Form 10-Q
period 2018-09-30
WORLD FUEL SERVICES CORP
filed 2018-10-30
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The registrant had a total of 67,231,043 shares of common stock, par value $0.01 per share, issued and outstanding as of October 19, 2018.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$142.1	$372.3
Accounts receivable, net	3,106.9	2,705.6
Inventories	679.3	505.0
Prepaid expenses	78.9	64.4
Short-term derivative assets, net	61.8	51.1
Other current assets	258.9	241.9
Total current assets	4,327.9	3,940.4
Property and equipment, net	338.8	329.8
Goodwill	855.6	845.5
Identifiable intangible and other non-current assets	485.7	472.1
Total assets	$6,008.0	$5,587.8
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$35.7	$25.6
Accounts payable	2,785.9	2,239.7
Customer deposits	105.9	108.3
Accrued expenses and other current liabilities	356.0	344.9
Total current liabilities	3,283.4	2,718.6
Long-term debt	706.6	884.6
Non-current income tax liabilities, net	186.9	202.4
Other long-term liabilities	49.9	44.2
Total liabilities	$4,226.8	$3,849.8
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.0 and 67.7 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	340.8	354.9
Retained earnings	1,580.4	1,492.8
Accumulated other comprehensive loss	(156.7)	(126.5)
Total World Fuel shareholders' equity	1,765.2	1,721.9
Noncontrolling interest	16.0	16.0
Total equity	1,781.2	1,738.0
Total liabilities and equity	$6,008.0	$5,587.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$10,429.5	$8,543.0	$29,761.7	$24,823.4
Cost of revenue	10,162.8	8,303.1	29,005.4	24,121.1
Gross profit	266.7	239.9	756.3	702.3
Operating expenses:
Compensation and employee benefits	117.9	107.6	342.0	314.5
General and administrative	70.6	71.0	217.8	225.0
	188.5	178.6	559.8	539.5
Income from operations	78.2	61.3	196.4	162.8
Non-operating expenses, net:
Interest expense and other financing costs, net	(18.3)	(15.8)	(52.5)	(42.2)
Other income (expense), net	1.9	(0.9)	(2.0)	(5.0)
	(16.4)	(16.7)	(54.5)	(47.3)
Income before income taxes	61.8	44.6	142.0	115.6
Provision for income taxes	23.0	82.6	42.7	92.2
Net income (loss) including noncontrolling interest	38.7	(37.9)	99.2	23.4
Net income attributable to noncontrolling interest	0.6	0.6	1.1	0.6
Net income (loss) attributable to World Fuel	$38.2	$(38.5)	$98.1	$22.8

Basic earnings per common share	$0.57	$(0.57)	$1.45	$0.33

Basic weighted average common shares	67.5	67.9	67.5	68.3

Diluted earnings per common share	$0.56	$(0.57)	$1.45	$0.33

Diluted weighted average common shares	67.7	68.2	67.8	68.6

Comprehensive income:
Net income including noncontrolling interest	$38.7	$(37.9)	$99.2	$23.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.7)	12.2	(23.0)	29.8
Cash flow hedges, net of income tax benefit of $3.5 and $5.5 for the three months ended September 30, 2018 and 2017, respectively, and net of income tax benefit of $5.2 and income tax expense of $1.1 for the nine months ended September 30, 2018 and 2017, respectively	(5.6)	(8.7)	(8.4)	1.8
Other comprehensive income (loss):	(10.3)	3.5	(31.4)	31.6
Comprehensive income (loss) including noncontrolling interest	28.5	(34.4)	67.8	55.0
Comprehensive income (loss) attributable to noncontrolling interest	0.1	1.1	(1.2)	2.2
Comprehensive income (loss) attributable to World Fuel	$28.4	$(35.5)	$69.1	$52.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	98.1	—	98.1	1.1	99.2
Cash dividends declared	—	—	—	(12.1)	—	(12.1)	—	(12.1)
Amortization of share-based payment awards	—	—	8.0	—	—	8.0	—	8.0
Issuance of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.2)	—	—	(2.2)	—	(2.2)
Purchases of common stock	(0.7)	—	(20.0)	—	—	(20.0)	—	(20.0)
Other comprehensive income (loss)	—	—	—	—	(30.2)	(30.2)	(1.2)	(31.4)
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of September 30, 2018	67.0	$0.7	$340.8	$1,580.4	$(156.7)	$1,765.2	$16.0	$1,781.2

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	22.8	—	22.8	0.6	23.4
Cash dividends declared	—	—	—	(8.2)	—	(8.2)	—	(8.2)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	15.3	—	—	15.3	—	15.3
Cancellation of common stock related to share-based payment awards	(0.4)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(1.7)	—	(61.9)	—	—	(61.9)	—	(61.9)
Other comprehensive income	—	—	—	—	30.0	30.0	1.6	31.6
Balance as of September 30, 2017	67.7	$0.7	$349.3	$1,693.9	$(124.8)	$1,919.0	$16.8	$1,935.8

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income including noncontrolling interest	$99.2	$23.4
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	59.0	64.1
Provision for bad debt	7.6	6.3
Valuation allowance against the net U.S. deferred tax assets	—	76.9
Share-based payment award compensation costs	8.0	15.3
Deferred income tax benefit	(1.8)	(21.2)
Foreign currency losses, net	4.9	8.4
Other	(0.8)	(2.4)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $109.3 million and $82.1 million for the three months ended September 30, 2018 and 2017, respectively, and $353.0 million and $239.2 million for the nine months ended September 30, 2018 and 2017, respectively.)	(775.5)	(492.6)
Inventories	(177.1)	(69.5)
Prepaid expenses	(17.2)	(9.8)
Short-term derivative assets, net	(35.7)	28.4
Other current assets	(36.9)	(49.7)
Cash collateral with financial counterparties	40.0	(15.6)
Other non-current assets	(39.3)	(19.3)
Accounts payable	554.0	253.7
Customer deposits	(1.1)	6.4
Accrued expenses and other current liabilities	(6.4)	—
Non-current income tax, net and other long-term liabilities	3.2	5.9
Total adjustments	(415.2)	(214.5)
Net cash used in operating activities	(316.0)	(191.1)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	357.5	236.3
Acquisition of businesses, net of cash acquired	(21.0)	(94.6)
Capital expenditures	(44.7)	(37.8)
Other investing activities, net	7.3	(0.5)
Net cash provided by investing activities	299.0	103.4
Cash flows from financing activities:
Borrowings of debt	4,663.5	3,500.1
Repayments of debt	(4,841.2)	(3,492.6)
Dividends paid on common stock	(12.1)	(12.3)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(2.2)	(4.0)
Purchases of common stock	(20.0)	(61.9)
Other financing activities, net	—	(2.0)
Net cash used in financing activities	(212.0)	(72.7)
Effect of exchange rate changes on cash and cash equivalents	(1.3)	7.8
Net decrease in cash and cash equivalents	(230.3)	(152.6)
Cash and cash equivalents, as of beginning of period	372.3	698.6
Cash and cash equivalents, as of end of period	$142.1	$546.0

The accompanying notes are an integral part of these unaudited consolidated financial statements

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.1 million as of September 30, 2018.

Beneficial interests obtained in exchange for accounts receivable sold were $353.0 million and $239.2 million as of September 30, 2018 and 2017, respectively.

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

Income Statement - Reporting Comprehensive Income (Topic 220). In February 2018, ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued. ASU 2018-02 provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the U.S. Tax Cuts and Jobs Act ("Tax Reform Act") is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. This updated standard allows for adoption in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We adopted this updated standard in the first quarter of 2018, and subsequently reclassified the tax rate disparity to retained earnings.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). In August 2018, ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, was issued. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The standard also requires the entity (customer) to expense the capitalized implementation costs over the term of the hosting arrangement. We early adopted this updated standard, which did not have a material impact on our consolidated financial statements.

Income Taxes (Topic 740). In March 2018, ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, was issued. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued U.S. Tax Cuts and Jobs Act ("Tax Reform Act"). We have adopted these amendments and where the accounting under Topic 740 is incomplete for certain specific income tax effects of the Tax Reform Act, we reported provisional amounts.

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

Cash Flows: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flows items. This standard is effective at the beginning of our 2018 fiscal year and we have provided an updated line item attributable to retained beneficial interests associated with our receivables purchase agreements on our consolidated statements of cash flows. The adoption resulted in a $236.3 million retrospective reclassification of the beneficial interest received in exchange for accounts receivable sales for the nine months ended September 30, 2017 from cash flows from operating activities to cash flows from investing activities.

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

Accounting Standards Issued but Not Yet Adopted
Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued.  The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for direct financing and operating leases. Upon adoption, this standard will require all lessees to recognize a right of use asset and a liability to make lease payments (lease liability) on the balance sheet, except for leases with durations of twelve months or less. Lessees (for capital and operating leases) must apply a modified retrospective transition approach for leases existing at or after the beginning of the earliest comparative period presented in the consolidated financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. This standard is effective at the beginning of our 2019 fiscal year. In preparation for adoption of the standard, we developed a cross-functional team and engaged a third-party service provider to assist us throughout our evaluation, including the selection of a lease software and contract administration platform. We continue to evaluate the overall impact the adoption of this new guidance will have on our consolidated financial statements and related disclosures.

2. Accounts Receivable

We have receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank that allow for the sale of up to an aggregate of $725.0 million of our accounts receivable. Under the RPAs, we sold $6.1 billion and $4.6 billion of accounts receivables and collected $6.0 billion and $4.5 billion of accounts receivables for the nine months ended September 30, 2018 and September 30, 2017, respectively. The fees and financing costs under the RPA were $14.2 million and $8.7 million, for the nine months ended September 30, 2018 and September 30, 2017, respectively. As of September 30, 2018 and December 31, 2017, our sold accounts receivable under the RPAs was $553.7 million and $377.3 million, respectively.

3. Acquisitions

2018 Acquisition

During the first quarter of 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its acquisition date and did not have a material impact on our consolidated revenue and net income for the nine months ended September 30, 2018.

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

The following table summarizes the aggregate consideration paid for acquisitions during the nine months ended September 30, 2017 and the amounts of the assets acquired and liabilities assumed, recognized at the acquisition date.

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

4. Derivatives

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		September 30,	December 31,	September 30,	December 31,
		2018	2017	2018	2017
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$56.9	$0.4	$93.3	$0.5
	Accrued expenses and other current liabilities	—	2.3	—	43.1
		$56.9	$2.7	$93.3	$43.6

Foreign currency contracts	Short-term derivative assets, net	$—	$—	$0.4	$—
	Accrued expenses and other current liabilities	0.1	—	—	—
		$0.1	$—	$0.4	$—
Total derivatives designated as hedging instruments		$56.9	$2.7	$93.7	$43.6

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$322.8	$191.4	$225.8	$123.3
	Identifiable intangible and other non-current assets	76.1	18.2	49.9	5.2
	Accrued expenses and other current liabilities	89.8	86.1	179.0	138.2
	Other long-term liabilities	11.2	5.2	31.0	13.5
		$499.9	$300.9	$485.7	$280.2

Foreign currency contracts	Short-term derivative assets, net	$1.8	$4.5	$0.3	$2.8
	Accrued expenses and other current liabilities	0.5	3.9	2.0	5.7
	Other long-term liabilities	—	—	—	0.2
		$2.3	$8.5	$2.3	$8.7
Total derivatives not designated as hedging instruments		$502.2	$309.4	$488.0	$288.9

Total derivatives		$559.1	$312.0	$581.6	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 6.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of September 30, 2018 (in millions):

	As of September 30,
Derivative Instruments	Units	2018
Commodity contracts
Long	BBL	77.2
Short	BBL	(74.3)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(96.9)
Buy U.S. dollar, sell other currencies	USD	188.4

As of September 30, 2018, and December 31, 2017, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Inventory	$68.5	$50.9	$4.7	$2.7

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	September 30, 2018		September 30, 2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,429.5	$10,162.8	$8,543.0	$8,303.1
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	8.7	—	0.8
Derivatives designated as hedging instruments	—	(7.1)	—	(23.1)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(6.6)	12.7	(8.4)	2.8
Total amount of income and expense line items excluding the impact of hedges	$10,436.1	$10,177.2	$8,551.4	$8,283.6

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Nine Months Ended
	September 30, 2018		September 30, 2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$29,761.7	$29,005.4	$24,823.4	$24,121.1
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	25.4	—	(1.3)
Derivatives designated as hedging instruments	—	(23.5)	—	(16.4)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(30.6)	41.1	(2.6)	(1.0)
Total amount of income and expense line items excluding the impact of hedges	$29,792.3	$29,048.4	$24,826.0	$24,102.5

For the three and nine months ended September 30, 2018 and 2017, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	September 30,			September 30,
Derivative Instruments	2018	2017	Location	2018	2017

Commodity contracts	$(46.4)	$(83.0)	Revenue	$(6.6)	$(8.4)
Commodity contracts	46.9	68.7	Cost of Revenue	12.7	2.8
Foreign Currency contracts	(0.1)	—	Other Income (expense) net	(0.7)	—
Total (Loss) Gain	$0.3	$(14.3)	Total (Loss) Gain	$5.5	$(5.6)

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Nine Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Nine Months Ended
	September 30,			September 30,
Derivative Instruments	2018	2017	Location	2018	2017

Commodity contracts	$(74.1)	$23.3	Revenue	$(30.6)	$(2.6)
Commodity contracts	77.0	(25.2)	Cost of Revenue	41.1	(1.0)
Foreign Currency contracts	(1.3)	—	Other Income (expense) net	(0.7)	—
Total Gain	$1.6	$(1.8)	Total Gain	$9.9	$(3.6)

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2018	2017
Commodity contracts
	Revenue	$17.5	$(31.2)
	Cost of revenue	(21.4)	47.9
		$(3.9)	$16.7
Foreign currency contracts
	Revenue	$0.2	$(1.0)
	Other (expense), net	(2.1)	(2.5)
		$(1.9)	$(3.5)
Total (Loss) Gain		$(5.8)	$13.2

Amount of Realized and Unrealized Gain (Loss)		For the Nine Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2018	2017
Commodity contracts
	Revenue	$61.6	$37.1
	Cost of revenue	(65.2)	11.7
		$(3.6)	$48.8
Foreign currency contracts
	Revenue	$1.1	$(3.1)
	Other (expense), net	1.2	(8.9)
		$2.3	$(12.0)
Total Gain		$(1.3)	$36.8

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of September 30, 2018	As of December 31, 2017
Net derivatives liability positions with credit contingent features	$11.1	$11.8
Maximum potential collateral requirements	$11.1	$11.8

At September 30, 2018 and December 31, 2017, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2017	$326.9	$518.5	$845.5
Additions	—	13.4	13.4
Foreign exchange and other adjustments	(4.1)	0.9	(3.2)
Balance as of September 30, 2018	$322.8	$532.8	$855.6

6. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following (in millions):

	As of
	September 30,	December 31,
	2018	2017
Credit Facility	$209.0	$60.0
Term Loans	523.2	835.8
Capital leases	7.7	10.4
Other	2.4	4.0
Total debt	$742.3	$910.2
Current maturities of long-term debt and capital leases	$35.7	$25.6
Long-term debt	$706.6	$884.6

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest income	$0.8	$1.2	$2.7	$3.9
Interest expense and other financing costs	(19.1)	(17.0)	(55.1)	(46.2)
	$(18.3)	$(15.8)	$(52.5)	$(42.2)

t
7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different than market rates. Based on the fair value hierarchy, our debt of $742.3 million and $910.2 million as of September 30, 2018 and December 31, 2017, respectively, and our notes receivable of $26.9 million and $44.9 million as of September 30, 2018 and December 31, 2017, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value measurements as of September 30, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$421.8	$131.4	$3.5	$556.7
Foreign currency contracts	—	2.4	—	2.4
Cash surrender value of life insurance	—	6.4	—	6.4
Total assets at fair value	$421.8	$140.2	$3.5	$565.5

Liabilities:
Commodities contracts	$414.7	$161.7	$2.5	$579.0
Foreign currency contracts	—	2.6	—	2.6
Total liabilities at fair value	$414.7	$164.3	$2.5	$581.6

	Fair Value measurements as of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$196.3	$106.1	$1.2	$303.6
Foreign currency contracts	—	8.5	—	8.5
Cash surrender value of life insurance	—	5.6	—	5.6
Total assets at fair value	$196.3	$120.2	$1.2	$317.7

Liabilities:
Commodities contracts	$210.6	$111.8	$1.4	$323.9
Foreign currency contracts	—	8.7	—	8.7
Total liabilities at fair value	$210.6	$120.5	$1.4	$332.5

There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at September 30, 2018 and December 31, 2017, respectively.

For our derivative contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary or liquidate the collateral in the event of counterparty default. We net the fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting or offset agreement.

The following tables summarize those commodity derivative balances subject to the right of offset as presented on our consolidated balance sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of September 30, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$556.7	$474.2	$82.5	$—	$—	$82.5
Foreign currency contracts	2.4	1.2	1.2	—	—	1.2
Total assets at fair value	$559.1	$475.4	$83.7	$—	$—	$83.7

Liabilities:
Commodities contracts	$579.0	$474.2	$104.8	$—	$—	$104.8
Foreign currency contracts	2.6	1.2	1.4	—	—	1.4
Total liabilities at fair value	$581.6	$475.4	$106.2	$—	$—	$106.2

	Fair Value as of December 31, 2017
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$303.6	$228.4	$75.1	$21.2	$—	$53.9
Foreign currency contracts	8.5	6.7	1.7	—	—	1.7
Total assets at fair value	$312.0	$235.2	$76.9	$21.2	$—	$55.7

Liabilities:
Commodities contracts	$323.9	$228.4	$95.4	$39.2	$—	$56.2
Foreign currency contracts	8.7	6.7	2.0	—	—	2.0
Total liabilities at fair value	$332.5	$235.2	$97.4	$39.2	$—	$58.2

At September 30, 2018 and December 31, 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2018, one counterparty, with credit risk in the amount of $3.8 million, represented over 10% of our credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Income tax provision	$23.0	$82.6	$42.7	$92.2

Effective income tax rate	37.3%	185.0%	30.1%	79.8%

Our provision for income taxes for the three months ended September 30, 2018 was $23.0 million resulting in an effective income tax rate of 37.3%. The provision includes an adjustment for an income tax expense of $1.5 million, net, for discrete items primarily related to a change in valuation allowance in the U.S. Without the $1.5 million in discrete items, the effective income tax rate would have been 34.9% for the three months ended September 30, 2018.

Our provision for income taxes for the three months ended September 30, 2017 was $82.6 million resulting in an effective tax rate of 185%. The provision includes a valuation allowance recorded against our U.S. deferred tax assets of $76.9 million. The valuation allowance was comprised of $24.0 million of deferred tax assets generated during 2017 and $52.9 million related to deferred tax assets generated in previous years. In addition, the provision also included an income tax expense of $1.7 million, net, for discrete items related to changes in estimates in uncertain tax positions, and an adjustment for stock based compensation. Without the $76.9 million valuation allowance and the $1.7 million in discrete items, the three months ended September 30, 2017. effective income tax rate would have been 12.5%.

Our provision for income taxes for the nine months ended September 30, 2018 was $42.7 million resulting in an effective income tax rate of 30.1%. The provision includes an adjustment for an income tax benefit of $7.4 million, net, for discrete items primarily related to an adjustment pursuant to the accounting of the Tax Reform Act, changes in the valuation allowance in various jurisdictions, and an adjustment for stock based compensation in accordance with ASU 2016-09. Without the $7.4 million benefit in discrete items, the effective income tax rate would have been 35.3% for the nine months ended September 30, 2018.

Our provision for income taxes for the nine months ended September 30, 2017 was $92.2 million resulting in an effective tax rate of 79.8%. The provision includes a valuation allowance of $76.9 million and other discrete amounts, net, of $5.6 million related to changes in estimates in uncertain tax positions, and an adjustment for stock based compensation in accordance with ASU 2016-09. Without the valuation allowance of $76.9 million and other discrete items, the effective income tax rate would have been 8.3% for the nine months ended September 30, 2017.

Our provision for income taxes for each of the three and nine months ended September 30, 2018 and 2017 was calculated based on the estimated annual effective income tax rate for 2018 and 2017 fiscal years. The actual effective income tax rate for the 2018 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We have various income tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in South Korea for the 2011 to 2014 tax years, Denmark for the 2013 to 2015 tax years and the U.S. for the 2013 to 2016 tax years. In 2017, the South Korean branch of one of our subsidiaries received income tax assessment notices for the years 2011 to 2014 totaling $10.2 million (KRW 11.3 billion). We believe that these assessments are without merit and are currently appealing the actions. During the quarter ended March 31, 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authority relating to transfer pricing and related issues for the tax years 2013 to 2015. In addition, in 2017, we received a notice of examination from the U.S. Internal Revenue Service for the 2013 to 2016 tax years. We are currently responding to the requests from the U.S. and Danish tax authorities.

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

9. Revenue from Contracts with Customers

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

We record fuel sales and services, except revenue from merchant services, on a gross basis as we generally take inventory risk, have latitude in establishing the sales price, have discretion in the supplier selection, maintain credit risk and are the primary obligor in the sales arrangement. Whether the services have been performed and the customer has obtained control are factors we take into consideration in deciding when to recognize revenue. These factors are readily determinable and consistently applied throughout our business. Therefore, we generally have not needed to make material estimates or assumptions with respect to revenue recognition.

The following table presents our revenues from contracts with customers disaggregated by major geographic areas we conduct business in. Prior period amounts have not been adjusted under the modified retrospective method (in millions).

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Aviation	$379.8	$257.1	$1,135.5	$764.1
Land	0.7	0.8	2.6	1.5
Marine	978.3	808.8	2,581.9	2,547.5
Asia Pacific	$1,358.9	$1,066.7	$3,720.0	$3,313.1

Aviation	$1,122.1	$752.0	$2,754.9	$1,821.8
Land	605.1	548.6	1,920.6	1,680.9
Marine	914.7	652.6	2,384.3	1,993.3
EMEA	$2,641.9	$1,953.2	$7,059.8	$5,496.1

Aviation	$468.0	$331.9	$1,435.5	$964.4
Land	136.1	179.3	476.7	508.3
Marine	156.6	127.9	439.9	416.4
LATAM	$760.8	$639.1	$2,352.1	$1,889.1

Aviation	$3,098.7	$2,420.7	$9,019.3	$6,972.2
Land	2,078.4	2,031.4	6,179.3	5,893.2
Marine	433.6	307.3	1,071.5	784.1
North America	$5,610.7	$4,759.4	$16,270.1	$13,649.5

Other revenues (excluded from ASC 606)	$57.3	$124.6	$359.8	$475.7

	$10,429.5	$8,543.0	$29,761.7	$24,823.4

Our contract assets and liabilities balances and the changes in these balances were not material for the three and nine months ended September 30, 2018.

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

10. Business Segments

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

In our aviation segment, we offer fuel and fuel-related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, and private aircraft. In addition, we supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the North Atlantic Treaty Organization (NATO) and the U.S. Defense Logistics Agency.

In our land segment, we offer fuel, lubricants, power and natural gas solutions through Kinect, our global energy management services platform and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers.

Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2018	2017	2018	2017
Aviation segment	$5,025.3	$3,705.8	$14,218.9	$10,531.6
Land segment	2,854.4	2,770.5	8,675.3	8,117.9
Marine segment	2,549.8	2,066.7	6,867.5	6,173.9
	$10,429.5	$8,543.0	$29,761.7	$24,823.4

Gross profit:
Aviation segment	$140.7	$123.9	$378.0	$334.8
Land segment	83.0	85.5	273.8	270.5
Marine segment	43.0	30.5	104.5	97.0
	$266.7	$239.9	$756.3	$702.3
Income from operations:
Aviation segment	$76.4	$61.6	$188.3	$151.7
Land segment	7.8	13.1	37.7	46.7
Marine segment	14.4	4.3	30.9	19.9
	98.6	79.1	256.9	218.4
Corporate overhead - unallocated	(20.5)	(17.8)	(60.4)	(55.5)
	$78.2	$61.3	$196.4	$162.8

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	September 30,	December 31,
	2018	2017
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $11.1 and $10.8 as of September 30, 2018 and December 31, 2017, respectively	$1,107.9	$1,013.0
Land segment, net of allowance for bad debt of $2.8 and $6.6 as of September 30, 2018 and December 31, 2017, respectively	955.4	874.7
Marine segment, net of allowance for bad debt of $10.7 and $10.4 as of September 30, 2018 and December 31, 2017, respectively	1,043.6	817.9
	$3,106.9	$2,705.6
Total assets:
Aviation segment	$2,397.8	$2,240.4
Land segment	2,171.3	2,091.4
Marine segment	1,277.4	1,097.1
Corporate	161.5	158.9
	$6,008.0	$5,587.8

During each of the periods presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which includes sales to the U.S. Defense Logistics Agency and NATO, have accounted for a material portion of our profitability in recent years and we expect this to continue in the foreseeable future. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. Furthermore, changes in military policies or priorities, such as the decision to withdraw or reduce armed force levels in different geographies, can be sudden, subjecting us to losses or higher expenses associated with disposing of unused inventory, removal or abandonment of equipment and relocation of employees.

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to World Fuel	$38.2	$(38.5)	$98.1	$22.8
Denominator:
Weighted average common shares for basic earnings per common share	67.5	67.9	67.5	68.3
Effect of dilutive securities	0.2	0.3	0.3	0.3
Weighted average common shares for diluted earnings per common share	67.7	68.2	67.8	68.6

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.0	1.6	1.3	1.4

Basic earnings per common share	$0.57	$(0.57)	$1.45	$0.33

Diluted earnings per common share	$0.56	$(0.57)	$1.45	$0.33

12. Commitments and Contingencies

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
During the quarter ended December 31, 2016, the South Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $10.2 million (KRW 11.9 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.9 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2018, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

13. Restructuring

We previously initiated an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. While these activities are ongoing, we expect the majority of these activities to be completed in 2019. The restructuring plan involves reviewing non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. Accordingly, based on the nature of the activities being reviewed, we cannot reasonably estimate the ultimate cost that will be incurred. We are currently assessing the strategic fit of certain international operations where it has become increasingly more challenging to conduct our core operations and generate profits. During the nine months ended September 30, 2018, we incurred $12.2 million in restructuring charges, comprised primarily of employee-related costs, which are included in compensation and employee benefits on our consolidated statement of income and in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the nine months ended September 30, 2018 and our accrued restructuring charges as of September 30, 2018, which is included in accrued expenses and other current liabilities on our consolidated balance sheet (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2017	$0.7	$25.0	$1.3	$5.0	$32.0
Employee-related costs incurred	1.6	5.6	1.4	3.6	12.2
Paid during the period	(0.5)	(12.5)	(1.0)	(4.2)	(18.2)
Restructuring charges as of September 30, 2018	$1.8	$18.1	$1.8	$4.4	$26.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Examples of forward-looking statements in this 10-Q Report include, but are not limited to, our expectations about the conditions in the aviation, land, and marine markets and the impact on our business, our expectations regarding our continued focus on, and the impact of recent, cost management and portfolio rationalization, our expectations regarding government-related activity and the related profit contribution, our intent to focus on sustainable end user demand, our expectations regarding volumes, operating margin, and the impact of fuel prices on us and our customers, our ability to drive operational excellence, realize synergies associated with our previous acquisitions, and improve our technology platform for our land segment, our beliefs regarding improved profitability of our marine segment and the drivers of such profitability, our expectations regarding the opportunities that mandatory fuel standards may provide for us to drive greater profitability, our expectations regarding the impact of our investments in automation and technology, our intent to actively manage our working capital and inventory, as well as our business strategy, business prospects, operating results, effectiveness of internal controls to manage risk, working capital, liquidity, capital expenditure requirements and adequacy of funding to meet such capital expenditures and working capital requirements, as well as our expectations about tax and legal matters. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our Securities and Exchange Commission filings. Important assumptions relating to the forward-looking statements include, among others, assumptions regarding our ability to effectively leverage technology and operating systems and realize the anticipated benefits, our ability to successfully execute and achieve efficiencies and other benefits related to our transformation initiatives and address market conditions, our ability to successfully divest or exit certain businesses, our ability to effectively integrate and derive benefits from acquisitions, our ability to capitalize on new market opportunities, the demand for our products, the cost, terms and availability of fuel from suppliers, pricing levels, the timing and cost of capital expenditures, outcome of pending litigation, competitive conditions, general economic conditions and synergies relating to acquisitions, joint ventures and alliances. These assumptions could prove inaccurate. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect.

Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	sudden changes in the market price of fuel;

•	loss of, or reduced sales to a significant government customer;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the political, economic or regulatory conditions generally and in the markets in which we operate;

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations;

•	impacts associated with the U.K. referendum vote to exit from the European Union;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high risk locations;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

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

Business Outlook

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
The overall aviation market remains strong, benefiting from continued growth in global passenger demand, while airline profitability remains healthy, notwithstanding the increasing costs from rising fuel prices. Our aviation segment has benefited from our increased logistics capability and we have expanded our aviation fueling operations footprint into additional international territories and airport locations. The aviation segment has also benefited from continued strong demand from government customers, principally the North Atlantic Treaty Organization (NATO) in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability and while we expect our government-related activity to remain strong through the balance of 2018, such activity may decrease over time. Sales to government customers are driven by global events and military-related activities and therefore can vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities, primarily in the U.S. and U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and exit certain supply and trading activities which were not generating a sufficient economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. have been adversely impacted in the past by unseasonably warm winter weather conditions and accordingly, our results will continue to be impacted by future weather patterns. Meanwhile, our land segment has benefited from strong sales to government customers, including NATO in Afghanistan, and we expect such activity to remain consistent in the foreseeable future. We continue to focus on rationalizing our portfolio, including exiting activities involving low returns and reorienting our activities towards supplying more sustainable end user demand to provide greater leverage and ratability in our operating model. We are also focused on driving operational excellence, realizing the synergies associated with our previous acquisitions, and improving our technology platform.

Our marine segment results have improved over the course of 2018 despite the weak overall conditions within the global shipping and offshore oil exploration markets. We believe overall volumes in our marine segment have stabilized and rising fuel prices, combined with the effects of our cost savings initiatives, are leading to improved profitability. The implementation of mandatory fuel standards, such as the International Maritime Organization's regulations limiting sulphur in fuel oil used on ships operating outside designated emission control areas that will be effective on January 1, 2020, may provide additional opportunities for us to drive greater profitability.

As a result of the challenges in the markets where we operate, we continue to rationalize our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We are investing in automation and technology, most notably in our land segment, which we expect will ultimately lower our cost and improve scalability. Furthermore, we continue to implement our enterprise-wide restructuring plan designed to streamline the organization, and reallocate resources to better align our organizational structure and costs with our strategy with a view to ultimately improve operating efficiencies. The restructuring program involves reviewing non-core businesses and investments, our organizational structure, and business prospects in the markets we serve, as well as exiting certain business activities that generate low or highly variable economic value. We expect this portfolio rationalization will free up additional capital to invest in activities with recurring revenue and adequate returns while we continue to actively manage our working capital and inventory, particularly in a rising fuel price environment.

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

Results of Operations
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue. Our revenue for the third quarter of 2018 was $10.4 billion, an increase of $1.9 billion, or 22.1%, as compared to the third quarter of 2017. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2018	2017	$ Change
Aviation segment	$5,025.3	$3,705.8	$1,319.5
Land segment	2,854.4	2,770.5	83.9
Marine segment	2,549.8	2,066.7	483.1
	$10,429.5	$8,543.0	$1,886.5

Revenues in our aviation segment were $5.0 billion for the third quarter of 2018, an increase of $1.3 billion, or 35.6% as compared to the third quarter of 2017. The increase in aviation revenues was attributable to increased volume associated with our international fueling operations, principally in Europe. Total volumes for the third quarter of 2018 were 2.1 billion gallons, an increase of 1.5%, as compared to the comparable prior year period. The overall increase in revenue was also driven by higher average jet fuel prices per gallon sold in the third quarter of 2018, where the average price per gallon sold was $2.30, as compared to $1.71 in the third quarter of 2017.

Revenues in our land segment were $2.9 billion for the third quarter of 2018, an increase of $0.1 billion, or 3.0%, as compared to the third quarter of 2017. The overall increase in revenue was influenced by a higher average fuel price per gallon sold in the third quarter of 2018, as compared to the third quarter of 2017. Volumes in our land segment experienced a 153 million gallon decrease for the third quarter of 2018, driven principally by our decision to reduce certain non-core, low margin activities in North America, which were not meeting our return expectations. This was partially offset by growth in Kinect, our global energy management services platform.

Revenues in our marine segment were $2.5 billion for the third quarter of 2018, an increase of $0.5 billion, or 23.4%, as compared to the third quarter of 2017. Volumes in our marine segment declined 12.5% to 6.0 million metric tons for the third quarter of 2018, as compared to the 2017 period, driven principally by our decision to discontinue certain low margin, low return activities over the past year. The increase in revenues was principally attributable to higher average bunker prices, where we experienced a 41.0% increase in the average price per metric ton sold, to $427.4 in the third quarter of 2018 as compared to $303.2 in the third quarter of 2017.

Gross Profit. Our gross profit for the third quarter of 2018 was $266.7 million, an increase of $26.8 million, or 11.2%, as compared to the third quarter of 2017.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2018	2017	$ Change
Aviation segment	$140.7	$123.9	$16.7
Land segment	83.0	85.5	(2.5)
Marine segment	43.0	30.5	12.6
	$266.7	$239.9	$26.8

Our aviation segment gross profit for the third quarter of 2018 was $140.7 million, an increase of $16.7 million, or 13.5%, as compared to the third quarter of 2017. The increase in aviation gross profit was primarily due to continued strength in our government-related activity, growth in our international fuel sales and a return to normalized profitability in North America, which was negatively impacted by hurricanes Harvey and Irma during the third quarter of 2017.

Our land segment gross profit for the third quarter of 2018 was $83.0 million, a decrease of $2.5 million, or 2.9%, as compared to the third quarter of 2017. The decrease in land segment gross profit was primarily attributable to lower profitability in our operations in the U.K., driven by unseasonably warm and dry weather, and continued weakness in Brazil. The decrease was partially offset by higher profitability within Kinect, including the impact of recently acquired businesses that were not in the comparable prior year period.

Our marine segment gross profit for the third quarter of 2018 was $43.0 million, an increase of $12.6 million, or 41.3%, as compared to the third quarter of 2017. The gross profit increase was principally driven by higher profitability as a result of a sharp rise in bunker fuel prices for our core resale business, including the impact of certain seasonal activities.

Operating Expenses. Total operating expenses for the third quarter of 2018 were $188.5 million, an increase of $10.0 million, or 5.6%, as compared to the third quarter of 2017. The increase in operating expenses was primarily attributable to our acquired businesses and severance costs. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	September 30,
	2018	2017	$ Change
Compensation and employee benefits	$117.9	$107.6	$10.3
General and administrative	70.6	71.0	(0.3)
	$188.5	$178.6	$10.0

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2018	2017	$ Change
Aviation segment	$76.4	$61.6	$14.8
Land segment	7.8	13.1	(5.3)
Marine segment	14.4	4.3	10.1
	98.6	79.1	19.6
Corporate overhead - unallocated	(20.5)	(17.8)	(2.7)
	$78.2	$61.3	$16.9

Our income from operations for the third quarter of 2018 was $78.2 million, an increase of $16.9 million, or 27.5%, as compared to the third quarter of 2017. The increase was primarily attributable to our aviation and marine segments and was partially offset by declines within the land segment. The increase within our aviation segment was primarily due to increased volumes and profitability from our international fueling operations as well as the negative impact of hurricanes Harvey and Irma during the third quarter of 2017. Within our marine segment, we experienced higher profitability higher profitability as a result of a sharp rise in bunker fuel prices for our core resale business, including the impact of certain seasonal activities, as compared to the third quarter of 2017. Within our land segment, we experienced lower profitability in our operations in the U.K., driven by unseasonably warm and dry weather, and continued weakness in Brazil as compared to the third quarter of 2017, which were partially offset by higher profitability from acquired businesses within Kinect.

Corporate overhead costs not charged to the business segments for the third quarter of 2018 were $20.5 million, an increase of $2.7 million, or 15.2%, as compared to the third quarter of 2017, primarily attributable to increases in incentive compensation offset by the impact of our cost savings initiatives.

Non-Operating Expenses, net. For the third quarter of 2018, we had non-operating expenses, net of $16.4 million, a decrease of $0.3 million as compared to the third quarter of 2017.

Income Taxes. For the third quarter of 2018, our effective income tax rate was 37.3% and our income tax provision was $23.0 million, as compared to an effective income tax rate of 185.0% and an income tax provision of $82.6 million for the third quarter of 2017. The lower effective income tax rate for the third quarter of 2018 was primarily related to the recording of valuation allowances in various jurisdictions, changes in estimates of uncertain tax position, and our mix of income being generated in tax jurisdictions with varying tax rates recorded in the third quarter of 2017 as compared to the third quarter of 2018.

Net Income Attributable to Noncontrolling Interest. For the third quarter of 2018, net income attributable to noncontrolling interest was $0.6 million, which was the same as the third quarter of 2017.

Net Income and Diluted Earnings per Common Share. For the third quarter of 2018, we had net income of $38.2 million and diluted earnings per common share of $0.56 as compared to net loss of $38.5 million and diluted loss per common share of $0.57 for the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue. Our revenue for the first nine months of 2018 was $29.8 billion, an increase of $4.9 billion, or 19.9%, as compared to the first nine months of 2017. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	$ Change
Aviation segment	$14,218.9	$10,531.6	$3,687.3
Land segment	8,675.3	8,117.9	557.4
Marine segment	6,867.5	6,173.9	693.5
	$29,761.7	$24,823.4	$4,938.2

Revenues in our aviation segment were $14.2 billion for the first nine months of 2018, an increase of $3.7 billion, or 35.0%, as compared to the first nine months of 2017. The overall increase in revenue was primarily driven by higher average jet fuel prices per gallon sold in the first nine months of 2018, where the average price per gallon sold was $2.21, as compared to $1.67 in the first nine months of 2017. Total volumes for the first nine months of 2018 were 6.1 billion gallons, an increase of 3.8%, as compared to the comparable prior year period. The increased volumes was attributable to growth in our international fueling operations.

Revenues in our land segment were $8.7 billion for the first nine months of 2018, an increase of $0.6 billion, or 6.9%, as compared to the first nine months of 2017. The overall increase in revenue was influenced by a higher average fuel price per gallon sold in the first nine months of 2018, as compared to the first nine months of 2017. Volumes in our land segment declined moderately, experiencing a 0.2 billion gallon volume decrease for the first nine months of 2018, as compared to the first nine months of 2017.

Revenues in our marine segment were $6.9 billion for the first nine months of 2018, an increase of $0.7 billion, or 11.2%, as compared to the first nine months of 2017. The increase in revenues was driven by higher average fuel prices, where we experienced a 28.8% increase in the average price per metric ton sold, to $389.6 in the first nine months of 2018 as compared to $302.5 in the first nine months of 2017. Volumes in our marine segment were 17.6 million metric tons, a decrease of 13.6%, for the first nine months of 2018 as compared to the 2017 period, driven principally by lower volumes in our core resale operations, including our decision to discontinue certain low margin, low return activities over the past year.

Gross Profit. Our gross profit for the first nine months of 2018 was $756.3 million, an increase of $54.0 million, or 7.7%, as compared to the first nine months of 2017.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	$ Change
Aviation segment	$378.0	$334.8	$43.2
Land segment	273.8	270.5	3.3
Marine segment	104.5	97.0	7.5
	$756.3	$702.3	$54.0

Our aviation segment gross profit for the first nine months of 2018 was $378.0 million, an increase of $43.2 million, or 12.9%, as compared to the first nine months of 2017. The increase in aviation gross profit was primarily due to increased activity from our government-related business, growth in our international fueling operations and a return to normalized profitability in North America, which was negatively impacted by hurricanes Harvey and Irma during the third quarter of 2017.

Our land segment gross profit for the first nine months of 2018 was $273.8 million, an increase of $3.3 million, or 1.2%, as compared to the first nine months of 2017. The increase in land segment gross profit is primarily attributable to higher profitability associated with Kinect, which was influenced by recently acquired businesses, and higher profits from our transaction processing activities. These increases were partially offset by lower profitability in our government business due to reduced margins as well as the strategic exit of certain convenience store activities in the U.S. in 2017.

Our marine segment gross profit for the first nine months of 2018 was $104.5 million, a increase of $7.5 million, or 7.7%, as compared to the first nine months of 2017. The gross profit increase was principally driven by higher profitability within our core resale business.

Operating Expenses. Total operating expenses for the first nine months of 2018 were $559.8 million, an increase of $20.4 million, or 3.8%, as compared to the first nine months of 2017. The total increase in operating expenses was primarily attributable to our acquired businesses and severance costs. The following table sets forth our expense categories (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	$ Change
Compensation and employee benefits	$342.0	$314.5	$27.5
General and administrative	217.8	225.0	(7.1)
	$559.8	$539.5	$20.4

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2018	2017	$ Change
Aviation segment	$188.3	$151.7	$36.6
Land segment	37.7	46.7	(9.0)
Marine Segment	30.9	19.9	11.0
	256.9	218.4	38.5
Corporate overhead - unallocated	(60.4)	(55.5)	(4.9)
	$196.4	$162.8	$33.6

Our income from operations for the first nine months of 2018 was $196.4 million, an increase of $33.6 million, or 20.6%, as compared to the first nine months of 2017.  The increase was primarily attributable to our aviation and marine segments. Our aviation segment benefited from increased activity from our government-related activities and international fueling operations. Within our marine segment, we experienced higher profitability within our core resale business. Within our land segment, we experienced higher profitability associated with Kinect, which was influenced by recently acquired businesses and higher profits from our transaction processing activities. The increase was partially offset by lower profitability in our government business due to reduced margins, as well as the strategic exit of certain convenience store activities in the U.S. in 2017.

Corporate overhead costs not charged to the business segments for the first nine months of 2018 were $60.4 million, an increase of $4.9 million, or 8.9%, as compared to the first nine months of 2017.

Non-Operating Expenses, net. For the first nine months of 2018 we had non-operating expenses, net of $54.5 million, an increase of $7.2 million as compared to the first nine months of 2017 driven principally by higher finance costs associated with outstanding borrowings.

Income Taxes.  For the first nine months of 2018, our effective income tax rate was 30.1% and our income tax provision was $42.7 million, as compared to an effective income tax rate of 79.8% and an income tax provision of $92.2 million for the first nine months of 2017. The lower effective income tax rate for the first nine months of 2018 was impacted by changes in the valuation allowance in various jurisdictions and our mix of income being generated in tax jurisdictions with varying income tax rates.

Net Income Attributable to Noncontrolling Interest.  For the first nine months of 2018, net income attributable to noncontrolling interest was $1.1 million, an increase of $0.6 million as compared to the first nine months of 2017.

Net Income and Diluted Earnings per Common Share.  For the first nine months of 2018 we had net income of $98.1 million and diluted earnings per common share of $1.45 as compared to net income of $22.8 million and diluted earnings per common share of $0.33 for the first nine months of 2017.

Liquidity and Capital Resources

Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as changes in fuel prices. Availability under our Credit Facility is also limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
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

We believe that our cash and cash equivalents as of September 30, 2018 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2018 and 2017 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Nine Months Ended
	September 30,
	2018	2017
Net cash used in operating activities	$(316.0)	$(191.1)
Net cash provided by investing activities	299.0	103.4
Net cash used in financing activities	(212.0)	(72.7)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $357.5 million and $236.3 million for the nine months ended September 30, 2018 and 2017, respectively.

Operating Activities. For the first nine months of 2018, net cash used in operating activities was $316.0 million as compared to net cash used in operating activities of $191.1 million for the first nine months of 2017.  The $124.9 million change in operating cash flows was principally due to year-over-year changes in accounts receivables, accounts payable and inventory. The increases in accounts receivable and accounts payable was primarily associated with higher average fuel prices and the timing of collections and payments. Cash flows from inventory decreased $107.6 million as compared to the first nine months of 2017, primarily as a result of strategic and seasonal inventory purchases and higher average fuel prices during the period.

At the beginning of 2018, accounting standards update 2016-15 (“ASU 2016-15”) became effective for us and provided revised guidance on the presentation of certain items, including those associated with retained beneficial interests in accounts receivable sale programs. Under the terms of our receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank, we were entitled to retained beneficial interests, which gave us the right to receive additional cash consideration of either 10% or 6%, as a result of receiving cash consideration equal to either 90% or 94%, respectively of the total accounts receivables balance. Under the revised guidance, previously disclosed cash inflows attributable to held beneficial interests are no longer treated as a component of accounts receivables, net in operating activities, but instead are classified separately as an investing activity. However, during the quarter ended September 30, 2018, we amended the RPAs with Wells Fargo and Citibank to remove the retained beneficial interests, allowing us to sell 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%.

Investing Activities. For the first nine months of 2018, net cash provided by investing activities was $299.0 million as compared to net cash provided by investing activities of $103.4 million for the first nine months of 2017. The $195.6 million increase in cash provided by investing activities was principally due to increased cash receipts of retained beneficial interests in receivables sales and decreased cash used for the acquisition of businesses.

Financing Activities. For the first nine months of 2018, net cash used in financing activities was $212.0 million as compared to net cash used in financing activities of $72.7 million for the first nine months of 2017. The $139.3 million change was due to a $185.3 million increase in net repayments of debt under our credit facility in the first nine months of 2018 as compared to the first nine months of 2017 offset by a $41.9 million decrease in cash used for common stock repurchases in the first nine months of 2018 as compared to the first nine months of 2017.

Other Liquidity Measures

Cash and Cash Equivalents. As of September 30, 2018 and December 31, 2017, we had cash and cash equivalents of $142.1 million and $372.3 million, respectively.
Credit Facility and Term Loans. On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to $1.16 billion.We had $523.2 million and $835.8 million in Term Loans outstanding as of September 30, 2018 and December 31, 2017, respectively. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $209.0 million and $60.0 million as of September 30, 2018 and December 31, 2017, respectively. Our issued letters of credit under the Credit Facility totaled $3.8 million and $8.6 million as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018 and December 31, 2017, the unused portion of our Credit Facility was $947.2 million and $1.19 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2018, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2018 and December 31, 2017, our outstanding letters of credit and bank guarantees under these credit lines totaled $317.7 million and $272.0 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $725.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $553.7 million and $377.3 million, as of September 30, 2018 and December 31, 2017, respectively.

Short-Term Debt. As of September 30, 2018, our short-term debt of $35.7 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2017 to September 30, 2018.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2017 10-K Report.

Contractual Obligations

Derivative Obligations. As of September 30, 2018, our net derivative obligations were $110.3 million, principally due within one year.

Purchase Commitment Obligations. As of September 30, 2018, fixed purchase commitments under our derivative programs amounted to $59.2 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2018, we had issued letters of credit and bank guarantees totaling $321.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of September 30, 2018, see Notes to the Consolidated Financial Statements – Note 3. Derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2018.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2018.

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

On July 20, 2016, we were informed that the U.S. Department of Justice (the “DOJ”) is conducting an investigation into the aviation fuel supply industry, including certain activities by us and other industry participants at an airport in Central America. In connection therewith, we were served with formal requests by the DOJ about our activities at that airport and our aviation fuel supply business more broadly. We are cooperating with the investigation.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2018 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2018 - 7/31/2018	—	$20.55	—	$100,000
8/1/2018 - 8/31/2018	725	27.68	723	79,986
9/1/2018 - 9/30/2018	—	27.98	—	79,986
Total	726	$27.68	723	$79,986
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of September 30, 2018, approximately 80.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2018	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer