Form 10-K
period 2018-12-31
WORLD FUEL SERVICES CORP
filed 2019-03-01
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an "emerging growth company". See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒ Accelerated filer ☐ Non-Accelerated filer ☐ Smaller Reporting Company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2018, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1,356,610,431.

As of February 8, 2019, the registrant had approximately 67,171,776 shares of outstanding common stock, par value $0.01 per share.

Documents incorporated by reference:
Part III -	Specified Portions of the Registrant’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2018 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment for natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
We have offices throughout the United States ("U.S.") and in various foreign jurisdictions, including, but not limited to: Brazil, Costa Rica, Singapore, and the United Kingdom (“U.K.”). See “Item 2 – Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2018 10‑K Report for a list of our subsidiaries.
As of February 22, 2019, we employed more than 5,000 employees globally. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2018 10‑K Report and are not incorporated by reference in this 2018 10‑K Report.
Segments
We operate in three reportable segments consisting of aviation, land and marine. During each of the years presented on the consolidated statements of income and comprehensive income, none of our aviation, land or marine customers accounted for more than 10% of any segment or total consolidated revenue. Financial information with respect to our business segments and the geographic areas of our business is provided below and within Note 13 to the accompanying consolidated financial statements included in this 2018 10-K Report.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators and private aircraft. Our aviation‑related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. We also supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the North Atlantic Treaty Organization ("NATO") and the U.S. Defense Logistics Agency (collectively, "government customers"). In addition, we offer card payment solutions and related processing services and technology.
Because fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network, consisting of on-airport fueling operations and third‑party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in locations worldwide on short notice.

We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market‑based formulas or government-controlled prices.
Land Segment
In our land segment, we primarily offer fuel, heating oil, propane, natural gas, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our land related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the U.K. and Brazil. We also offer advisory and fulfillment solutions with respect to power, natural gas and other energy products through Kinect, our global energy management solutions business, with offices in the U.S., Australia and throughout Western Europe. In addition, we offer transaction management services, which include card payment solutions, government payment systems for global fuel procurement, merchant processing services, payment solutions for tolls across Europe, and commercial payment programs. Finally, we also supply products to U.S. and foreign government, intergovernmental and military customers, such as NATO.
In connection with our fuel marketing activities, we distribute fuel under long-term contracts to branded and unbranded distributors, convenience stores and retail fuel outlets operated by third parties. We also distribute heating oil and propane to residential customers and unbranded fuel to numerous other customers, including commercial and industrial customers, such as manufacturing, mining, agriculture, construction, and oil and gas exploration companies. These transactions may be pursuant to fuel purchase contracts or through spot sales. In certain instances, we serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. We also maintain inventory in certain strategic locations, including pipelines. Our cost of fuel is generally tied to market‑based formulas.
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
Environmental
Our business activities are subject to substantial regulation by federal, state and local government agencies, inside and outside of the U.S., which enforce laws and regulations governing the transportation, sale, storage and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes, including waste oil and petroleum products. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea. Compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel pipeline or car; fuel storage terminals or underground storage tanks that we own, lease or operate; or the quality of product under our control may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire businesses with more physical assets. The penalties for violations of environmental laws include injunctive relief; administrative, civil or criminal penalties; recovery of damages for injury to air, water or property; and third-party damages. Some environmental laws may also impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. See “Item 1A – Risk Factors,” and “Item 3 – Legal Proceedings.”

We may also be affected by increasingly stringent U.S. federal and foreign environmental laws and regulations that will apply to us or our customers in the future, some of which could increase the cost or reduce the demand for our products and services. For example, due to concern over the risk of climate change, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas (“GHG”) emissions. In the U.S., the U.S. Environmental Protection Agency has adopted rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and regulating emissions from major sources of GHGs under the Clean Air Act. In other countries, proposed regulations include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. Although the ultimate impact of these or other future measures is difficult to accurately predict, they could make our products more expensive or reduce demand for petroleum products, as well as shift demand toward relatively lower-carbon sources. This, in turn, could affect our operations, earnings and competitive position.
Forward-Looking Statements
This 2018 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 2018 10-K Report includes forward-looking statements about (i) our expectations regarding the conditions in the aviation, land, and marine markets, including volume and fuel prices, and the impact on our business, (ii) our expectations about the financial impact of portfolio rationalization and our ability to redeploy such capital into activities with sustainable revenue and expected returns, (iii) our expectations regarding government-related activity, including NATO, and the related profit contribution, (iv) our beliefs regarding our competitive advantages and our ability to capitalize on these to drive growth, (v) estimates regarding the short and long-term savings and synergies from our cost-savings initiatives, (vi) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vii) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (viii) our expectations regarding the financial and operational impact of our investments in automation and technology, (ix) our expectations regarding the financial impact of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (x) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
These forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe that the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Our actual results may differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements.
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	sudden changes in the market price of fuel;

•	loss of, or reduced sales to a significant government customer, such as NATO;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations and the impacts associated with Brexit;

•	ability to effectively leverage technology and operating systems and realize the anticipated benefits

•	failure of fuel and other products we sell to meet specifications;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high-risk locations, including supply disruptions, border closures and other logistical difficulties that arise when working in these areas;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

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

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2018 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Item 1A. Risk Factors
We extend credit to most of our customers in connection with their purchase of fuel and services from us, and financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers as opposed to requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient or fully collectible depending on the circumstances of the customer at the time of default. Furthermore, the diversification of our credit risk is limited, as we primarily conduct business within the aviation, marine and land transportation industries within which we primarily do business.

Our exposure to credit losses depends on the financial condition of our customers and other macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries we serve, changes in oil prices and political instability. While we actively manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events, there can be no guarantee we will be able to mitigate all of these risks successfully. Substantial credit losses could have a material adverse effect on our financial condition, results of operations and cash flows.

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
Finally, if we are unable to obtain debt or other forms of financing and instead raise capital through equity issuance, existing shareholders would be diluted. Even if we can obtain financing, the restrictions our creditors may place on our operations or our increased interest expense and leverage could limit our ability to grow.
A material portion of our profitability is derived from our government business, and the loss or material reduction in business from our government customers could have a material adverse effect on our results of operations and cash flows.
Sales to government customers, which principally consist of sales to NATO in support of military operations in Afghanistan, accounted for approximately 15% of our consolidated gross profit in 2018. Our sales to government customers may fluctuate significantly as a result of the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. Recently, the U.S. government announced that it is considering withdrawing U.S. troops from Afghanistan, including the troops supporting NATO, although the timing and extent of any such withdrawal is currently uncertain. In addition, our current contract with NATO expires in December 2019, with three one-year renewal options at NATO’s discretion. Sales to government customers can also be materially impacted by factors such as supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts.
As a result of complex supply logistics, the indefinite nature of government contracts, and associated risks of doing business in areas engaged in war or military conflict, sales of products and services to government customers in support of military operations typically carry significantly higher net margins than sales to commercial customers. Accordingly, a decrease in sales to our government customers would contribute disproportionately to a reduction in our consolidated operating income. To the extent such a reduction in sales is significant, it could have a material adverse effect on our financial condition, results of operations and cash flows.
Sales to government customers involve unique risks that could have a material adverse effect on our business and results of operations.
In addition to normal business risks, our supply of products and services to government customers subjects us to unique risks, many of which are beyond our control. These risks include:

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

•	Expense and delays that may arise if our competitors protest or challenge contract awards made to us;

•	Contracts for indefinite delivery, such that there are no guarantees on the quantity or timing of the government customer’s purchase from us; and

•	The ability for government customers to unilaterally modify certain terms and conditions in existing contracts or terminate existing contracts for their convenience.

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
We are affected by various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value-added tax (“VAT”), energy, environmental and other taxes. From time to time, we may also benefit from special tax concessions in certain jurisdictions. For example, we have operated under a special income tax concession in Singapore since 2008 which is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. Changes in the U.S. and foreign tax laws, our failure to comply with such regulations or the loss of tax concessions could adversely affect our business, financial condition, results of operations and cash flows.
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
From time to time, we are under review by the Internal Revenue Service (“IRS”) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S., where the amounts under controversy may be material. We are in the process of challenging a number of tax assessments in several administrative and legal proceedings, which are at various stages of appeal. In addition, in some jurisdictions, these challenges require the posting of collateral or payment of the contested amount which may affect our flexibility in operating our business or our liquidity. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, results of operations, financial condition or prospects. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil, and criminal remedies, including fines, penalties, disgorgement, injunctions and damage to our reputation. See notes 9 and 11 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
Finally, recent developments including investigations by the European Commission on illegal state aid, the project by the Organisation for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Shifting (“BEPS”) and other initiatives, could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study, many OECD countries have begun to implement the actions and update their local tax laws. The extent to which countries in which we operate adopt and implement these actions could have a material adverse impact on our effective tax rate, income tax expense, financial condition, and results of operations and cash flows.

U.S. tax legislation, as well as future substantial changes that may be made by the Trump Administration to regulatory, fiscal and trade policies, may materially adversely affect our financial condition, results of operations and cash flows.
On December 22, 2017, the U.S. President signed into law tax legislation known as the Tax Cuts and Jobs Act (the “Tax Act”). This legislation significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, taxing global intangible low-taxed income (“GILTI”), assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax provisions. Since the Tax Act was signed into law, various notices, proposed regulations, and other clarifications of the law have been issued by the IRS and the Treasury Department. The legislation will require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation.
Because of the complexity of the GILTI tax rules effective in 2018, we evaluated this provision of the Tax Act and the application of Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 740, Income Taxes (“ASC Topic 740”). Under accounting principles generally accepted in the United States of America (“U.S. GAAP”), we made an accounting policy choice to treat taxes due on future U.S. GILTI inclusions as a current period expense when incurred (the “period cost method”).
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

Due to the complex and technical nature of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. If more severe violations were to occur, we could be subject to substantial fines or penalties, or to civil or criminal liability. Any substantial fines and costs incurred as a result of a violation of such regulations could have a material adverse effect on our business and results of operations.

Our physical operations have inherent risks that could negatively impact our business, financial condition and results of operations.
We provide various products and services to customers, directly or through third parties on our behalf, including into-plane fueling at airports, fueling of vessels in port and at sea, on the ground fueling of customer storage tanks and vehicles, and transportation, delivery and storage of fuel and fuel products. Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks, such as:

•	fires, collisions and other catastrophic disasters;

•	traffic accidents, injuries and loss of life;

•	spills, discharges, contaminations and other releases;

•	severe damage to and destruction of property and equipment; and

•	loss of product and business interruption.

Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties and the properties of others. While we keep business continuity plans to address these types of contingencies, our failure to timely implement these continuity plans could exacerbate the impact on the business. Although we generally maintain liability insurance for these types of events, such insurance may be insufficient to cover certain losses which may be in excess of coverage limits or outside the scope of the coverage. If we are held liable for any damages, and the liability is not adequately covered by insurance, our financial position and results of operations will be adversely affected. Furthermore, the occurrence of any of these events could result in negative media coverage and damage to our reputation, whether or not we were ultimately held financially liable for such event, which could adversely affect our business.
In addition, some of our employees are represented by labor unions under collective bargaining agreements, including certain of our truck drivers that transport and deliver fuel and fuel-related products. Employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Although we believe that our relations with our employees are good, if our unionized workers were to engage in a strike, work stoppage or other slowdowns in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our ability to transport and deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. A significant labor dispute with our own union employees, or by the union employees of third parties who provide services for our business, could have a material adverse effect on our results of operations and cash flows.
Our operations are subject to extensive laws and regulations pertaining to environmental protection, health, safety and security that can result in material costs and liabilities.
Our business is subject to numerous federal, state, local and foreign environmental laws and regulations. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, remediation costs for natural resource damages as well as third-party damages. Furthermore, some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. In our marine segment we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the United States. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
Further, increasingly stringent U.S. federal and foreign environmental regulations have resulted and will likely continue to increase our overall cost of business. For example, compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel, pipeline or railcar; or fuel storage terminals or underground storage tanks that we own, lease or operate may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire businesses with more physical assets.

In addition, mandatory fuel standards have been adopted in many jurisdictions which can be costly to implement and maintain compliance. For example, the International Maritime Organization has set January 1, 2020 as the implementation date for ships to comply with new low sulfur fuel oil requirements (“IMO 2020”). Shipping companies may comply with this requirement by either using fuel with low sulfur content, which is more expensive than standard marine fuel, or by upgrading vessels to provide cleaner exhaust emissions, such as by installing “scrubbers” or retrofitting vessels to be powered by liquefied natural gas (“LNG”). The cost of compliance with these regulatory changes may be significant for shipping companies and it is uncertain how the availability and price of fuel globally will be affected by the implementation of the IMO 2020 regulations as refineries adjust their capacity to increase production of compliant fuels. These and future changes to applicable standards or other more stringent requirements in the industries we serve could reduce our ability to procure product, increase fuel prices, require us to incur additional handling costs and/or require the expenditure of capital. To the extent these expenditures, as with all costs, are not ultimately reflected in the prices of our products or we are unable to adequately source compliant fuels, our business and result of operations would be adversely affected.

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
We also operate in certain high-risk locations, such as Iraq and Afghanistan, that have been experiencing military action, terrorist activity or continued unrest which could disrupt the supply of fuel or otherwise disrupt our operations in those areas. An act of terror could result in disruptions of fuel supply and oil markets, and our facilities could be direct or indirect targets. Terrorist activity may also hinder our ability to transport fuel if our means of transportation become damaged as a result of an attack. In these high-risk locations, we may also incur substantial operating costs, including maintaining the safety of our personnel. Furthermore, we cannot guarantee the safety of our personnel in these locations and there is a risk of serious injury or loss of life of employees or subcontractors.
Finally, the U.S. may potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the U.S. Recently, the U.S. government imposed tariffs on a variety of imports from China, as well as increased tariffs on certain goods imported from Mexico and Canada. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, whether as retaliation or in connection with a global trade war, global trade may be significantly reduced, which can adversely affect the demand for our products and services. We cannot predict the magnitude of the impact to our business as a result of these or other proposed changes to trade policies and treaties, however, to the extent these actions intensify or continue for an extended period of time, they could adversely affect our business, financial condition and results of operations.
Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. For example, our marine segment has been significantly impacted by the economic conditions adversely affecting the maritime industry. In addition, any political instability, terrorist activity, military action, natural disasters and other weather-related events that disrupt shipping, flight operations or land transportation, will adversely affect us and our customers and may reduce the demand for our products and services. Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services. For example, the shipping industry has gone through a period of significant consolidation, which has created a concentration of volume among a smaller number of shipping companies. Larger shipping companies often have greater leverage, are more sophisticated purchasers of fuel and have a greater ability to buy directly from major oil companies, which can negatively impact our value proposition to these types of customers.
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

•	the risks associated with entering into transactions or markets in which we may have no or limited direct prior experience;

•	the potential loss of key employees, customers or suppliers of the acquired businesses;

•
a decrease in our liquidity resulting from a material portion of our available cash or borrowing capacity being used to fund acquisitions and a corresponding increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

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

•	the need to implement internal controls, procedures and policies appropriate for a public company at companies that before the acquisition lacked such controls, procedures and policies.

These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. Furthermore, these acquisitions or strategic investments may result in us incurring substantial additional indebtedness and other expenses or consummating potentially dilutive issuances of equity securities to fund the required capital investment. This could adversely affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations.
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
When we acquire a business, a substantial portion of the purchase price of the acquisition is allocated to goodwill and other identifiable intangible assets. In accordance with applicable acquisition accounting rules, we are required to record as goodwill on our consolidated balance sheet the amount by which the purchase price exceeds the net fair value of the tangible and intangible assets and liabilities acquired as of the acquisition date. We review our indefinite-lived intangible assets, including goodwill, for impairment annually in the fourth fiscal quarter or whenever events or changes in circumstances indicate that a potential impairment exists. Factors that may be considered in assessing whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, changes in our marketing or branding strategy, reduced estimates of future cash flows in our annual operating plan and slower growth rates in our industry.

Our valuation methodology for assessing impairment requires management to make judgments and assumptions based on a number of factors including industry experience, internal benchmarks, and the economic environment. We also rely heavily on projections of future operating performance. If our annual operating plan is not achieved or if there are other variations to our estimates and assumptions, particularly in the expected growth rates and profitability embedded in our cash flow projections or the discount rate used, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units.

In the past, we have recorded impairment charges in connection with various factors such as exiting certain markets or lines of business. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss would have a negative effect on our results of operations. See Note 7 in the accompanying Notes to Consolidated Financial Statements for more information.
We may be unable to realize the level of benefit that we expect from our restructuring activities and cost reduction initiatives which may hurt our profitability and our business otherwise might be adversely affected.
We continually assess the strategic fit of our existing businesses and seek the most cost-effective means and efficient structure to serve our customers and suppliers and respond to changes in the markets in which we operate. In line with this commitment, we have in the past and may, in the future, divest of certain non-core assets, exit lines of businesses that are not achieving the desired return on investment or generate low or highly variable economic value, or otherwise restructure certain of our operations to improve operating efficiencies, cost competitiveness and profitability. We have also engaged in various cost reduction initiatives and restructuring activities throughout 2017 and 2018 and expect to continue to evaluate areas for additional restructuring and cost reduction opportunities, as well as potential divestitures.
We may not be able to achieve the level of benefit that we expect to realize from our past or future restructuring activities or divestitures. For example, we may be unable to produce returns on the reinvestment of proceeds that are greater than that of the divested activity. We may also materially alter various aspects of our business, or our business model, and we cannot provide any assurances that such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations. Further, these types of restructuring activities could result in unintended consequences such as diversion of our management and employees’ attention from ongoing business operations, business disruption, attrition beyond any planned reduction in workforce, potential loss of key customers, inability to attract or retain key personnel and reduced employee productivity or morale, which could adversely affect our business. Finally, restructuring activities and divestitures may result in restructuring charges and material write-offs, including those related to goodwill and other intangible assets, as well as ongoing indemnity obligations to purchasers, any of which could have a material adverse effect on our results of operations and financial condition.
Third parties who fail to provide products or services to our customers as agreed or to us could harm our business.
We purchase fuel and other products from suppliers and resell to customers. If the fuel and other products we sell fail to meet the specifications we have agreed to with customers, we could incur material liabilities if such products cause physical damage to a vessel or aircraft, bodily injury or result in other losses such that a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. Also, our relationship with our customers could be adversely affected, and adverse publicity about any allegations of contaminated products may negatively impact us, regardless of whether the allegations are true. Although in most cases our agreements with suppliers provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may not be sufficient to adequately cover the liability we incur and our ability to enforce such recourse may be limited or costly. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. If a supplier breaches such agreement, the cost of enforcing our rights against a local supplier in a foreign jurisdiction may be substantial and the ultimate outcome can be unpredictable. Any material liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in ports and at sea and delivering land-based fuel products. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as their inability to supply specified fuel at the requisite time or an interruption of their business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

During times of high fuel prices, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. In addition, if fuel prices increase, our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands or could require us to prepay for fuel purchases which would adversely impact our liquidity.
Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on our results of operations and overall profitability. This outcome can be due to many factors, including reduced demand from our customers involved in the oil exploration sector and for our price risk management products. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business as a result of lower working capital requirements.

Finally, we maintain fuel inventories for competitive or logistical reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory though we may manage or hedge this price exposure with derivatives. Our inventory is principally valued using the weighted average cost methodology and is stated at the lower of average cost or net realizable value. A rapid decline in fuel prices could cause a reduction in our inventory valuation, resulting in our inventory being marked down to net realizable value or the inventory itself sold at lower prices. While we attempt to mitigate these fluctuations through hedging, such hedges may not be fully effective. Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating fluctuations in prices, we could record a write-down of inventory on hand and incur a non-cash charge or suffer losses as fuel is sold, which could adversely impact our earnings.
Our operations may be adversely affected by legislation and competition from other energy sources and new or advanced technology.
Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There have been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the United States and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability.
On March 28, 2017, the U.S. President signed an executive order directing the Environmental Protection Agency (“EPA”) and other executive agencies to review their existing regulations, orders, guidance documents and policies that potentially burden the development of energy resources. It remains unclear how and to what extent these executive actions may impact the regulation of GHG emissions at the federal level. Even if federal efforts in this area are slow, state, local and/or foreign governments have been enacting legislation or regulations that attempt to control or limit GHGs such as carbon dioxide. For instance, on September 10, 2018, California enacted SB-100, which requires California to transition to a fully renewable energy grid devoid of fossil fuels by 2045 and utility providers to generate 60% of their power from renewable sources by 2030. Such laws or regulations could impose costs tied to carbon emissions, operational requirements or restrictions, or additional charges to fund energy efficiency activities. They could also provide a cost advantage to alternative energy sources, result in other costs or requirements, such as costs associated with the adoption of new infrastructure and technology to respond to new mandates, or impose costs or restrictions on end users of fuel. For example, some of our customers in the transportation industry may be required to purchase allowances or offsets or incur other costs to comply with existing or future requirements relating to GHG. Our customers may also implement new technologies that increase fuel efficiency or enable the use of alternative fuel sources, which may result in decreased demand for the products and services we provide. For example, commercial airlines continue to acquire more fuel efficient planes to lower their operating costs and improve profitability. A significant decline in passenger demand or reduction in the number of flights on certain routes would therefore negatively impact our sales volume to these customers and we may not be able to replace lost volumes with new or existing customers.
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
We rely heavily on our computer systems, information technology and network infrastructure across our operations, particularly as we seek to grow our technology offerings, digitize our business and drive internal efficiencies. Despite our implementation of security and back-up measures, our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems, and those of third party service providers, are also subject to cybersecurity attacks including malware, other malicious software, social engineering attacks (such as phishing email attacks and impersonation), attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. The techniques and sophistication used to conduct cybersecurity attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and at times are not recognized until they have been in place for a period of time, which can exacerbate the effects of such attacks.

Furthermore, due to the large number of transactions that run through our systems each day, significant system downtime or slow-down could have a material impact on our ability to conduct business, process and record transactions, as well as make operational and financial decisions. As we continue to grow the volume of transactions in our businesses, our existing IT systems infrastructure, applications and related functionality may be unable to effectively support a larger scale operation, which can cause the information being processed to be unreliable and impact our decision-making or damage our reputation with customers. We have also been increasing our use of cloud-based technology and computing platforms operated by third parties. If our use of these cloud services, or the third party service providers who operate them, is disrupted either due to system failures, denial of service or other cyber attacks and computer viruses, or if the infrastructure which allows us to connect to the third party systems is interrupted, it could adversely impact our operations and our business. Further, we cannot guarantee that our third party service providers will effectively protect and handle our IT systems infrastructure, which can result in disruptions to our business operations. Finally, we may not have adequate recourse against these third parties in the event they experience a cybersecurity attack or other security breach.
In addition to our vulnerabilities, our reliance on email transmissions over public networks to process certain transactions exposes us to risks associated with the failure of our customers, business partners and other third parties to use appropriate controls to protect sensitive information, as well as to risks of online fraud and email scams. Furthermore, despite our efforts to ensure the integrity of our systems and prevent future cybersecurity attacks, it is possible that our business, financial and other systems could be compromised, especially because such attacks can originate from a wide variety of sources including persons involved in organized crime or associated with external service providers. Those parties may also attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur substantial expenses to address, remediate, and/or enhance the security measures we employ to resolve these issues. Any of the foregoing, if of sufficient magnitude, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
In connection with various businesses we operate, including our transaction management and payment processing businesses, we have access to sensitive, confidential or personal data or information from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which may be subject to privacy and security laws, regulations and customer-imposed controls. In the ordinary course of business, we collect, process, transmit and retain sensitive information regarding these parties. Despite our efforts to protect this information, our facilities and systems and those of our third party service providers may be vulnerable to security breaches, theft, misplaced or lost data and programming and human errors that could potentially lead to such information being compromised.

In addition, substantial changes in applicable regulations may require us to make costly changes to our IT systems to properly protect sensitive, personal information. Failure to adequately protect this information could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. Due to legislative and regulatory rules, we may be required to notify the owners of such information of any data breaches, which could harm our business relationships, reputation and financial results, as well as subject us to litigation or actions by regulatory authorities. Furthermore, there has been heightened legislative and regulatory focus on data security in the U.S. and abroad, particularly in the European Union (“E.U.”) through the enactment of the General Data Protection Regulation (“GDPR”) that went into effect in May 2018. GDPR governs the collection, use, retention, security, processing and transfer of personally identifiable information of residents of E.U. countries and imposes a broad range of compliance obligations with significant fines and sanctions for violations. We have substantial operations in the E.U., particularly in the U.K., and are therefore subject to these heightened standards. Although we have taken steps to address the requirements of GDPR and other data privacy regulations applicable to our operations, including implementing enhanced network security and internal control measures, these steps may not prevent a data security breach and any data security breach may have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Furthermore, international trade controls, including economic sanctions such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), export controls and anti-boycott regulations are complex, restrict our business dealings with certain countries and individuals, and are continually changing. Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. These business dealings currently represent an immaterial amount of our consolidated revenue and income and are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. However, as a result of the above activities, we are exposed to a heightened risk of violating trade control regulations.
We have established policies and procedures designed to assist with our compliance with these laws and regulations, but such policies and procedures may not always prevent us from violations. Violations of these laws are punishable by fines and expose us and/or employees to criminal sanctions and civil suits and subject us to other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, revocations or restrictions of licenses. In addition, non-compliance with laws could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows. Violations of law could also cause an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit. Such events could adversely affect our business, financial condition, results of operations and cash flows.
Our business is subject to seasonal variability, which has caused our revenues and operating results to fluctuate and can adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and for aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results for the second and third quarters of the year tend to be the strongest for our aviation segment and our results for the fourth and first quarters of the year tend to be the strongest for our land segment. However, extreme or unseasonable weather conditions can substantially reduce the demand for our products and services or significantly increase the prices of the fuel products we sell which can, in turn, adversely impact our results of operations. Furthermore, we cannot provide any assurances that the seasonal variability will continue in future periods. Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for such quarter the following year or for the full fiscal year. These seasonal fluctuations in our quarterly operating results can therefore adversely affect the market price of our shares.
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
On June 23, 2016, the U.K. held a referendum in which British voters approved an exit from the E.U., commonly referred to as “Brexit”. On March 29, 2017, the U.K. government initiated the exit process under Article 50 of the Treaty of the European Union, commencing a period of up to two years for the U.K. and the other E.U. member states to negotiate the terms of the withdrawal. By law, the U.K. is due to leave the E.U. on March 29, 2019 regardless of whether there is a deal with the E.U. or not unless extended by the European Council in agreement with the U.K. Uncertainty over the terms of the U.K’s departure from the E.U. could cause political and economic uncertainty in the U.K. and the rest of Europe, which could harm our business and financial results. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the U.K. and the E.U., undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the E.U. or other nations as the U.K. pursues independent trade relations. These factors pose a risk to the overall U.K. economy and as a result, our operations in the U.K., particularly in our land segment, as well as our global operations, could be adversely impacted.
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
As part of our price risk management services, we offer customers various pricing structures for the purchase of fuel, including derivatives products designed to hedge exposure to fluctuations in fuel prices. In the ordinary course of business, we enter into fixed forward contracts with some of our counterparties under which we agree to sell or purchase certain volumes of fuel at fixed prices. In addition, we may act as a counterparty in over-the-counter swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of fuel. Further, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our price risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions.
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

Finally, our hedging activities also result in additional costs and can require cash deposits for margin calls. If there is a sudden a significant change in fuel prices, the amount of cash necessary to cover margin calls can be material and impact our liquidity.
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
We may also enter into proprietary derivative transactions, which are not intended to hedge our own risk but rather make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to fuel products we sell. Proprietary derivative transactions, by their nature, expose us to changes in the underlying commodity prices of the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses which can be further exacerbated by volatility in the financial and other markets. In addition, our employees may fail to comply with our policies and procedures with respect to hedging or proprietary trading, such as engaging in unauthorized trading activity, failing to hedge a specific price risk or failing to comply with our internal limits on exposure or any applicable statutory or regulatory requirements. Furthermore, the enforceability of our derivative transactions may depend on our compliance with applicable statutory, commodity and other regulatory requirements, which if violated could lead to our derivative transaction being voided. The impact of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Finally, many of our derivative transactions are not designated as hedges for accounting purposes, and therefore, changes in the fair market value of these derivatives are reflected as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair market value of these derivatives is marked to market at the end of each quarter, changes in the value of our derivative instruments as a result of gains or losses may cause our earnings to fluctuate from period to period.
We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms. Industry developments, such as fuel price transparency, procurement technology tools, increased regulation and increasing customer sophistication may, over time, reduce demand for our services and thereby exacerbate the competition. In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to the large commercial airlines, shipping companies and commercial and industrial users. In recent years, a low fuel price environment has caused many major oil companies to remain in or re-enter the downstream markets. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to increase their direct marketing to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.
Our failure to comply with the requirements of our Credit Facility and Term Loans could adversely affect our operating flexibility.
We have the ability to borrow money pursuant to a Credit Facility and Term Loans that impose certain operating and financial covenants on us, which, among other things, restrict our ability to (i) pay dividends or make certain other restricted payments, (ii) incur additional debt, (iii) create liens, (iv) sell assets, and (v) engage in mergers or acquisitions. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Furthermore, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Current and future litigation could have a material adverse effect on our business and results of operations.
We are currently, and may in the future be, involved in legal proceedings that arise in the ordinary course of our business. Lawsuits and other administrative or legal proceedings, as well as any governmental investigations, can involve substantial costs, including the costs associated with investigation, litigation and possible settlement, judgment, penalty or fine. Although we generally maintain insurance to mitigate certain exposures, costs associated with lawsuits or other legal proceedings may exceed the limits of insurance policies, which could adversely impact our results of operations. Furthermore, our business, financial condition, results of operations and cash flows could be adversely affected if a judgment, penalty or fine is not fully covered by insurance.
Fluctuations in foreign exchange rates could materially affect our results of operations.
The majority of our business transactions are denominated in U.S. dollars. In particular markets, however, payments to certain of our fuel suppliers and from certain of our customers are denominated in local currency. We also have certain liabilities, primarily for local operations, including income and transactional taxes, which are denominated in foreign currencies. This subjects us to foreign currency exchange risk. For example, the strengthening of the U.S. dollar relative to the British pound and other currencies may harm our results of operations as the local currency results of our U.K. operations may translate into fewer U.S. dollars. Currency fluctuations could also impact our customers based outside of the U.S., who may closely monitor their costs and reduce their spending budgets on our products and services, which in turn, may adversely affect our business, results of operations.
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
The Dodd-Frank Wall Street Transparency and Accountability Act of 2010 (the “Dodd-Frank Act”) provides for federal regulation of the over the counter derivative markets both for commodities and securities, and gives the U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC broad authority to regulate such markets and their participants. This includes, among others, derivative transactions linked to crude oil, refined products and natural gas prices. The Dodd-Frank Act and the rules being promulgated thereunder subject certain swap participants to capital and margin requirements and business conduct standards. If we or our derivatives counterparties are subject to additional requirements imposed as a result of the Dodd-Frank Act, this may increase our transaction costs or make it more difficult for us to enter into hedging transactions on favorable terms. Our inability to enter into hedging transactions on favorable terms, or at all, could increase our operating expenses and put us at increased exposure to risks of adverse changes in energy commodities prices. Further, on December 30, 2016, the CFTC re-proposed new position limits rules for public comment, which would limit trading in options, futures, and swaps contracts related to certain agricultural, metal, and energy commodities, including energy commodities in which we currently engage in derivative transactions, and solicited public comment. These rules have not been finalized, and we cannot currently predict whether or when the re-proposed rules will be adopted, in what form the rules will be adopted, or the effect of the final rules, if any, on our businesses. Any such regulations could also subject our derivatives counterparties to limits on commodity positions and thereby have an adverse effect on our ability to hedge risks associated with our business or on the cost of our hedging activity.
In addition, other legislation regulating the use of derivatives that certain foreign jurisdictions have adopted or are in the process of adopting could have a material adverse effect on our business. One of the most significant pieces of E.U. financial services legislation in recent years, the Markets in Financial Instruments Directive II (“MiFID II”) and the Markets in Financial Instruments Regulation (“MiFIR”), went into effect on January 3, 2018. As a result of the available exemptions from MiFID II licensing, we have experienced minimal disruption in our ability to continue to conduct our business since these regulations took effect in the E.U., although we will continue to evaluate the availability of these exemptions as our business grows or changes in the future. In addition, new rules have been enacted on “position limits,” which places a limit on the number of commodity derivative contracts we can hold at one time that are traded on a “E.U. trading venue,” which includes E.U. Regulated Markets/Exchanges. Although we do not believe these limits pose an immediate threat on our ability to hedge risk or carry out our existing business activities, we will continue to evaluate whether these limits may have any adverse business impact in the future.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth our principal properties, the majority of which are leased, as of February 8, 2019. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2019 in any material respect.
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
PROPERTIES

Location	Principal Use	Lease Expiration

9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, land and marine segments	August 2031

62 Buckingham Gate London, United Kingdom SW1E 6AJ	Administrative, operations and sales office for aviation, land and marine segments	June 2028

238A Thompson Road #08-01/10 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	March 2020

Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2022

Praia do Flamengo, 200, 22nd floor Rio de Janeiro, Brazil 22210 030	Administrative, operations and sales office for aviation, land and marine segments	November 2021

Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	December 2019

605 North Highway 169, Suites 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2023

25 Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	March 2020

Strommen 6 9400 Norresundby, Denmark	Administrative, operations and sales office for aviation and land segments	Month-to-month

6000 Metcalf Avenue Overland Park, KS 66202, USA	Administrative, operations and sales office for land segment	August 2024

8650 College Boulevard Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, land and marine segments	August 2024

Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned

300 Flint Ridge Road Webster, Texas 77598, USA	Administrative, operations and sales office for aviation segment	Owned

Fantoftvegen 38, 5072 Bergen, Norway	Administrative, operations and sales office for land segment	November 2023

2320 Milwaukee Way, Tacoma, Washington 98421, USA	Administrative, operations and sales office for land segment	June 2026

4920 Southern Boulevard Virginia Beach, VA 23462, USA	Administrative, operations and sales office for land segment	Owned

1B North Mole Road (C.P. No. 1360) Gibraltar	Administrative, operations and sales office for marine segment	May 2021

Lange Kleiweg 28, 8th Floor Rijswijk, Netherlands 2228	Administrative, operations and sales office for aviation, land and marine segments	September 2022

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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 31, 2018, the closing price of our stock on the NYSE was $21.41.
As of February 8, 2019, there were 254 shareholders of record of our common stock.
Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2018 and 2017.

	Per Share Amount	Declaration Date	Record Date	Payment Date
2018
First quarter	$0.0600	March 1, 2018	March 16, 2018	April 6, 2018
Second quarter	0.0600	May 24, 2018	June 8, 2018	July 6, 2018
Third quarter	0.0600	September 6, 2018	September 21, 2018	October 12, 2018
Fourth quarter	0.0600	November 30, 2018	December 14, 2018	January 7, 2019

2017
First quarter	$0.0600	March 3, 2017	March 17, 2017	April 7, 2017
Second quarter	0.0600	May 25, 2017	June 9, 2017	July 7, 2017
Third quarter	0.0600	October 4, 2017	October 16, 2017	November 6, 2017
Fourth quarter	0.0600	December 1, 2017	December 15, 2017	January 5, 2018
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
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2013 through December 31, 2018. The cumulative return includes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$160
$140
$120
$100
$80
$60
$40
$20
$0
12/13
12/14
12/15
12/16
12/17
12/18
World Fuel Services Corporation
Russell 2000
S&P Energy

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2019 Russell Investment Group. All rights reserved.

Equity Compensation Plans

The following table summarizes securities authorized for issuance related to outstanding restricted stock units (“RSUs”) and stock‑settled stock appreciation rights (“SSAR Awards”) under our 2016 omnibus plan (the “2016 Plan”) and available for future issuance under our 2016 Plan as of December 31, 2018 (in millions, except weighted average price data), as well as the 2006 omnibus plan, as amended and restated (the “2006 Plan”):

Plan name or description	(a) Maximum number of securities to be issued upon exercise of outstanding RSUs and SSAR Awards	(b) Weighted average exercise price of outstanding RSUs and SSAR Awards(1)	(c) Number of securities remaining available for future issuance under equity compensation plan (excluding securities reflected in column (a))
2016 Plan	2.0	$20.46	3.6
2006 Plan	0.8	$4.35	—

(1)
Calculated without taking into account shares of common stock subject to the RSUs reported in column (a) and that will become issuable following vesting of such RSUs without any cash consideration or other payment required.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2018 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2018 - 10/31/2018	—	$29.42	—	$79,986
11/1/2018 - 11/30/2018	—	—	—	79,986
12/1/2018 - 12/31/2018	—	—	—	79,986
Total	—	$29.42	—	$79,986

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)
In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of December 31, 2018, $80.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2018, see the corresponding Quarterly Report on Form 10-Q.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and related notes thereto and Part II, Item 7 of this report appearing under the caption, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other financial data and “Risk Factors” included elsewhere in this 2018 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except earnings and dividends per share data)

	For the Year ended December 31,
	2018	2017	2016	2015	2014
Revenue	$39,750.3	$33,695.5	$27,015.8	$30,381.4	$43,391.8
Cost of revenue	38,731.8	32,763.3	26,116.8	29,520.4	42,572.7
Gross profit	1,018.5	932.2	899.0	861.0	819.1
Operating expenses	758.8	886.6	710.1	615.3	542.4
Income from operations	259.7	45.6	188.9	245.7	276.7
Non-operating expenses, net	(74.8)	(66.7)	(46.7)	(27.9)	(1.9)
Income (loss) before income taxes	184.9	(21.1)	142.1	217.7	274.8
Provision for income taxes	55.9	149.2	15.7	47.2	53.6
Net income (loss) including noncontrolling interest	129.0	(170.3)	126.4	170.5	221.1
Net income (loss) attributable to noncontrolling interest	1.3	(0.1)	—	(3.9)	(3.3)
Net income (loss) attributable to World Fuel	$127.7	$(170.2)	$126.5	$174.5	$224.5
Basic earnings (loss) per common share	$1.89	$(2.50)	$1.82	$2.49	$3.17
Basic weighted average common shares	67.4	68.1	69.3	70.2	70.8
Diluted earnings (loss) per common share	$1.89	$(2.50)	$1.81	$2.47	$3.15
Diluted weighted average common shares	67.7	68.1	69.8	70.7	71.3
Cash dividends declared per common share	$0.24	$0.24	$0.24	$0.24	$0.15

	As of December 31,
	2018	2017	2016	2015	2014
Cash and cash equivalents	$211.7	$372.3	$698.6	$582.5	$302.3
Accounts receivable, net	2,739.6	2,705.6	2,344.0	1,812.6	2,308.2
Total current assets	3,974.8	3,940.4	3,836.6	3,246.0	3,675.2
Total assets	5,676.9	5,587.8	5,412.6	4,525.3	4,878.1
Total current liabilities	2,935.9	2,718.6	2,182.7	1,754.2	2,241.9
Total long-term liabilities	909.3	1,131.3	1,290.1	865.3	776.8
Total equity	1,831.6	1,738.0	1,940.0	1,905.9	1,859.4

(1)
We completed one acquisition in 2018 which was not material. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since its acquisition date.

(2)
In 2017, we acquired the assets of certain ExxonMobil affiliates in Italy, Germany, Australia and New Zealand and completed five additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(3)
Operating expenses for 2017 includes goodwill and other impairments of $91.9 million and restructuring related charges of $59.6 million. Provision for income taxes for 2017 consists of a $143.7 million expense related to the one-time transition tax on accumulated foreign earnings recorded as a result of the Tax Act.

(4)
In 2016, we acquired the assets of certain ExxonMobil affiliates in Canada and two airports in France on November 1st, and the U.K. and one airport in France on December 1st, as well as all of the outstanding stock of PAPCO, Inc. and Associated Petroleum Products, Inc. on July 1st. We also completed six additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(5)	Certain prior period amounts have been revised to reflect the impact of adjustments made to our provision for income taxes.

(6)
In 2015, we acquired all the outstanding stock of Pester Marketing Company on September 1st and completed four additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(7)
In 2014, we acquired i) all of the outstanding stock of Watson Petroleum Limited (now known as WFL (UK) Limited) on March 7th, ii) all of the outstanding stock of Colt International, L.L.C. on July 29th, and iii) completed three additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(8)
Included in operating expenses are total non‑cash compensation costs associated with share‑based payment awards of $7.7 million for 2018, $21.2 million for 2017, $19.3 million for 2016, $17.0 million for 2015, and $15.8 million for 2014 and intangible amortization expense of $35.9 million for 2018, $41.9 million for 2017, $39.7 million for 2016, $30.4 million for 2015, and $27.0 million for 2014.

(9)
Included in non-operating income (expenses), net for 2014 is a gain of $18.1 million related to the sale of our crude oil joint venture interests. The after-tax gain, net of certain related operating expenses was $9.9 million, or $0.14 per basic and diluted share.

(10)
In 2018, we repurchased 0.7 million shares of common stock for an aggregate value of $20.0 million. In 2017, we repurchased 1.7 million shares of common stock for an aggregate value of $61.9 million. In 2016, we repurchased 1.0 million shares of our common stock for an aggregate value of $41.2 million. In 2015, we repurchased 1.6 million shares of our common stock for an aggregate value of $70.5 million. In 2014, we repurchased 0.2 million shares of our common stock for an aggregate value of $10.0 million.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Item 6 – Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing elsewhere in this 2018 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ materially from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”

Business Overview

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. We endeavor to become a leading global energy management company, offering a full suite of energy advisory, management and fulfillment services and technology solutions across the energy product spectrum. We also seek to become a leading transaction and payment management company, offering payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.
The overall aviation market remains strong, benefiting from continued growth in global passenger demand, while airline profitability remains healthy, notwithstanding increased costs from higher average fuel prices experienced during 2018. Our aviation segment has benefited from our increased logistics capability and we have expanded our aviation fueling operations footprint into additional international territories and airport locations. The aviation segment has also benefited from continued strong demand from government customers, principally NATO in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability, and while we expect our government-related activity to remain strong through 2019, we believe the related profit contribution will decrease as compared to 2018. Global events and military-related activities, as well as the level of troop deployments and related activity, drive sales to government customers and therefore can vary significantly from period to period and materially impact our results of operations.
Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities in the U.S. and the U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and reduce certain supply and trading activities which were not generating a sufficient or predictable economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. have been adversely impacted in the past by unseasonably warm winter weather conditions and accordingly, our results will continue to be impacted by future weather patterns. Meanwhile, our land segment has benefited from strong sales to government customers, including NATO in Afghanistan, and we expect such activity to remain generally consistent in 2019. We continue to focus on rationalizing our portfolio, exiting certain non-core activities, and reorienting our activities towards supplying more sustainable end-user demand to provide greater leverage and ratability in our operating model. We are also focused on driving operational excellence, realizing the synergies associated with our previous acquisitions, and improving our technology platform to reduce transaction processing costs.

Our marine segment results have improved over the course of 2018 despite the weak overall conditions within the global shipping markets. We believe overall volumes in our marine segment have stabilized and higher average fuel prices, combined with the effects of our cost savings initiatives, have improved profitability. The implementation of mandatory fuel standards, such as the IMO's regulations limiting sulfur in fuel oil used on ships that will be effective on January 1, 2020, may provide additional opportunities for us to create value-added solutions for our customers and further enhance profitability.

As a result of the challenges in the markets where we operate, we continue to rationalize our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We are investing in automation and technology throughout our businesses, which we expect will ultimately lower our cost, reduce cycle time and improve scalability. Furthermore, we continue to implement our enterprise-wide restructuring plan, designed to streamline the organization and reallocate resources to align more effectively our organizational structure and costs with our ultimate strategy to improve operating efficiencies. The restructuring program involves rationalizing non-core businesses and investments, refining our organizational structure, and advancing business prospects in the markets we serve, as well as exiting certain business activities and reinventing our core businesses to improve scalability. We expect this portfolio rationalization will free up additional capital to invest in activities with sustainable revenue and adequate returns while we continue to manage our working capital and inventory in a volatile fuel price environment.

Reportable Segments

We operate in three reportable segments consisting of aviation, land and marine. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft, military fleets and the U.S. and foreign governments as well as intergovernmental organizations. In our land segment, we offer fuel, lubricants, power and natural gas solutions and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.
In our aviation and land segments, we primarily purchase and resell fuel and other products. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and related services. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined mostly by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential bad debt.
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.
Selected financial information with respect to our business segments is provided in Note 13 to the accompanying consolidated financial statements included in this 2018 10‑K Report.

Results of Operations

2018 compared to 2017
Revenue. Our revenue for 2018 was $39.8 billion, an increase of $6.1 billion, or 18.0%, as compared to 2017. Our revenue during these periods was attributable to the following segments (in millions):

	2018	2017	$ Change
Aviation segment	$19,119.7	$14,538.2	$4,581.4
Land segment	11,381.1	10,958.0	423.1
Marine segment	9,249.5	8,199.3	1,050.3
Total	$39,750.3	$33,695.5	$6,054.8
Revenues in our aviation segment were $19.1 billion for the year ended 2018, an increase of $4.6 billion, or 31.5% as compared to 2017. The increase in aviation revenues was driven by higher average jet fuel prices during the year ended 2018, where the average price per gallon sold was $2.33, as compared to $1.83 in 2017. The overall increase in revenue was also driven by higher volumes, principally in our international fueling operations. Total volume in our aviation segment for the year ended 2018 were 8.2 billion gallons, an increase of 3.2%, as compared to 2017.
Revenues in our land segment were $11.4 billion for the year ended 2018, an increase of $0.4 billion, or 3.9%, as compared to 2017. The increase in land revenues was driven primarily by higher average fuel prices during the year ended 2018, where the average price per gallon sold was $2.04, as compared to $1.84 in 2017. Volume in our land segment for the year ended 2018 were 5.6 billion gallons, a decrease of 5.9%, as compared to 2017, driven principally by our decision to reposition the portfolio and exit certain non-core supply and trading activities in North America which were not generating a sufficient economic return. The volume decline was partially offset by growth in commercial and industrial activity in the U.S. and Kinect, our global energy services platform.

Revenues in our marine segment were $9.2 billion for the year ended 2018, an increase of $1.1 billion, or 12.8%, as compared to 2017. The increase was driven primarily by higher average bunker fuel prices during the year ended 2018, where the average price per metric ton sold was $390.00, as compared to $308.88 in 2017. Volume in our marine segment for the year ended 2018 were 23.7 million metric tons, a decrease of 2.8 million metric tons or 10.7%, as compared to 2017, driven principally by lower volumes in our core resale operations resulting from our decision to discontinue certain low margin, low return activities.
Gross Profit. Our gross profit for the year ended 2018 was $1.0 billion, an increase of $86.3 million, or 9.3%, as compared to 2017. Our gross profit was attributable to the following segments (in millions):

	2018	2017	$ Change
Aviation segment	$507.8	$440.5	$67.3
Land segment	364.9	365.8	(0.9)
Marine segment	145.8	126.0	19.9
Total	$1,018.5	$932.2	$86.3
Our aviation segment gross profit for the year ended 2018 was $507.8 million, an increase of $67.3 million, or 15.3%, as compared to 2017. The increase in aviation gross profit was due to growth in our international fueling operations as well as increased activity in our government-related business, and a return to normalized profitability in North America, which was negatively impacted by hurricanes Harvey and Irma in 2017.
Our land segment gross profit for the year ended 2018 was $364.9 million, a decrease of $0.9 million, or 0.2%, as compared to 2017. The decrease in land segment gross profit was primarily driven by lower profitability in our government business due to reduced margins, continued weakness in Brazil, and the exit of certain non-core activities in 2017. These decreases were offset by higher profitability associated with growth in commercial and industrial activity in the U.S. and Kinect, including the impact of recently acquired businesses, and higher profits from MultiService, our payment solutions business.
Our marine segment gross profit for the year ended 2018 was $145.8 million, an increase of $19.9 million, or 15.8%, as compared to 2017. The gross profit increase was principally driven by higher profitability as a result of higher average bunker fuel prices in our core resale business during the second half of 2018, including the impact of certain seasonal activities.
Operating Expenses. Total operating expenses for 2018 were $758.8 million, a decrease of $127.8 million, or 14.4%, as compared to 2017. The following table sets forth our expense categories (in millions):

	2018	2017	$ Change
Compensation and employee benefits	$442.1	$428.2	$13.8
General and administrative	299.6	306.9	(7.2)
Goodwill and other impairments	—	91.9	(91.9)
Restructuring charges	17.1	59.6	(42.5)
Total	$758.8	$886.6	$(127.8)
The decrease in operating expenses was due to a decrease of $41.3 million in general and administrative costs and base compensation as a result of our ongoing cost initiatives, a $42.5 million decrease in restructuring charges as compared to 2017, as well as the impact of goodwill and other impairments experienced in 2017. The reduction in these expenses was partially offset by a $47.9 million increase in variable incentive compensation and the expenses of acquired businesses.

Income (loss) from Operations. Our income from operations for 2018 was $259.7 million, an increase of $214.1 million, or 469.6%, as compared to 2017. Income from operations during these periods was attributable to the following segments (in millions):

	2018	2017	$ Change
Aviation segment	$250.6	$192.9	$57.7
Land segment	47.8	(7.9)	55.8
Marine segment	37.8	(57.8)	95.7
	336.3	127.2	209.1
Corporate overhead - unallocated	76.6	81.6	(5.0)
Total	$259.7	$45.6	$214.1
Our income from operations, including unallocated corporate overhead, for the year ended 2018 was $259.7 million, an increase of $214.1 million as compared to 2017.
Income from operations in our aviation segment for the year ended 2018 was $250.6 million, an increase of $57.7 million as compared to 2017. The increase in aviation income from operations was due to increased activity in our government-related business and growth in our international fueling operations.
In our land segment, income from operations for the year ended 2018 was $47.8 million, an increase of $55.8 million as compared to 2017. The increase resulted from higher profitability associated with Kinect, including the impact of recently acquired businesses, higher profitability in Europe and higher profits from MultiService, our payment solutions business.
Our marine segment income from operations for the year ended 2018 was $37.8 million, an increase of $95.7 million as compared to 2017. The increase was driven by higher profitability as a result of higher average bunker fuel prices in our core resale business, as well as the impact of certain seasonal activities.
Non-Operating Expenses, net. We had non-operating expenses of $74.8 million and $66.7 million, for the year ended 2018 and 2017, respectively. The increase of $8.2 million as compared to 2017 was driven principally by interest and fees associated with our receivable purchase programs.
Income Taxes. For the year ended 2018, our effective income tax rate was 30.2% and our income tax provision was $55.9 million, as compared to an effective income tax rate of (707.1)% and an income tax provision of $149.2 million in 2017. During the year ended 2018, we finalized our estimate of the impact of the Tax Act resulting in a $145.5 million one-time transition tax for the year ended 2017, which is an increase of $1.8 million from the 2017 estimate, and a net tax payable of $94.8 million which included the use of our U.S. federal net operating losses. This net payable will be paid over eight years, for which the first payment of $8.1 million was made in 2018. In 2017, we recorded a preliminary estimate of $143.7 million of one-time transition tax, payable over eight years. Without the one-time tax charge, the effective tax rate for 2017 would have been (25.9)%.

Net Income and Diluted Earnings per Common Share. Our net income for the year ended 2018 was $127.7 million as compared to net loss of $170.2 million in 2017. Diluted earnings per common share for the year ended 2018 was $1.89 per common share as compared to diluted loss per common share of $2.50 in 2017.

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
Revenues in our aviation segment were $14.5 billion for the year ended 2017, an increase of $3.6 billion, or 33.2% as compared to 2016. The increase in aviation revenues was driven by higher average jet fuel prices during the year ended 2017, where the average price per gallon sold was $1.83, as compared to $1.53 in 2016. The overall increase in revenue was also driven by higher volumes from government-related business and our international fueling operations, where total volumes for the year ended 2017 were 7.9 billion gallons, an increase of 11.4%, as compared to 2016.
Revenues in our land segment were $11.0 billion for the year ended 2017, an increase of $2.0 billion, or 22.9%, as compared to 2016. The increase in land revenues primarily resulted from a higher average fuel prices during the year ended 2017, where the average price per gallon sold was $1.84, as compared to $1.66 in 2016. The increase was also due to an increase in volumes from acquired businesses, where volumes for the year ended 2017 were 5.9 billion gallons, an increase of 10.7%, as compared to 2016.
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
Our land segment gross profit for the year ended 2017 was $365.8 million, an increase of $17.3 million, or 5.0%, as compared to 2016. The increase in land segment gross profit was primarily driven by the benefit derived from recently acquired businesses and was partially offset by continued lower profits from our supply and trading activities in North America.
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
Goodwill and other impairments of $91.9 million were primarily attributable to the $72.3 million impairment of goodwill in our marine segment, $7.9 million associated with intangible assets, primarily customer relationships in both the marine and land segments and certain impairments of property and equipment within our marine segment. The restructuring charges of $59.6 million were comprised primarily of costs associated with exiting two business activities, our railcar business, and an underperforming capital-intensive distributor program.
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
Our income from operations, including unallocated corporate overhead, for the year ended 2017 was $45.6 million, a decrease of $143.3 million as compared to 2016. The decline was primarily attributable to our marine and land segments, specifically as a result of the impairment of goodwill, intangible assets and the restructuring charges recorded in 2017. In our marine segment, loss from operations for the year ended 2017 was $57.8 million, a decrease of $88.1 million as compared to 2016. Our marine segment continued to be adversely impacted by the prolonged weakness in the overall maritime industry. Limited fuel price volatility continued to result in decreased demand for our price risk management offerings. The lower fuel price environment resulted in lower overall unit margins in 2017 as compared to 2016. In our land segment, loss from operations for the year ended 2017 was $7.9 million, a decrease of $78.8 million as compared to 2016. Our land segment continued to be adversely impacted by lower profits from our supply and trading activities in North America, as well as increased acquisition-related costs that were directly attributable to our acquired businesses. The declines in our income from operations in our marine and land segments were partially offset by an increase in our aviation segment of $32.4 million, or 20.2%, where our aviation segment benefited from increased profitability from our government-related business and increased volumes and profitability from our international fueling operations.
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
Liquidity and Capital Resources
Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers, as well as changes in fuel prices. Availability under our Credit Facility is also limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
In a high fuel price environment, cash and liquidity is a significant priority for us. Our primary use of cash and liquidity is to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, rising fuel prices may reduce the amount of fuel we can purchase on an unsecured basis, and in certain cases, we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, where they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers.
We believe that our cash and cash equivalents as of December 31, 2018 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows
The following table reflects the major categories of cash flows for 2018, 2017 and 2016. For additional details, please see the consolidated statements of cash flows in the consolidated financial statements.

	2018	2017	2016
Net cash used in operating activities	$(182.5)	$(133.6)	$50.7
Net cash provided by investing activities	286.0	158.7	(274.0)
Net cash used in financing activities	(257.1)	(361.6)	340.9
2018 compared to 2017
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

Operating Activities. Net cash used in operating activities in 2018 was $182.5 million as compared to $133.6 million in 2017. The $48.9 million increase in cash used in operating activities was principally due to an increase in cash receipts of retained beneficial interests in receivables sales reclassified to investing activities and year-over-year changes in accounts receivables and accounts payable. The decrease in cash flow from accounts receivable and accounts payable was primarily associated with higher average fuel prices and the timing of collections and payments.
Investing Activities. Net cash provided by investing activities in 2018 was $286.0 million as compared to net cash provided by investing activities of $158.7 million in 2017. The $127.3 million increase in cash provided by investing activities was principally due to increased cash receipts of retained beneficial interests in receivables sales and decreased cash used for the acquisition of businesses.
Financing Activities. Net cash used in financing activities in 2018 was $257.1 million as compared to $361.6 million in 2017. The $104.5 million change was primarily due to a $58.1 million increase in net borrowings of debt under our credit facility as compared to 2017 and by $41.9 million net cash decrease in cash used for common stock repurchases in 2018 as compared to 2017.
2017 compared to 2016
Operating Activities. Net cash provided by operating activities was $205.2 million in each of 2016 and 2017. Cash flows related to cash collateral with financial counterparties decreased $175.9 million as a result of reduced hedging activity. This change was offset by increased cash flows from net accounts receivable and accounts payable balances, which were $168.0 million higher primarily as a result of higher fuel prices during 2017, as compared to 2016. Operating cash flow impact of the year over year net income decrease of $296.7 million was primarily offset by increased income taxes payable and deferred income tax liabilities as a result of the Tax Act, including the one-time transition tax on accumulated foreign earnings recorded in 2017 and the non-cash operating expenses related to the goodwill and other impairment charges recorded in 2017.
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
Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2018 and 2017, we had cash and cash equivalents of $211.7 million and $372.3 million, respectively. Our primary uses of cash and cash equivalents are to make strategic investments, primarily acquisitions, and to purchase inventory. We are provided unsecured trade credit by nearly all of our suppliers for our fuel purchases; however, a small number of suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel which we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to $1.16 billion. We had $514.8 million and $835.8 million in Term Loans outstanding as of December 31, 2018 and 2017, respectively. Our Credit Facility includes a sub-limit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $170.0 million and $60.0 million as of December 31, 2018 and 2017, respectively. Our issued letters of credit under the Credit Facility totaled $4.1 million and $8.6 million as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the unused portion of our Credit Facility was $985.9 million and $1.2 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.

Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2018, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively.
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
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2018, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
Other Credit Lines and Receivables Purchase Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2018 and 2017, our outstanding letters of credit and bank guarantees under these credit lines totaled $303.6 million and $272.0 million respectively. We also have RPAs that allow for the sale of our accounts receivable. We had sold accounts receivable of $508.2 million and $377.3 million under the RPAs, as of December 31, 2018 and 2017, respectively.
Short-Term Debt. As of December 31, 2018, our short-term debt of $41.1 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.
Contractual Obligations and Off‑Balance Sheet Arrangements
Our contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see Notes 8 and 9 in the notes to the consolidated financial statements in Item 15 of this 2018 10‑K Report.
Contractual Obligations
Debt and Interest Obligations. These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.
Other Obligations. These obligations primarily consist of deferred compensation arrangements.
Unrecognized Income Tax Liabilities. As of December 31, 2018, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $70.2 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
As of December 31, 2018, our contractual obligations were as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$788.6	$50.7	$546.8	$189.4	$1.7
Operating lease obligations	208.6	50.7	67.8	41.5	48.5
Employment agreement obligations	0.9	0.9	—	—	—
Derivatives obligations	123.2	95.3	27.9	—	—
Purchase commitment obligations	51.4	44.9	6.5	—	—
Other obligations	4.0	0.2	0.9	0.9	2.0
Total	$1,176.7	$242.9	$649.9	$231.7	$52.2

Additionally, we have certain purchase contracts, that run through 2026, under which we agreed to purchase annually between 1.76 million barrels and 2.02 million barrels of aviation fuel at future market prices.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed.
As of December 31, 2018, we had issued letters of credit and bank guarantees totaling $307.7 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed to satisfy various security requirements of $73.0 million as of December 31, 2018.
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2018 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, bad debt, goodwill and identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see Note 1 to the accompanying consolidated financial statements included in this 2018 10-K Report.
Accounts Receivable and Allowance for Bad Debt
We extend credit on an unsecured basis to most of our customers. Credit extension, monitoring and collection are performed for each of our business segments. Each business segment has a credit function that is responsible for establishing initial credit limits, approving limits changes from previously approved credit limits, as well as managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. Accounts receivable payment terms are based on customer creditworthiness along with the contractual terms agreed to with our customers. Our accounts receivables credit terms are generally 30-60 days, although certain markets and customers may warrant longer payment terms. Accounts receivable balances that are not paid within the terms of the sales agreement are generally subject to finance fees, based on the outstanding balance. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off.

The health of accounts receivable is continuously monitored, taking into consideration both the timeliness and predictability of collections and payments from our customers. We maintain a provision for estimated credit losses based upon our historical experience with our customers, along with any specific customer collection issues that we have identified. Principally based on these factors, an internally derived risk-based reserve is established and applied to all accounts receivable portfolios, on a quarterly basis. Customer account balances that are deemed to be at high risk of collectability are reserved at higher rates than customer account balances which we deem expected to be collected without issue.

Historical payment trends may not be an accurate indicator of current or future creditworthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for expected credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2018 10‑K Report.

Inventories
Inventories are measured primarily using weighted average cost, and first-in-first-out in certain limited locations, and are measured at the lower of cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in earnings in the period in which it occurs. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in a reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. These adjustments may have a material impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
Business Combinations
Before we apply the acquisition method, we determine whether a transaction meets the definition of a business combination. For a transaction to meet the definition of a business combination, the entity or net assets acquired must meet the definition of a business in ASC 805. If the assets acquired are not a business, we account for the transaction or other event as an asset acquisition. We account for business combinations using the acquisition method of accounting, under which the purchase price of the acquisition is allocated to all identifiable assets acquired, liabilities assumed and any noncontrolling interest at the fair value as of the acquisition date. We generally calculate the fair value using the income approach. The estimated future cash flows are based on the best information available to us at the time, acquisition-related costs incurred in connection with a business combination are expensed as incurred.

Goodwill and Identifiable Intangible Assets
Goodwill arises because the purchase price paid reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment.
Goodwill is evaluated for impairment at the reporting unit level and is initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Such events or circumstances could include limited market volatility, which adversely impacts our supply and trading activities, or material and sustained adverse changes in macroeconomic conditions or in the industries and markets where we operate, overall financial performance, and our market capitalization, among others. There was significant volatility in the stock market during the fourth quarter 2018 including a significant decline in the Company’s market capitalization which was below book value at December 31, 2018. Management conducts an impairment test as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, as further described below. Based on the quantitative impairment test as of December 31, 2018, there were no impairments recorded for any of our reporting units.
To determine whether goodwill is impaired, we would compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time, including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. Our estimates are considered supportable assumptions that we believe are reasonable based on information available to us at that time, and are based on a number of factors including industry experience, internal benchmarks and the economic environment. Our cash flow estimates are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions.
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

In connection with our acquisitions, we record identifiable intangible assets at fair value. The determination of the fair values of our identifiable intangible assets involves a significant amount of forecasting and other assumptions associated with recently acquired businesses for which we may not have as much historical information or trend data as we would for our existing businesses. Definitive-lived intangible assets are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess indefinite-lived intangible assets at least annually during the fourth quarter of each year for potential impairment. This impairment analysis (primarily used for trademarks and/or trade names) generally involves the use of qualitative and quantitative analysis to estimate whether the estimated future cash flows generated as a result of these assets will be greater than or equal to the carrying value assigned to such assets.
Revenue Recognition
We execute contracts with customers, which are primarily a combination of master sales agreements with different types of nominations or standalone agreements. Our contracts primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Our contracts may contain fixed or variable pricing or some combination of those.
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. We generally recognize fuel sales and services revenue on a gross basis as we have control of the products or services before they are delivered to our customers. In drawing this conclusion, we considered various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements. Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point.
Revenue from services, including energy procurement advisory services and international trip planning support, and transaction and payment management processing, are recognized over the contract period when services have been performed and we have the right to invoice for those services.
Income Taxes
On December 22, 2017, the U.S. President signed into law the Tax Act. This legislation significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, GILTI, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax provisions. Since the Tax Act was signed into law, various notices, proposed regulations, and other clarifications of the law have been issued by the IRS and the Treasury Department. The legislation will require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation.
Because of the complexity of the GILTI tax rules effective in 2018, we evaluated this provision of the Tax Act and the application of ASC 740, Income Taxes. Under US GAAP, we made an accounting policy choice to treat taxes due on future US GILTI inclusions as a current period expense when incurred (the "period cost method").
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
Recent Accounting Pronouncements
Information regarding accounting standards adopted during 2018 is included in Note 1 to the accompanying consolidated financial statements included in this 2018 10‑K Report.

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
Commodity Price Risk
Our commercial business segments use derivative instruments, primarily futures, forward, swap, and option contracts, in various markets to manage price risk inherent in the purchase and sale of fuel. Certain of these derivative instruments are utilized to mitigate the risk of price volatility in forecasted transactions in a cash flow hedge relationship and to mitigate the risk of changes in the price of our inventory in a fair value hedge relationship. In addition, we use derivatives as economic hedges or to optimize the value of our fuel inventory to capitalize on anticipated market opportunities. As of December 31, 2018, and December 31, 2017, the notional and fair market values of our commodity-based derivative instruments position were as follows (in millions, except weighted average contract price):

Commodity Contracts (In millions of BBL)			As of December, 31 2018			As of December, 31 2017
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2018	—	$—	$—	(4.2)	$77.808	$(41.0)
		2019	(2.6)	77.074	46.0	—	—	—
		2020	(1.7)	78.456	10.1
					56.1			(41.0)

Non-designated hedge	Commodity contracts	2018	—	—	—	(3.0)	31.774	15.9
		2019	12.6	2.991	14.0	(1.3)	13.847	3.1
		2020	0.9	0.854	2.1	(0.7)	11.149	1.5
		2021	(0.2)	6.544	0.7	(0.1)	2.135	—
		2022	(0.1)	6.026	0.2	(0.2)	1.206	0.1
		Thereafter	—	3.973	0.1	—	—	—
					17.1			20.7
Total commodity derivative contracts					$73.2			$(20.3)
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2018 would have a material impact on our income from operations.

The foreign currency denominated notional amounts and fair values in U.S. dollars of our exposures from our foreign currency exchange derivatives at December 31, 2018, were primarily related to the following (in millions, except weighted average contract price):

As of December, 31 2018
Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount

2019	AUD	(9.1)	0.712	$0.1
2019	CAD	(43.9)	1.301	1.5
2019	CLP	(2,854.8)	679.631	0.2
2019	COP	(8,131.9)	3,102.367	0.1
2019	DKK	(60.9)	6.400	0.1
2019	EUR	(33.7)	1.150	(0.2)
2019	GBP	(35.1)	1.291	0.5
2019	MXN	177.4	19.745	0.3
2019	NOK	(259.9)	8.559	0.3
2019	SEK	62.1	8.666	0.1
2019	ZAR	(120.0)	14.558	0.3
Total foreign currency exchange derivative contracts				$3.4
The total fair value of these contracts at December 31, 2018, is $3.4 million and will be settled in 2019. At December 31, 2017, the fair value of our foreign currency exchange derivatives was $(0.2) million, the majority of which will be settled in 2019. Refer to Note 4 for additional details.
Interest Rate
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2018, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively. As of December 31, 2018, we had outstanding borrowings under our Credit Facility totaling $170.0 million and $514.8 million in Term Loans. As of December 31, 2018, the aggregate outstanding balance of our capital lease obligations was $13.8 million which bear interest at annual rates ranging from 3.0% to 6.3%. Our remaining outstanding debt of $2.3 million as of December 31, 2018 primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts throughout 2018 and bear interest at annual rates ranging from 3.5% to 8.6%. The weighted average interest rate on our short‑term debt was 4.9% as of December 31, 2018. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $6.8 million change in interest expense during the next twelve months.

Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated March 1, 2019, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2018 10‑K Report.
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
As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2018.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2018.
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
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders (“2019 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2018.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2018.
Item 14. Principal Accounting Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2019 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2018.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2018 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm	47

	(ii)	Consolidated Balance Sheets	49

	(iii)	Consolidated Statements of Income and Comprehensive Income	50

	(iv)	Consolidated Statements of Shareholders’ Equity	51

	(v)	Consolidated Statements of Cash Flows	52

	(vi)	Notes to the Consolidated Financial Statements	54

(a)(2)
Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2018 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
10.1
Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *

10.2
Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *

10.3
Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *

10.4
Amendment No. 3, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 11, 2014). *

10.5
Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *

10.6
World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *

10.7	2006 Omnibus Plan (incorporated by reference herein from Appendix A to our Definitive Proxy Statement on Schedule 14A filed with the SEC on April 27, 2009). *
10.8	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.9
Form of Non-Employee Director 2016 and 2017 Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.10	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan. *
10.11
Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *

10.12
Form of Named Executive Officer Long-Term Incentive Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10‑Q for the quarter ended June 30, 2015 filed on July 30, 2015). *

10.13	Form of Named Executive Officer 2017 Performance-Based Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.12 to our 2017 10-K). *
10.14	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *
10.15
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q"). *

10.16
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017 ("2016 10-K"). *

10.17	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.18	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.19
Form of Michael J. Kasbar and Ira M. Birns 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.18 to our 2016 10-K). *

Exhibit No.	Description
10.20
Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *

10.21	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.22	Form of John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.5 to our 2017 10-Q). *
10.23	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.24
Performance-Based Restricted Stock Unit Grant Agreement, dated as of November 10, 2017, between World Fuel Services Corporation and Jeffrey P. Smith (incorporated by reference herein from Exhibit 10.25 to our 2017 10-K). *

10.25
Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*

10.26
Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).

10.27
Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).

10.28
Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).

10.29
Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).

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
101
The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain cash receipts and cash payments in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Miami, FL
March 1, 2019

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	As of December 31,
	2018	2017
Assets:
Current assets:
Cash and cash equivalents	$211.7	$372.3
Accounts receivable, net	2,739.6	2,705.6
Inventories	523.1	505.0
Prepaid expenses	65.7	64.4
Short-term derivative assets, net	155.2	51.1
Other current assets	279.5	241.9
Total current assets	3,974.8	3,940.4
Property and equipment, net	350.3	329.8
Goodwill	852.7	845.5
Identifiable intangible and other non-current assets	499.0	472.1
Total assets	$5,676.9	$5,587.8
Liabilities:
Current liabilities:
Current maturities of long-term debt and capital leases	$41.1	$25.6
Accounts payable	2,399.6	2,239.7
Customer deposits	118.2	108.3
Accrued expenses and other current liabilities	377.0	344.9
Total current liabilities	2,935.9	2,718.6
Long-term debt	659.9	884.6
Non-current income tax liabilities, net	194.6	202.4
Other long-term liabilities	54.9	44.2
Total liabilities	3,845.3	3,849.8
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.0 and 67.7 issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	0.7	0.7
Capital in excess of par value	340.4	354.9
Retained earnings	1,606.1	1,492.8
Accumulated other comprehensive loss	(131.7)	(126.5)
Total World Fuel shareholders' equity	1,815.4	1,721.9
Noncontrolling interest	16.1	16.0
Total equity	1,831.6	1,738.0
Total liabilities and equity	$5,676.9	$5,587.8
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year ended December 31,
	2018	2017	2016
Revenue	$39,750.3	$33,695.5	$27,015.8
Cost of revenue	38,731.8	32,763.3	26,116.8
Gross profit	1,018.5	932.2	899.0
Operating expenses:
Compensation and employee benefits	442.1	428.2	413.3
General and administrative	299.6	306.9	296.8
Goodwill and other impairments	—	91.9	—
Restructuring charges	17.1	59.6	—
	758.8	886.6	710.1
Income from operations	259.7	45.6	188.9
Non-operating expenses, net:
Interest expense and other financing costs, net	(71.0)	(60.3)	(39.2)
Other income (expense), net	(3.8)	(6.4)	(7.5)
	(74.8)	(66.7)	(46.7)
Income (loss) before income taxes	184.9	(21.1)	142.1
Provision for income taxes	55.9	149.2	15.7
Net income (loss) including noncontrolling interest	129.0	(170.3)	126.4
Net income attributable to noncontrolling interest	1.3	(0.1)	—
Net income (loss) attributable to World Fuel	$127.7	$(170.2)	$126.5
Basic earnings per common share	$1.89	$(2.50)	$1.82
Basic weighted average common shares	67.4	68.1	69.3
Diluted earnings per common share	$1.89	$(2.50)	$1.81
Diluted weighted average common shares	67.7	68.1	69.8
Comprehensive income:
Net income (loss) including noncontrolling interest	$129.0	$(170.3)	$126.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(27.3)	30.1	(40.4)
Cash Flow hedges, net of income tax expense of $7.0, and income tax benefit of $0.3, and $4.1 for 2018, 2017, and 2016, respectively	21.0	(0.3)	(6.6)
Other comprehensive income (loss):	(6.3)	29.8	(47.0)
Comprehensive income (loss) including noncontrolling interest	122.6	(140.5)	79.5
Comprehensive income (loss) attributable to noncontrolling interest	(1.2)	1.5	1.6
Comprehensive income (loss) attributable to World Fuel	$123.8	$(142.0)	$77.9
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Total World Fuel Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount		Retained Earnings				Total Equity
Balance as of December 31, 2015	70.8	$0.7	$435.3	$1,569.4	$(109.5)	$1,895.9	$10.0	$1,905.9
Net income	—	—	—	126.5	—	126.5	—	126.4
Cash dividends declared	—	—	—	(16.6)	—	(16.6)	—	(16.6)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.5)	(0.5)
Amortization of share-based payment awards	—	—	19.7	—	—	19.7	—	19.7
Issuance (cancellation) of common stock related to share-based payment awards including income tax benefit of $1.6 million	0.1	—	1.6	—	—	1.6	—	1.6
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(1.0)	—	(41.2)	—	—	(41.2)	—	(41.2)
Acquisition of remaining 49% equity interest	—	—	(10.9)	—	—	(10.9)	7.2	(3.7)
Other comprehensive income (loss)	—	—	—		(45.4)	(45.4)	(1.6)	(47.0)
Other	—	—	(0.1)	—	—	(0.1)	—	—
Balance as of December 31, 2016	69.9	0.7	399.9	1,679.3	(154.8)	1,925.0	15.0	1,940.0
Net income	—	—	—	(170.2)	—	(170.2)	(0.1)	(170.3)
Cash dividends declared	—	—	—	(16.3)	—	(16.3)	—	(16.3)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	21.3	—	—	21.3	—	21.3
Issuance (cancellation) of common stock related to share-based payment awards	(0.4)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.3)	—	—	(4.3)	—	(4.3)
Purchases of common stock	(1.7)	—	(61.9)	—	—	(61.9)	—	(61.9)
Other comprehensive income (loss)	—	—	—	—	28.3	28.3	1.5	29.8
Balance as of December 31, 2017	67.7	0.7	354.9	1,492.8	(126.5)	1,721.9	16.0	1,738.0
Net income	—	—	—	127.7	—	127.7	1.3	129.0
Cash dividends declared	—	—	—	(16.1)	—	(16.1)	—	(16.1)
Amortization of share-based payment awards	—	—	7.7	—	—	7.7	—	7.7
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Purchases of common stock	(0.7)	—	(20.0)	—	—	(20.0)	—	(20.0)
Other comprehensive income (loss)	—	—	—	—	(5.2)	(5.2)	(1.2)	(6.3)
Reclassification of certain tax effects from U.S. Tax Reform	—	—	(0.2)	1.6	—	1.4	—	1.4
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income including noncontrolling interest	$129.0	$(170.3)	$126.4
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	81.5	86.0	82.3
Provision for bad debt	25.1	9.3	15.4
Share-based payment award compensation costs	8.3	21.2	19.2
Deferred income tax provision (benefit)	(3.2)	13.9	(36.0)
Goodwill and other impairments	—	91.9	—
Restructuring charges	—	25.7	—
Foreign currency losses, net	8.7	(0.6)	(11.8)
Other	(3.3)	(1.2)	(7.5)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $353.9, $343.3, $162.6 for the twelve months ended December 31, 2018, 2017 and 2016, respectively)	(445.2)	(705.4)	(661.3)
Inventories	(11.8)	(43.9)	(49.5)
Prepaid expenses	(5.3)	(19.7)	7.7
Short-term derivative assets, net	(151.3)	(0.2)	163.7
Other current assets	(53.1)	(13.9)	(20.4)
Cash collateral with financial counterparties	29.2	(26.7)	149.2
Other non-current assets	(61.5)	(30.3)	4.4
Accounts payable	171.3	451.2	423.4
Customer deposits	11.8	13.4	(26.3)
Accrued expenses and other current liabilities	72.5	77.7	(121.9)
Non-current income tax, net and other long-term liabilities	14.8	88.4	(6.4)
Total adjustments	(311.5)	36.7	(75.7)
Net cash (used in) provided by operating activities	(182.5)	(133.6)	50.7
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	369.8	338.8	154.5
Acquisition of businesses, net of cash acquired	(21.3)	(120.7)	(430.8)
Capital expenditures	(72.3)	(54.0)	(36.1)
Other investing activities, net	9.8	(5.4)	38.4
Net cash provided by (used in) investing activities	286.0	158.7	(274.0)
Cash flows from financing activities:
Borrowings of debt	6,188.4	4,472.7	4,688.0
Repayments of debt	(6,407.3)	(4,749.7)	(4,280.3)
Dividends paid on common stock	(16.2)	(16.3)	(16.6)
Purchases of common stock	(20.0)	(61.9)	(41.2)
Other financing activities, net	(2.1)	(6.3)	(9.0)
Net cash (used in) provided by financing activities	(257.1)	(361.6)	340.9
Effect of exchange rate changes on cash and cash equivalents	(7.0)	10.3	(1.5)
Net (decrease) increase in cash and cash equivalents	(160.6)	(326.2)	116.1
Cash and cash equivalents, as of beginning of period	372.3	698.6	582.5
Cash and cash equivalents, as of end of period	$211.7	$372.3	$698.6
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year ended December 31,
	2018	2017	2016
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$73.8	$64.9	$40.7
Income taxes	$85.3	$50.8	$37.5
Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $4.0 million as of December 31, 2018 and 2017, and $4.1 million as of December 31, 2016.
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Significant Accounting Policies
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2018 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
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
B. New Accounting Standards
Adoption of New Accounting Standards
Revenue Recognition (Topic 606): In May 2014, ASU 2014-09 created Topic 606, Revenue from Contracts with Customers. Under the new standard, and the subsequently issued amendments, we recognize revenue at an amount that reflects the consideration to which we expect to be entitled in exchange for transferring goods or services to our customers, which is typically upon delivery of the good or service. The standard establishes a single revenue recognition model for all contracts with customers and replaced most existing revenue recognition guidance in U.S. GAAP.

We adopted this standard as of January 1, 2018 using the modified retrospective approach and elected to apply it only to those contracts that were not considered completed contracts as of the adoption date. As a practical expedient, for contracts that were modified before January 1, 2018, we reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price. Under a modified retrospective approach, the cumulative effect of initially applying the new standard is recognized as an adjustment to the opening balance of retained earnings. However, the implementation of the new standard did not have any impact to retained earnings at transition. Furthermore, the adoption of the standard did not have a material impact on any of the lines reported in the Company’s financial statements.

Income Statement - Reporting Comprehensive Income (Topic 220): In February 2018, ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, was issued. ASU 2018-02 provides the option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate tax rate in the U.S. Tax Cuts and Jobs Act ("Tax Reform Act") is recorded. ASU 2018-02 is effective for fiscal years beginning after December 15, 2018, and interim periods within those years. Early adoption is permitted. The amendments in this Update should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. We early adopted this update in the first quarter of 2018 using a retrospective approach which did not have a material impact on our consolidated financial statements.

Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40). In August 2018, ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, was issued. The ASU aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this Update. Under the amendment, costs for implementation activities in the application development stage are capitalized depending on the nature of the costs, while costs incurred during the preliminary project and post-implementation stages are expensed as the activities are performed. The standard also requires the entity (customer) to expense the capitalized implementation costs over the term of the hosting arrangement. The amendments are effective for fiscal years beginning after December 15, 2019 and should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. We early adopted in 2018 using a prospective approach which did not have a material impact on our consolidated financial statements.

Income Taxes (Topic 740). In March 2018, ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, was issued. ASU 2018-05 amends certain SEC material in Topic 740 for the income tax accounting implications of the recently issued U.S. Tax Cuts and Jobs Act ("Tax Reform Act"). We adopted these amendments in 2018. We completed our analysis of the one-time toll charge and recorded the related tax impact in the fourth quarter of 2018 which did not have a material impact on our consolidated financial statements.

Business Combinations (Topic 805): Clarifying the Definition of a Business. In January 2017, ASU 2017-01 was issued. The amendment clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses after adoption. The amendments reduce the number of transactions that are accounted for as a business. This standard was effective at the beginning of our 2018 fiscal year and as it is applied prospectively it did not have an impact on our consolidated financial statements as of the effective date.

Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. In August 2017, ASU 2017-12 was issued. The amendments expand the strategies that qualify for hedge accounting, change how hedging relationships are presented in the financial statements and simplify the application of hedge accounting in certain situations. We early adopted this updated standard in the first quarter of 2018, which did not have a material impact on our consolidated financial statements. We have provided updated disclosures in Note 3. Derivatives.

Cash Flows: Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. In August 2016, ASU 2016-15 was issued. The ASU provides guidance on classification of eight specific cash flow items. This standard is effective at the beginning of our 2018 fiscal year and requires using a retrospective transition method to each period presented. As a result of the application of the new standard, we have provided an updated line item attributable to retained beneficial interests associated with our receivables purchase agreements on our consolidated statements of cash flows. The adoption resulted in a $338.8 million and $154.5 million reclassification of the beneficial interest received in exchange for accounts receivable sales for the twelve months ended December 31, 2017 and 2016 from cash flows from operating activities to cash flows from investing activities.

Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory. In October 2016, ASU 2016-16 was issued. The amendment requires a reporting entity to recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. The new guidance does not apply to intra-entity transfers of inventory. The amendments in this Update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. This standard is effective at the beginning of our 2018 fiscal year. The adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Cash Flows: Statement of Cash Flows (Topic 230): Restricted Cash. In November 2016, ASU 2016-18 was issued. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This standard is effective at the beginning of our 2018 fiscal year and should be applied using a retrospective transition method to each period presented. As the Restricted Cash balance as of December 31, 2018, 2017 and 2016 is not material; the adoption of this ASU did not have a material impact on our consolidated financial statements and disclosures.

Accounting Standards Issued But Not Yet Adopted

Leases (Topic 842). In February 2016, ASU 2016-02 was issued. The primary objective of the new standard, which amends the existing lease guidance and adds additional disclosures, is to increase transparency and comparability among organizations by recognizing all lease assets and lease liabilities on the balance sheet, including operating leases that under the current standard are off-balance sheet.

Topic 842 defines a lease as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset. The accounting applied by a lessor is mostly unchanged from that applied under previous GAAP. However, more leases will be classified as sales-type leases.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method and applying the transition provisions at the effective date. We are planning the implementation of the new standard using the package of practical expedients under the transition provision that allows us not to reassess whether a contract contains a lease, how the lease is classified and if initial direct costs can be capitalized. We do not plan to elect the practical expedient that allows using hindsight when determining the lease term. Also, from a lessee point of view, and for most of the new class of assets defined by the company, we plan to elect an accounting policy that allows aggregation of non-lease components with the related lease components when evaluating accounting treatment. Lastly, we are planning to elect the accounting policy that permits to not recognize the lease asset and related lease liability for leases with a lease term of 12 months or leases since commencement date.

We established a cross-functional project team and engaged a third-party service provider to assist us throughout the implementation, including the selection, implementation and testing of a lease software and contract administration platform. The Company is currently developing its lease disclosures and enhancing its accounting systems to enable the preparation of such disclosures beginning with its quarterly reporting on Form 10-Q for the period ending March 31, 2019. As of the date of implementation on January 1, 2019, the impact of the adoption of the updated lease guidance is estimated to result in the recognition of a right of use asset and lease payable obligation on the Company’s consolidated balance sheet of approximately $170 million to $210 million. Subsequent to adoption, the Company does not anticipate the impact on its results and cash flows to be material.
Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, ASU 2016-13 was issued. The amendments in this update will change how entities account for credit impairment from trade and other receivables, net investments arising from sales-type and direct financing leases, debt securities, purchased-credit impaired financial assets and other instruments in addition to loans. ASU 2018-19 issued in November 2018, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. For receivables and certain other instruments that are not measured at fair value, entities will be require to estimate expected credit losses. Under the expected loss model, an entity recognizes a loss upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur. The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply most of the amendments in this update using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that the new standard would have in our consolidated financial statements and disclosures.

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
E. Accounts Receivable and Allowance for Bad Debt
We extend credit on an unsecured basis to most of our customers. Credit extension, monitoring and collection are performed for each of our business segments. Each business segment has a credit function that is responsible for establishing initial credit limits, approving limits changes from previously approved credit limits, as well as managing the overall quality of the credit portfolio. We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of our customer’s credit information. Accounts receivable payment terms are based on customer creditworthiness along with the contractual terms agreed to with our customers. Our accounts receivables credit terms are generally 30-60 days, although certain markets and customers may warrant longer payment terms. Accounts receivable balances that are not paid within the terms of the sales agreement are generally subject to finance fees, based on the outstanding balance. Although we analyze customers’ payment history and creditworthiness, we cannot predict with certainty that the customers to whom we extend credit will be able to remit payments on a timely basis, or at all. Because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected will ultimately need to be written off.

The health of accounts receivable is continuously monitored, taking into consideration both the timeliness and predictability of collections and payments from our customers. We maintain a provision for estimated credit losses based upon our historical experience with our customers, along with any specific customer collection issues that we have identified. Principally based on these factors, an internally derived risk-based reserve is established and applied to all accounts receivable portfolios, on a quarterly basis. Customer account balances that are deemed to be at high risk of collectability are reserved at higher rates than customer account balances which we deem expected to be collected without issue.

Historical payment trends may not be an accurate indicator of current or future creditworthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for expected credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected.

F. Inventories
Inventories are valued primarily using weighted average cost, and first-in-first-out in certain limited locations, and are stated at the lower of average cost or net realizable value. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in a reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we take the adjustment. These adjustments may have a material impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

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
Level 3 Inputs - Inputs that are unobservable.
Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no significant changes to our valuation techniques during 2018 and 2017. For additional information pertaining to our fair value measurements, see Note 12.
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
If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. For our cash flow hedges, the changes in the fair market value of the hedging instrument are initially recognized as a component of other comprehensive income and subsequently reclassified into the same line item as the underlying forecasted transaction when both are settled or deemed probable of not occurring. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. For more information on our derivatives, see Note 4.

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
Goodwill is evaluated for impairment at the reporting unit level and is initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Such events or circumstances could include a material adverse change in the markets where we operate, similar to the current conditions within the shipping and offshore markets, limited market volatility, which adversely impacts our supply and trading activities, among others.
To determine whether goodwill is impaired, we would compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at the time, including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. Our estimates are considered supportable assumptions that we believe are reasonable based on information available to us at that time, and are based on a number of factors including industry experience, internal benchmarks, and the economic environment. Our cash flow estimates are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions.
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
For information pertaining to our 2018 impairment assessment, see Note 7, Goodwill and Identifiable Intangible Assets.

L. Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50% of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2018 and 2017, we had other investments of $73.7 million and $70.9 million, respectively, which are included within identifiable intangible and other non‑current assets.
M. Revenue Recognition
We execute contracts with customers, which are primarily a combination of master sales agreements with different types of nominations or standalone agreements. Our contracts primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Our contracts may contain fixed or variable pricing or some combination of those.
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. We generally recognize fuel sales and services revenue on a gross basis as we have control of the products or services before they are delivered to our customers. In drawing this conclusion, we considered various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements. Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point.
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

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2018	2017	2016
Numerator:
Net income (loss) attributable to World Fuel	$127.7	$(170.2)	$126.5
Denominator:
Weighted average common shares for basic earnings per common share	67.4	68.1	69.3
Effect of dilutive securities	0.3	—	0.5
Weighted average common shares for diluted earnings per common share	67.7	68.1	69.8
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.2	1.4	1.3
Basic earnings (loss) per common share	$1.89	$(2.50)	$1.82
Diluted earnings (loss) per common share	$1.89	$(2.50)	$1.81

2. Accounts Receivable
We had accounts receivable of $2.7 billion and $2.7 billion, net of an allowance for bad debt of $39.4 million and $27.8 million, as of December 31, 2018 and 2017, respectively.
We have Receivables Purchase Agreements (“RPAs”) with Wells Fargo and Citibank, that allow for the sale of our accounts receivable in an amount equal to either 90% or 100%, depending on the customer, of the total balance, less a discount margin equivalent to LIBOR plus 1% to 3% and certain other fees, as applicable. Under the terms of the RPAs, we retained a beneficial interest in certain of the sold accounts receivable of 10%, which is included in accounts receivable, net in the accompanying consolidated balance sheets. However, during the quarter ended September 30, 2018, we amended the RPAs with Wells Fargo and Citibank to remove the retained beneficial interests, allowing us to sell 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%. Receivables sold under the RPAs are excluded from accounts receivable, net on the accompanying consolidated balance sheets. Fees and interest paid under the RPAs are recorded within "Interest expense and other financing costs, net" in the Consolidated Statements of Comprehensive Income.

At December 31, 2018 and 2017, under the RPAs, we had sold accounts receivable of $508.2 million and $377.3 million, respectively. In addition, we have a $0.0 million and $15.9 million retained beneficial interest in the transferred receivables as of December 31, 2018 and 2017, respectively. The fees and interest paid under the RPA were $19.9 million, $12.4 million, and $4.8 million, for 2018, 2017 and 2016, respectively. For the years ended December 31, 2018, 2017 and 2016, cash payments to the owners of account receivables were $7.9 billion, $6.1 billion and $3.0 billion respectively and cash proceeds from the sale of account receivables were $7.9 billion, $5.9 billion and $2.9 billion respectively.

The following table sets forth activities in our allowance for bad debt (in millions):

	2018	2017	2016
Balance as of beginning of period	$27.8	$24.9	$25.0
Charges to provision for bad debt	25.1	9.3	15.4
Write-off of uncollectible accounts receivable	(16.2)	(8.7)	(15.9)
Recoveries of bad debt	2.9	2.0	0.3
Translation Adjustments	(0.1)	0.3	0.2
Balance as of end of period	$39.4	$27.8	$24.9

3. Acquisitions and Divestitures
2018 Acquisitions

During 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its acquisition date and did not have a material impact on our consolidated revenue and net income for the twelve months ended December 31, 2018.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Balance Sheet Location	2018	2017	2018	2017
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$168.5	$0.4	$122.5	$0.5
	Identifiable intangible and other non-current assets	19.7	—	9.6	—
	Accrued expenses and other current liabilities	0.1	2.3	—	43.1
	Other long-term liabilities	—	—	—	—
Total derivatives designated as hedging instruments		$188.2	$2.7	$132.2	$43.6

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$537.6	$191.4	$429.0	$123.3
	Identifiable intangible and other non-current assets	71.7	18.2	40.0	5.2
	Accrued expenses and other current liabilities	30.7	86.1	126.4	138.2
	Other long-term liabilities	12.9	5.2	40.4	13.5
		$652.9	$300.9	$635.8	$280.2

Foreign currency contracts	Short-term derivative assets, net	$4.4	$4.5	$0.8	$2.8
	Identifiable intangible and other non-current assets	0.1	—	—	—
	Accrued expenses and other current liabilities	0.1	3.9	0.4	5.7
	Other long-term liabilities	—	—	—	0.2
		$4.6	$8.5	$1.2	$8.7
Total derivatives not designated as hedging instruments		$657.5	$309.4	$637.0	$288.9

Total derivatives		$845.8	$312.0	$769.1	$332.5

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 12.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of December 31, 2018 (in millions):

	As of December 31,
Derivative Instruments	Units	2018
Commodity contracts
Long	BBL	31.5
Short	BBL	(22.8)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(63.9)
Buy U.S. dollar, sell other currencies	USD	261.0
For additional information about our use of derivative instruments, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
As of December 31, 2018, and 2017, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Inventory	$44.7	$50.9	$(6.6)	$2.7

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Twelve Months Ended December 31,
	2018		2017		2016
	Revenue	Cost of Revenue	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$39,750.3	$38,731.8	$33,695.5	$32,763.3	$27,015.8	$26,116.8
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	(1.6)	—	13.0	—	10.8
Derivatives designated as hedging instruments	—	0.5	—	(35.7)	—	(25.3)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(23.5)	45.5	(41.3)	33.7	18.1	20.8
Total amount of income and expense line items excluding the impact of hedges	$39,773.7	$38,776.1	$33,736.8	$32,774.2	26,997.7	26,123.1

For the twelve months ended December 31, 2018, 2017 and 2016, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, consolidated statements of income and comprehensive income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended
	December 31,				December 31,
Derivative Instruments	2018	2017	2016	Location	2018	2017	2016
Commodity contracts	$130.3	$(7.8)	$(145.8)	Revenue	$(23.5)	$(41.3)	$18.1
Commodity contracts	(87.8)	(0.1)	178.1	Cost of revenue	45.5	33.7	20.8
Foreign Currency contracts	(1.1)	—	—	Other Income (expense) net	(1.1)	—	—
Total gain (loss)	$41.5	$(7.9)	$32.3	Total gain (loss)	$20.9	$(7.6)	$38.8

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Year Ended
		December 31,
Derivative Instruments - Non-designated	Location	2018	2017	2016
Commodity contracts
	Revenue	$147.6	$(0.5)	$29.7
	Cost of revenue	(119.8)	62.3	(31.6)
		$27.8	$61.8	$(1.9)
Foreign currency contracts
	Revenue	$1.4	$(3.2)	$10.0
	Other (expense) income, net	5.3	(7.8)	(0.8)
		$6.7	$(11.0)	$9.2
Total gain		$34.5	$50.8	$7.3
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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of December 31,
	2018	2017
Net derivative liability positions with credit contingent features	$7.2	$11.8
Maximum potential collateral requirements	$7.2	$11.8

At December 31, 2018 and 2017, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Restructuring Charges
During the fourth quarter of 2017, we initiated an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. While these activities are ongoing, we expect the majority of these activities to be completed in 2019. The restructuring plan involves reviewing non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. Accordingly, based on the nature of the activities being reviewed, we cannot reasonably estimate the ultimate cost that will be incurred. We are currently assessing the strategic fit of certain international operations where it has become increasingly more challenging to conduct our core operations and generate profits.
For the twelve months ended December 31, 2018, we incurred $17.1 million in restructuring charges, comprised primarily of employee-related costs.
The following table provides a summary of our restructuring activities during the twelve months ended December 31, 2018, and our accrued restructuring charges as of December 31, 2018, which is included in accrued expenses and other current liabilities on our consolidated balance sheet (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2017	0.7	25.0	1.3	5.0	32.0
Severance and other restructuring-related costs	$1.6	$6.5	$4.5	$4.5	$17.1
Paid during the period	(0.8)	(18.9)	(3.3)	(5.5)	(28.5)
Restructuring charges as of December 31, 2018	$1.4	$12.6	$2.6	$4.0	$20.7

6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2018	2017	Useful Lives
Land	$27.3	$28.0	Indefinite
Buildings and leasehold improvements	81.0	87.2	3 - 40 years
Office equipment, furniture and fixtures	20.6	15.5	3 - 7 years
Computer equipment and software costs	194.7	169.4	3 - 9 years
Machinery, equipment and vehicles	276.7	246.5	3 - 40 years
	600.3	546.6
Accumulated depreciation and amortization	249.9	216.8
	$350.3	$329.8

For 2018, 2017 and 2016, we recorded depreciation expense of $45.6 million, $44.1 million and $42.5 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in millions):

	As of December 31,
	2018	2017
Computer software costs	$115.6	$108.0
Accumulated amortization	91.2	80.3
Computer software costs, net	$24.5	$27.7

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $46.2 million and $27.6 million as of December 31, 2018 and 2017, respectively. For 2018, 2017 and 2016, we recorded amortization expense related to computer software costs of $10.9 million, $11.0 million and $13.7 million, respectively.
The assets and accumulated amortization recorded under capital leases are as follows (in millions):

	As of December 31,
	2018	2017
Capital leases	$30.9	$25.5
Accumulated amortization	18.4	16.0
Capital leases, net	$12.4	$9.5

7. Goodwill and Identifiable Intangible Assets
In 2018, we used a combination of qualitative and quantitative factors to review goodwill and identifiable intangible assets for impairment for all of our reporting units. As a result of performing these assessments, we determined that no impairment existed as of December 31, 2018 and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Marine Segment	Total
As of December 31, 2016	$266.9	$496.7	$72.3	$835.9
2017 acquisitions	51.2	12.2	—	63.5
Adjustment of purchase price allocations	6.2	(0.1)	—	6.0
Impairment charge	—	—	(72.3)	(72.3)
Foreign currency translation of non-USD functional currency subsidiary goodwill	2.7	9.8		12.5
As of December 31, 2017	326.9	518.5	—	845.5
2018 acquisitions	—	13.4	—	13.4
Adjustment of purchase price allocations	(2.2)	4.5	—	2.3
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.8)	(6.7)	—	(8.4)
As of December 31, 2018	$322.9	$529.7	$—	$852.7

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships (2)	$373.8	$198.7	$175.1	$373.8	$171.4	$202.4
Supplier agreements	39.0	17.6	21.4	38.7	15.4	23.4
Others	40.0	30.5	9.5	40.0	26.3	13.7
	452.8	246.8	206.0	452.5	213.1	239.4
Intangible assets not subject to amortization:
Trademark/trade name rights	39.4		39.4	40.3		40.3
	$492.2	$246.8	$245.4	$492.9	$213.1	$279.7

(1) Includes the impact of foreign exchange
(2) Reflects recorded impairment charges for 2017 of $4.1 million and $3.0 million in our Marine and Land segments, respectively, which is presented in "Goodwill and other impairments" on our Consolidated Statement of Income.
Intangible amortization expense for 2018, 2017 and 2016 was $35.9 million, $41.9 million and $39.7 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2019	$33.4
2020	31.5
2021	29.1
2022	27.7
2023	19.6
Thereafter	64.7
$206.0

8. Debt
As of December 31, 2018, we have a Credit Facility which permits borrowings up to approximately $1.16 billion, with a sub-limit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $170.0 million and $60.0 million as of December 31, 2018 and 2017, respectively. In connection with the Credit Facility, we also elected to make a $300.0 million payment on the outstanding amounts owed on the Term Loans, representing additional capacity that is accessible by us. This payment was facilitated by an ability to use foreign cash without incurring additional U.S. tax costs as a result of the recently enacted Tax Act.
Our issued letters of credit under the Credit Facility totaled $4.1 million and $8.6 million as of December 31, 2018 and 2017, respectively. We also had $514.8 million and $835.8 million in Term Loans outstanding as of December 31, 2018 and 2017, respectively. As of December 31, 2018 and 2017, the unused portion of our Credit Facility was $985.9 million and $1.2 billion, respectively. Availability under our Credit Facility is principally limited by the ratio of adjusted total debt to adjusted EBITDA, as defined in the revolving credit facility, which limits the total amount of indebtedness we may incur, and may therefore fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2018, the applicable margins for base rate loans and Eurodollar rate loans were 1.25% and 2.25%, respectively.
Our Credit Facility and our Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross‑defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2018, we were in compliance with all financial and other covenants contained in our Credit Facility and our Term Loans.
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2018 and 2017, our outstanding letters of credit and bank guarantees under these credit lines totaled $303.6 million and $272.0 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of December 31,
	2018	2017
Credit Facility	$170.0	$60.0
Term Loans	514.8	835.8
Capital leases	13.8	10.4
Other	2.3	4.0
Total debt	701.0	910.2
Current maturities of long-term debt and capital leases	41.1	25.6
Long-term debt	$659.9	$884.6

The capital lease obligations are payable in varying amounts through November 2023 and bear interest at annual rates ranging from 3.0% to 6.3% as of December 31, 2018.
As of December 31, 2018, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2019	$41.1
2020	60.6
2021	424.3
2022	1.9
2023	171.4
Thereafter	1.7
$701.0

The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	2018	2017	2016
Interest income	$3.9	$6.0	$4.5
Interest expense and other financing costs	(74.8)	(66.3)	(43.7)
	$(71.0)	$(60.3)	$(39.2)

9. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $73.0 million and $44.6 million, as of December 31, 2018 and 2017, respectively.
Lease Commitments
We have operating lease obligations principally for real estate and operating equipment which expire at various dates. Certain of these arrangements contain renewal options or purchase options at fair market value or other specified amount. In addition, certain of these arrangements contain escalation clauses which impact future payments. As of December 31, 2018, our future minimum lease payments under non-cancelable operating leases were as follows (in millions):

Year Ended December 31,
2019	$50.7
2020	37.1
2021	30.7
2022	23.7
2023	17.8
Thereafter	48.5
$208.6

We incurred rental expense for all properties and equipment of $48.7 million, $40.3 million and $36.9 million for 2018, 2017 and 2016, respectively. Minimum payments have not been reduced by minimum sublease rentals of $42.6 million due in the future under non-cancelable subleases.
Sales and Purchase Commitments
As of December 31, 2018, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $376.7 million and $51.4 million, respectively with delivery dates from 2018 through 2023. Additionally, we have certain purchase contracts that extend through 2026, under which we agreed to purchase annually between 1.76 million barrels and 2.02 million barrels of aviation fuel at future market prices.

Agreements with Executive Officers and Key Employees
We have an agreement with our Chairman, President and Chief Executive Officer, Michael J. Kasbar (“Mr. Kasbar”), for his continued employment with us which provides for an annual base salary as determined by our Compensation Committee in its sole discretion (currently $900,000), termination severance benefits, and such incentives and other compensation and amounts as our Compensation Committee may determine from time to time in its sole discretion. Mr. Kasbar's employment agreement, as amended, expires each year on December 31st and automatically extends for successive one-year terms unless either party provides written notice to the other at least one year prior to the expiration of the current term that such party does not want to extend the term. Pursuant to the terms of his agreement, Mr. Kasbar is entitled to receive cash severance payments if: (a) we terminate his employment without cause following a change of control or for any reason other than death, disability or cause; (b) he resigns for good reason (generally a reduction in his responsibilities or compensation, or a breach by us), or resigns following a change of control; or (c) either he elects or we elect not to extend the term of the agreement, as amended. The severance payments are generally equal to $5.0 million for a termination following a change of control and $3.0 million in the other scenarios described above, a portion of which is payable two years after the termination of Mr. Kasbar’s employment.
Subject to the terms of the applicable equity awards, all of Mr. Kasbar’s outstanding SSAR Awards, restricted stock and RSUs (collectively, “outstanding equity awards”) will immediately vest in each scenario described in (a) and (b) above following a change of control, except for awards assumed or substituted by a successor company, in which case, such awards shall continue to vest in accordance with their applicable terms. In each scenario described in (a), (b) or (c) above where there has not been a change of control, Mr. Kasbar’s outstanding equity awards will generally vest over a two-year period following termination of his employment, with any remaining unvested awards vesting on the last day of such two-year period. For each scenario described above, awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.
Our other executive officers either participate in our Executive Severance Plan or are parties to a separation agreement. These arrangements provide for severance benefits payable upon termination under certain circumstances.  In addition, the applicable equity awards generally vest similarly to Mr. Kasbar's equity awards following a change of control.
As of December 31, 2018, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

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
We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $6.4 million and $5.8 million as of December 31, 2018 and December 31, 2017, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.

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

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At December 31, 2018 and 2017, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

Tax Matters
From time to time, we are under review by various domestic and foreign tax authorities with regard to indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil and South Korea, where the amounts under controversy may be material. We believe that these assessments are without merit and are currently appealing the actions.
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
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $13.7 million (BRL 52.4 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2018, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

10. Shareholders’ Equity
Dividends
We declared aggregate cash dividends of $0.24 per share of common stock for 2018, 2017 and 2016, respectively. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid. The payment of the above‑referenced cash dividends was in compliance with the Credit Facility and Term Loans.
Stock Repurchase Programs
In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time.  As of December 31, 2018, $80.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors. Under several of our repurchase programs, we repurchased 1.6 million shares of our common stock for an aggregate value of $70.5 million during 2015, 1.0 million shares of our common stock for an aggregate value of $41.2 million during 2016 and 1.7 million shares of our common stock for an aggregate value of $61.9 million in 2017.
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
Under the 2016 Plan, 2.5 million shares of common stock are authorized for issuance plus any shares of common stock with respect to awards that were granted under the 2006 Plan but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2016. As of December 31, 2018, approximately 2.8 million shares of common stock were subject to outstanding awards under the 2016 and 2006 Plan (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the 2016 Plan described above as of December 31, 2018 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance
2016 Plan (1)	—	0.6	1.4	3.6
2006 Plan (2)	0.1	0.7	0.1
(1)As of December 31, 2018, unvested RSUs will vest between February 2018 and August 2021 and the outstanding SSAR Awards will expire between March 2020 and May 2020.
(2)As of December 31, 2018, unvested restricted stock will vest between February 2018 and February 2021, unvested RSUs will vest between February 2018 and May 2019 and the outstanding SSAR Awards will expire in March 2019. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2015	1.4	$42.69	$54.9	1.4
Granted	0.1	42.92
Vested	(0.2)	40.40
Forfeited	(0.1)	43.30
As of December 31, 2016	1.2	43.10	55.7	0.8
Granted	—	—
Vested	(0.2)	43.69
Forfeited	(0.7)	41.50
As of December 31, 2017	0.3	45.80	9.7	0.9
Granted	—	—
Vested	(0.2)	47.48
Forfeited	(0.1)	44.77
As of December 31, 2018	0.1	$43.63	$1.4	1.0

The aggregate value of restricted stock which vested during 2018, 2017 and 2016 was $3.8 million, $7.8 million and $9.6 million, respectively, based on the average high and low market price of our common stock at the vesting date.
RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2015	0.7	$43.10	$28.0	1.7
Granted	0.7	44.23
Vested	(0.1)	42.78
Forfeited	(0.1)	44.78
As of December 31, 2016	1.2	43.28	55.7	1.6
Granted	0.6	37.74
Vested	(0.2)	43.06
Forfeited	(0.1)	42.43
As of December 31, 2017	1.6	41.01	43.9	1.4
Granted	0.2	22.02
Vested	(0.3)	46.31
Forfeited	(0.2)	41.17
As of December 31, 2018	1.3	$37.17	$28.3	1.0

The aggregate intrinsic value of RSUs issued during 2018, 2017 and 2016 was $5.8 million, $7.7 million and $6.2 million, respectively.

SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2015	0.2	$42.91	$—	2.5	0.1	$42.06	$—	2.2
Granted	0.1	48.58
Exercised	—	40.91
As of December 31, 2016	0.3	44.97	0.3	2.4	0.2	42.15	0.7	1.3
Granted	0.4	36.31
Exercised	—	—
Forfeited	—	40.91
As of December 31, 2017	0.7	40.27	—	3.0	0.2	42.76	—	0.4
Granted	1.2	27.08
Exercised	—	—
Forfeited	(0.4)	$38.53
As of December 31, 2018	1.5	$29.75	$—	4.0	—	$57.48	$—	1.2

The aggregate intrinsic value of SSAR Awards exercised during 2018 and 2017 was $0.0 million and $0.0 million, respectively.
As discussed in Note 1, we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. The weighted average fair value of the SSAR Awards for 2018 was $6.56 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 30.8%, dividend yields of 1.0% and risk-free interest rates of 2.6%. The weighted average fair value of the SSAR Awards for 2017 was $8.82 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 28.6%, dividend yields of 0.7% and risk-free interest rates of 1.8%. The weighted average fair value of the SSAR Awards for 2016 was $12.32 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 29.8%, dividend yields of 0.51% and risk-free interest rates of 1.2%.
Unrecognized Compensation Cost
As of December 31, 2018, there was $26.8 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2018 is expected to be recognized as compensation expense over a weighted average period of 1.4 years as follows (in millions):

Year Ended December 31,
2019	$12.1
2020	12.4
2021	1.9
2022	0.4
2023	—
$26.8

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2016	$(147.5)	$(7.4)	$(154.8)
Other comprehensive loss	30.1	(0.3)	29.8
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	(1.5)	—	(1.5)
Balance as of December 31, 2017	(118.8)	(7.7)	(126.5)
Other comprehensive income (loss)	(27.3)	21.0	(6.3)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	1.2	—	1.2
Balance as of December 31, 2018	$(145.0)	$13.3	$(131.7)

The foreign currency translation adjustment loss for 2018 were primarily due strengthening of the U.S. dollar as compared to the British Pound. The foreign currency translation adjustment gains for 2017 were primarily due to the weakening of the U.S. dollar as compared to the British Pound.

11. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	2018	2017	2016
United States	$(63.6)	$(152.3)	$(85.4)
Foreign	248.5	131.2	227.5
	$184.9	$(21.1)	$142.1

The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2018	2017	2016
Current:
U.S. federal statutory tax	$8.2	$94.6	$7.5
State	(1.6)	5.6	0.8
Foreign	46.3	34.2	30.4
	52.9	134.4	38.7
Deferred:
U.S. federal statutory tax	4.0	15.1	(29.3)
State	(6.2)	8.9	(4.2)
Foreign	(1.0)	(10.0)	(2.5)
	(3.2)	13.9	(36.0)
Non-current tax expense (income)	6.2	0.9	13.0
	$55.9	$149.2	$15.7

Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions.
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2018	2017	2016
U.S. federal statutory tax rate	21.0%	35.0%	35.0%
Foreign earnings, net of foreign taxes	(11.6)	245.4	(42.4)
State income taxes, net of U.S. federal income tax benefit	(3.3)	(51.8)	(1.5)
U.S. tax on deemed dividends	(0.4)	(14.0)	1.3
Tax Act impact	0.7	(704.3)	—
Tax Reform - GILTI	9.7	—	—
Tax Reform - BEAT	2.8	—	—
Deferred tax impact on foreign unrepatriated earnings	(1.0)	(65.5)	—
Goodwill impairment	—	(81.5)	—
Sale of subsidiary	—	—	3.8
Uncertain tax positions	3.4	(4.1)	9.2
Foreign currency adjustments	2.2	(0.7)	(0.4)
Intercompany interest transfer pricing adjustment	1.5	—	—
Tax authority settlements	—	(10.0)	—
Nontaxable interest income	(2.7)	36.9	—
Nondeductible interest expense	—	(12.6)	—
Valuation allowance	3.0	(19.6)	2.0
Other permanent differences	5.0	(60.4)	4.0
Effective income tax rate	30.2%	(707.1)%	11.0%

On December 22, 2017, the Tax Act was signed into law. This legislation significantly changed the U.S. Internal Revenue Code, including taxation of U.S. corporations, by, among other things, limiting interest deductions, reducing the U.S. corporate income tax rate, altering the expensing of capital expenditures, adopting elements of a territorial tax system, GILTI, assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S. owned foreign corporations, and introducing certain anti-base erosion provisions. Since the Tax Act was signed into law, various notices, proposed regulations, and other clarifications of the law have been issued by the IRS and the Treasury Department. However, the legislation will require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and technical corrections, any of which could increase certain adverse impacts of the legislation. In accordance with Staff Accounting Bulletin No. 118, we completed our analysis of the one-time toll-charge and recorded the related tax impact in the fourth quarter of 2018. Additionally, we have completed our assessment of GILTI and have established a policy to account for this tax on a period basis beginning in the tax year 2018 and for subsequent years.
For the year ended 2018, our effective income tax rate was 30.2%, and our income tax provision was $55.9 million, as compared to an effective income tax rate of (707.1)% and an income tax provision of $149.2 million for 2017. The higher effective income tax rate for 2018, as compared to 2017, resulted principally from the effects of the Tax Act's $143.7 million one-time transition tax on historic accumulated foreign earnings, and differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
For 2017, our effective income tax rate was (707.1)%, for an income tax provision of $149.2 million, as compared to an effective income tax rate of 11.0% and an income tax provision of $15.7 million for 2016. The lower effective income tax rate for 2017 resulted primarily from the effects of the Tax Act's $143.7 million one-time transition tax on historic accumulated foreign earnings. Without the transition tax charge, the effective income tax rate for 2017 would have been (25.9)%.
For 2016, our effective income tax rate was 11.0%, for an income tax provision of $15.7 million, as compared to an effective income tax rate of 21.7% and an income tax provision of $47.2 million for 2015. The lower effective income tax rate for 2016 compared to 2015, resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates.
Through September 30, 2017, we considered all of the earnings in our non-U.S. subsidiaries to be indefinitely reinvested and, accordingly, recorded no deferred income taxes. The passage of the Tax Act in December of 2017 dramatically changed the US taxation of foreign earnings. Following a transition period and one-time toll-charge of our foreign earnings and profits, foreign dividends will be exempt from US federal income tax.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion to permanently reinvest $814 million of our foreign earnings in non-US business operations. For these investments, if not reinvested indefinitely, we would owe approximately $179.0 million in foreign withholding tax. For the remaining $1.1 billion accumulated foreign earnings that are actually or deemed repatriated, we have made a reasonable provisional estimate of the associated foreign withholding and state income tax effects of $11.2 million.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2018	2017
Gross Deferred Tax Assets:
Bad debt reserve	$4.7	$3.5
Net operating loss	33.7	23.0
Accrued and other share-based compensation	23.2	18.8
Accrued expenses	10.2	11.7
U.S. foreign income tax credits	2.3	—
Other income tax credits	0.2	0.2
Customer deposits	3.1	1.9
Investments	1.9	1.3
Cash flow hedges	—	3.2
Total gross deferred tax assets	79.4	63.7
Less: Valuation allowance	24.3	24.6
Gross deferred tax assets, net of valuation allowance	55.1	39.1
Deferred Tax Liabilities:
Depreciation	(11.2)	(6.4)
Goodwill and intangible assets	(47.5)	(43.6)
Unrealized foreign exchange	(4.5)	(0.9)
Prepaid expenses, deductible for tax purposes	(3.9)	(3.8)
Deferred tax costs on foreign unrepatriated earnings	(11.3)	(13.8)
Unrealized derivatives	(4.1)	(1.1)
Cash flow hedges	(2.5)	—
Other	(3.5)	(1.1)
Total gross deferred tax liabilities	(88.5)	(70.8)
Net deferred tax liability	$33.4	$31.7
Net deferred tax asset	—	—
Reported on the consolidated balance sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$11.4	$12.8

Non-current income tax liabilities, net for deferred tax liabilities, non-current	$44.8	$44.5

As of December 31, 2018 and 2017, we had net operating losses (“NOLs”) of approximately $275.3 million and $240.3 million, respectively. The NOLs as of December 31, 2018, originated in various U.S. states and countries including Argentina, Australia, South Africa, Brazil, Luxembourg, France, Italy, Canada, and the Netherlands. We have recorded a deferred tax asset of $33.7 million reflecting the benefit of the NOL carryforward as of December 31, 2018. This deferred tax asset expires as follows (in millions):

Expiration Date	Deferred Tax Asset
December 31, 2020
December 31, 2021	0.3
December 31, 2022	0.7
December 31, 2023	0.7
December 31, 2024	0.4
December 31, 2025	0.4
December 31, 2026	0.4
December 31, 2027	0.4
December 31, 2028	0.3
December 31, 2029	0.6
December 31, 2030	0.4
December 31, 2031	0.2
December 31, 2032	0.4
December 31, 2033	0.3
December 31, 2034	0.3
December 31, 2035	0.5
December 31, 2036	2.6
December 31, 2037	4.1
December 31, 2038	3.3
Indefinite	17.4
Total	$33.7

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2018, a valuation allowance of $24.3 million has been recorded to recognize only the portion of the deferred tax assets related to NOLs and other deferred tax assets that are more likely than not to be realized. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We operated under a special income tax concession in Singapore which began January 1, 2008. The special income tax concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this tax concession was not material for 2018.

Income Tax Contingencies
We recorded a decrease of $1.8 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and an increase of $4.3 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2018. In addition, during 2018, we recorded a decrease of $0.9 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2018, our Unrecognized Tax Liabilities, including penalties and interest, were $70.2 million and our Unrecognized Tax Assets were $29.7 million. During 2017, we recorded a decrease of $3.4 million of liabilities related to Unrecognized Tax Benefits and an increase of $19.8 million of assets related to Unrecognized Tax Benefits. In addition, during 2017, we recorded an increase of $1.4 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2017, our Unrecognized Tax Liabilities, including penalties and interest, were $72.6 million and our Unrecognized Tax Assets were $25.4 million.
The following is a tabular reconciliation of the total amounts of gross unrecognized income tax liabilities for the year (in millions):

	2018	2017	2016
Gross Unrecognized Tax Liabilities – opening balance	$58.8	$62.2	$47.8
Gross increases – tax positions in prior period	3.6	10.9	19.7
Gross decreases – tax positions in prior period	(10.6)	—	(15.4)
Gross increases – tax positions in current period	11.5	10.7	12.9
Gross decreases – tax positions in current period	—	—	—
Settlements	(1.5)	(23.0)	—
Lapse of statute of limitations	(4.8)	(2.1)	(2.8)
Gross Unrecognized Tax Liabilities – ending balance	$57.0	$58.8	$62.2

If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $29.7 million, as of December 31, 2018, are settled by the taxing authorities in our favor, our income tax expense would be reduced by $27.4 million (exclusive of interest and penalties) in the period the matter is considered settled in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2018 effective income tax rate by 14.8%. As of December 31, 2018, it does not appear that the total amount of our unrecognized income tax benefits will materially increase or decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $1.2 million and $3.4 million and an income $0.7 million during 2018, 2017, and 2016, respectively. For penalties, we recorded income of $1.9 million, and expense of $0.1 million and $2.3 million during 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had recognized liabilities of $8.5 million and $7.3 million for interest and $4.6 million and $6.5 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in South Korea for the 2011 - 2014 tax years, Denmark for the 2013 - 2015 tax years, and the U.S. for 2013 - 2016 tax years. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $10.2 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing. In addition, in 2017 we received a notice of examination from the IRS for the 2013 - 2016 tax years. In 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authorities regarding transfer pricing and other related matters for the tax years 2013 -2015. We are currently responding to the requests from the U.S. and Danish tax authorities. An unfavorable resolution of one or more of the above matters could have a material adverse effect on our result of operations or cash flows in the quarter or year in which the adjustments are recorded or the tax is due or paid. As examinations are still in process or have not yet reached the final stages of the appeals process, the timing of the ultimate resolution and/or payments that may be required cannot be determined at this time.

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with major uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
United States	2013 - 2016	2017 - 2018
Korea	2011 - 2014	2015 - 2018
United Kingdom	None	2016 - 2018
The Netherlands	None	2013 - 2018
Greece	None	2012 - 2018
Denmark	2013 - 2015	2016 - 2018

12. Fair Value Measurements
The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not materially different than market rates. Based on the fair value hierarchy, our debt of $0.7 billion and $0.9 billion as of December 31, 2018 and December 31, 2017, respectively, and our notes receivable of $28.2 million and $44.9 million as of December 31, 2018 and December 31, 2017, respectively are categorized in Level 2.
Recurring Fair Value Measurements.
The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 (in millions):

	Fair Value Measurements as of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$585.6	$254.6	$0.9	$841.2
Foreign currency contracts	—	4.6	—	4.6
Cash surrender value of life insurance	—	6.3	—	6.3
Total assets at fair value	$585.6	$265.6	$0.9	$852.1

Liabilities:
Commodities contracts	$556.5	$211.2	$0.2	$767.9
Foreign currency contracts	—	1.2	—	1.2
Total liabilities at fair value	$556.5	$212.4	$0.2	$769.1

	Fair Value Measurements as of December 31, 2017
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$196.3	$106.1	$1.2	$303.6
Foreign currency contracts	—	8.5	—	8.5
Cash surrender value of life insurance	—	5.6	—	5.6
Total assets at fair value	$196.3	$120.2	$1.2	$317.7

Liabilities:
Commodities contracts	$210.6	$111.8	$1.4	$323.9
Foreign currency contracts	—	8.7	—	8.7
Total liabilities at fair value	$210.6	$120.5	$1.4	$332.5
There were no transfers between Level 1 and Level 2 during the periods presented. The fair values of our commodity contracts measured using Level 3 inputs were not material at December 31, 2018 and 2017, respectively.

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

	Fair Value as of December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$841.2	$646.0	$195.1	$3.0	$—	$192.1
Foreign currency contracts	4.6	0.9	3.7	—	—	3.7
Total assets at fair value	$845.8	$647.0	$198.8	$3.0	$—	$195.8

Liabilities:
Commodities contracts	$767.9	$646.0	$121.9	$—	$—	$121.9
Foreign currency contracts	1.2	0.9	0.3	—	—	0.3
Total liabilities at fair value	$769.1	$647.0	$122.2	$—	$—	$122.2

	Fair Value as of December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$303.6	$228.4	$75.1	$21.2	$—	$53.9
Foreign currency contracts	8.5	6.7	1.7	—	—	1.7
Total assets at fair value	$312.0	$235.2	$76.9	$21.2	$—	$55.7

Liabilities:
Commodities contracts	$323.9	$228.4	$95.4	$39.2	$—	$56.2
Foreign currency contracts	8.7	6.7	2.0	—	—	2.0
Total liabilities at fair value	$332.5	$235.2	$97.4	$39.2	$—	$58.2

At December 31, 2018 and 2017, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
Concentration of Credit Risk
The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2018, none of our counterparties represented over 10% of the aggregate credit exposure to OTC derivative counterparties.

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

Information concerning our revenue, gross profit, income from operations, depreciation and amortization and capital expenditures by segment is as follows (in millions):

	For the Year ended December 31,
	2018	2017	2016
Revenue:
Aviation segment	$19,119.7	$14,538.2	$10,914.4
Land segment	11,381.1	10,958.0	8,918.8
Marine segment	9,249.5	8,199.3	7,182.5
	$39,750.3	$33,695.5	$27,015.8
Gross profit:
Aviation segment	$507.8	$440.5	$401.0
Land segment	364.9	365.8	348.5
Marine segment	145.8	126.0	149.5
	$1,018.5	$932.2	$899.0
Income from operations:
Aviation segment	$250.6	$192.9	$160.5
Land segment	47.8	(7.9)	70.8
Marine segment	37.8	(57.8)	30.2
	336.3	127.2	261.5
Corporate overhead - unallocated	(76.6)	(81.6)	(72.7)
	$259.7	$45.6	$188.9
Depreciation and amortization:
Aviation segment	$27.5	$26.8	$24.2
Land segment	46.5	49.8	47.1
Marine segment	2.2	5.8	6.6
Corporate	5.3	3.5	4.4
	$81.5	$86.0	$82.3
Capital expenditures:
Aviation segment	$19.7	$12.3	$4.9
Land segment	30.9	21.0	12.3
Marine segment	2.9	1.5	6.1
Corporate	18.8	19.1	14.5
	$72.3	$54.0	$37.7

(1)
Includes a $17.1 million and $52.4 million of restructuring charges for the twelve month period ended 2018 and 2017, and a $12.8 million impairment charge attributable to certain long term assets in 2017.

(2)	Includes a $79.1 million impairment charge attributable to the impairment of goodwill and other long term assets, and $1.4 million of restructuring charges in 2017.

Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2018	2017
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $17.7 and $10.8 as of December 31, 2018 and December 31, 2017, respectively	$992.2	$1,013.0
Land segment, net of allowance for bad debt of $2.7 and $6.6 as of December 31, 2018 and December 31, 2017, respectively	846.1	874.7
Marine segment, net of allowance for bad debt of $19.0 and $10.4 as of December 31, 2018 and December 31, 2017, respectively	901.2	817.9
	$2,739.6	$2,705.6
Total assets:
Aviation segment	$2,261.0	$2,240.4
Land segment	2,178.1	2,091.4
Marine segment	1,124.2	1,097.1
Corporate	113.6	158.9
	$5,676.9	$5,587.8

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year ended December 31,
	2018	2017	2016
Revenue:
United States	$20,555.5	$17,938.0	$14,368.8
EMEA (1)	9,721.9	7,553.3	6,018.6
Asia Pacific (2)	5,537.2	4,923.0	4,271.1
Americas, excluding United States	3,935.6	3,281.2	2,357.2
Total	$39,750.3	$33,695.5	$27,015.8

	As of December 31,
	2018	2017
Property and equipment, net:
United States	$175.1	$152.6
EMEA	124.5	120.2
Asia Pacific	7.5	10.4
Americas, excluding United States	43.1	46.7
Total	$350.3	$329.8

(1)	Includes revenue related to the U.K. of $6.3 billion, $5.0 billion and $4.1 billion for 2018, 2017 and 2016, respectively.

(2)	Includes revenue related to Singapore of $5.4 billion, $4.8 billion and $4.2 billion for 2018, 2017 and 2016, respectively.

Major Customers
During each of the years presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which principally consist of sales to NATO in support of military operations in Afghanistan, have accounted for a material portion of our profitability in recent years. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts.

14. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2018 and 2017 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue	$9,181.3	$10,150.8	$10,429.5	$9,988.6
Gross profit	$243.4	$246.2	$266.7	$262.2
Net income including noncontrolling interest	$31.3	$29.2	$38.7	$29.8
Net income attributable to World Fuel	$31.2	$28.7	$38.2	$29.6
Basic earnings per common share (3)	$0.46	$0.42	$0.57	$0.44
Diluted earnings per common share (3)	$0.46	$0.42	$0.56	$0.44

	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017 (1)	2017 (2)
Revenue	$8,194.3	$8,086.2	$8,543.0	$8,872.0
Gross profit	$231.4	$231.0	$239.9	$229.9
Net income including noncontrolling interest	$31.1	$30.3	$(37.9)	$(193.7)
Net income attributable to World Fuel	$31.3	$30.0	$(38.5)	$(193.1)
Basic earnings per common share (3)	$0.46	$0.44	$(0.57)	$(2.86)
Diluted earnings per common share (3)	$0.45	$0.44	$(0.57)	$(2.86)

(1)	Includes a valuation allowance on our U.S. deferred tax assets of $76.9 million, due to our U.S. operations generating a three-year cumulative loss during the quarter.

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

15. Revenue from Contracts with Customers

Our contracts with customers, which are mainly master sales agreements in combination with different types of nominations or standalone agreements, primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. As our contracts go through a formal credit approval process, we only enter into contracts when we determine the amount we expect to be entitled to is probable of collections. Our billing and payment terms generally include monthly invoicing for the prior month's activities with average payment terms of one to three months. We have elected not to adjust the contract consideration for the effect of a significant financing component for any contract in which the period between when the Company transfers the promises in the contract and when the customer pays is a year or less. However, since our contracts have relatively short payment terms, they do not typically result in the provision of significant financing.

We generally recognize fuel sales and services revenue on a gross basis as we have control of the products or services before they are delivered to our customers. In drawing this conclusion, we considered various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements.

The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point. We have determined that each gallon or barrel represents a separate performance obligation, and revenue is recognized at the point in time when control of each gallon or barrel transfer to our customer. We may also incur costs for the transportation of products to the delivery points. Reimbursements of such costs are normally included in the transaction price. In the limited cases, when we coordinate shipping and handling activities after our customer obtains control of goods or services, we have elected to account for these shipping and handling costs as activities to fulfill the promise to transfer the goods.

Our contracts may contain fixed or variable pricing (such as market or index-based pricing) or some combination of those. The pricing structures of our fuel sales that involve variable prices, such as market or index-based pricing or reimbursements of costs, typically correspond to our efforts to transfer the promised fuel, and we recognize revenue based on those variable prices for the related gallons or barrels that we have delivered. In addition, we have elected to exclude from the transaction price the amount of certain taxes assessed by a government authority that we collect (or recover) from our customer and remit in connection with our sales transactions, such as certain sales or excise taxes.

Within our land and aviation segments, contracts with customers may include multi-year sales contracts, which are priced at market-based indices and require minimum volume purchase commitments from our customers. The consideration expected from these contracts is considered variable due to the market-based pricing and the variability is not resolved until delivery is made to our customers. We have elected to apply the optional exemption from estimating and disclosing the variable consideration from our remaining performance obligations under these contracts.

We also have fixed price fuel and fuel-related product sale contracts with a contract term of less than one year (typically one month). For these contracts, we apply the optional exemption, to not disclose the amount of transaction price allocated to remaining performance obligations. We also apply this exemption to those contracts in which the right to consideration corresponds directly with the value to the customer of the entity's performance to date. In limited cases, we may have multi-period fixed price contracts. Because our long-term supply arrangements that exceed one year are typically based on market index prices as previously discussed, the transaction price associated with remaining performance obligations under multi-year fixed price fuel sale contracts are not significant.

We also earn a minor amount of revenue from contracts to provide services, including energy procurement advisory services, international trip planning support, and transaction and payment management processing, which typically represent a single performance obligation for the series of daily services. We generally recognize revenue over the contract period when services have been performed based on our right to invoice for those services.

Disaggregated revenue

The following table presents (in millions) our revenues from contracts with customers disaggregated by major geographic areas and by segment. Prior period amounts have not been adjusted as the company elected the modified retrospective transition method. Furthermore, if legacy revenue recognition guidance were applied for the current period, the amount of revenue recognized would not have a material impact on our financial statements as presented.

	For the For the Year ended December 31,
	2018	2017	2016
Aviation	$1,564.6	$1,086.8	$788.6
Land	3.3	3.0	0.4
Marine	3,552.1	3,347.0	2,695.5
Asia Pacific	$5,120.1	$4,436.8	$3,484.5

Aviation	$3,641.4	$2,532.1	$1,587.8
Land	2,563.6	2,290.7	2,152.3
Marine	3,148.3	2,605.2	2,052.7
EMEA	$9,353.4	$7,428.1	$5,792.8

Aviation	$1,931.6	$1,365.5	$985.5
Land	631.8	705.6	586.9
Marine	610.2	548.8	492.7
LATAM	$3,173.6	$2,619.8	$2,065.1

Aviation	$12,025.7	$9,644.5	$7,607.4
Land	8,038.0	7,912.8	6,203.1
Marine	1,480.5	1,063.3	868.6
North America	$21,544.2	$18,620.6	$14,679.1

Other revenues (excluded from ASC 606)	$559.0	$590.2	$994.3

	$39,750.3	$33,695.5	$27,015.8

Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance.

Accounts receivable, contract assets and contract liabilities

The nature of the receivables related to revenue from contracts with customers and other revenue, are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the Accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of December 31, 2018 and 2017, the contract assets and contracts liabilities recognized by the Company were not material.

Item 16. Form 10-K Summary
We have elected not to include the voluntary, summary information required by Form 10-K under this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2019.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 1, 2019.

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