Form 10-Q
period 2019-03-31
WORLD FUEL SERVICES CORP
filed 2019-05-07
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

COMMISSION FILE NUMBER 1-9533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	9800 N.W. 41st Street Miami, Florida 33178 (Address of Principal Executive Offices)(Zip Code)	59-2459427 (I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code: (305) 428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class Common Stock , $0.01 par value	Trading Symbol (s) INT	Name of each exchange on which registered New York Stock Exchange

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

The registrant had a total of 67,251,473 shares of common stock, par value $0.01 per share, issued and outstanding as of April 18, 2019.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$194.0	$211.7
Accounts receivable, net	2,728.7	2,739.6
Inventories	598.7	523.1
Prepaid expenses	55.3	65.7
Short-term derivative assets, net	47.3	155.2
Other current assets	270.7	279.5
Total current assets	3,894.7	3,974.8
Property and equipment, net	356.1	350.3
Goodwill	853.3	852.7
Identifiable intangible and other non-current assets	629.1	499.0
Total assets	$5,733.2	$5,676.9
Liabilities:
Current liabilities:
Current maturities of long-term debt and finance leases	$45.8	$41.1
Accounts payable	2,376.6	2,399.6
Customer deposits	93.5	118.2
Accrued expenses and other current liabilities	357.2	377.0
Total current liabilities	2,873.2	2,935.9
Long-term debt	649.7	659.9
Non-current income tax liabilities, net	190.6	194.6
Other long-term liabilities	164.0	54.9
Total liabilities	$3,877.5	$3,845.3
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 67.1 and 67.0 issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	343.0	340.4
Retained earnings	1,639.3	1,606.1
Accumulated other comprehensive loss	(142.7)	(131.7)
Total World Fuel shareholders' equity	1,840.3	1,815.4
Noncontrolling interest	15.5	16.1
Total equity	1,855.8	1,831.6
Total liabilities and equity	$5,733.2	$5,676.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended
	March 31,
	2019	2018
Revenue	$8,678.8	$9,181.3
Cost of revenue	8,427.7	8,937.9
Gross profit	251.1	243.4
Operating expenses:
Compensation and employee benefits	110.1	113.9
General and administrative	70.6	72.3
	180.7	186.2
Income from operations	70.4	57.2
Non-operating expenses, net:
Interest expense and other financing costs, net	(19.4)	(16.3)
Other income (expense), net	0.4	(2.3)
	(19.0)	(18.6)
Income (loss) before income taxes	51.3	38.6
Provision for income taxes	14.0	7.3
Net income (loss) including noncontrolling interest	37.3	31.3
Net income attributable to noncontrolling interest	0.1	0.1
Net income (loss) attributable to World Fuel	$37.2	$31.2

Basic earnings per common share	$0.55	$0.46

Basic weighted average common shares	67.1	67.5

Diluted earnings per common share	$0.55	$0.46

Diluted weighted average common shares	67.4	67.9

Comprehensive income:
Net income (loss) including noncontrolling interest	$37.3	$31.3
Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	10.2
Cash flow hedges, net of income tax benefit of $4.1 and $4.2 for the three months ended March 31, 2019 and 2018, respectively	(11.9)	(9.7)
Other comprehensive income (loss):	(11.7)	0.5
Comprehensive income (loss) including noncontrolling interest	25.6	31.8
Comprehensive income (loss) attributable to noncontrolling interest	(0.8)	(0.3)
Comprehensive income (loss) attributable to World Fuel	$26.3	$32.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards			4.0	—	—	4.0	—	4.0
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive income (loss)	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	31.2	—	31.2	0.1	31.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Cancellation of common stock related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income	—	—	—	—	0.8	0.8	(0.3)	0.5
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of March 31, 2018	67.7	$0.7	$358.6	$1,521.6	$(125.7)	$1,755.1	$15.9	$1,771.0

Cash Dividends

During the three months ended March 31, 2019 and 2018, the Company's Board of Directors declared quarterly cash dividends of $0.06 per common share, respectively, representing $4.0 million in total dividends, which were paid on April 12, 2019 and April 6, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interest	$37.3	$31.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	22.3	18.8
Provision for bad debt	2.4	1.8
Share-based payment award compensation costs	4.2	4.2
Deferred income tax benefit	(4.5)	(7.1)
Foreign currency losses, net	3.4	2.6
Other	8.2	0.7
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $120.0 for the three months ended March 31, 2018)	11.2	(71.2)
Inventories	(83.4)	(84.8)
Prepaid expenses	8.7	6.1
Short-term derivative assets, net	164.2	(2.8)
Other current assets	27.3	(25.5)
Cash collateral with financial counterparties	(32.6)	21.2
Other non-current assets	27.3	(28.4)
Accounts payable	(10.9)	(50.9)
Customer deposits	(24.7)	(5.3)
Accrued expenses and other current liabilities	(103.2)	(30.2)
Non-current income tax, net and other long-term liabilities	(46.4)	(9.3)
Total adjustments	(26.5)	(260.1)
Net cash provided by (used in) operating activities	10.8	(228.8)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	—	120.0
Acquisition of businesses, net of cash acquired	—	(22.0)
Capital expenditures	(21.8)	(15.4)
Other investing activities, net	3.3	3.6
Net cash (used in) provided by investing activities	(18.5)	86.1
Cash flows from financing activities:
Borrowings of debt	1,542.0	1,468.9
Repayments of debt	(1,547.5)	(1,545.1)
Dividends paid on common stock	(4.0)	(4.0)
Other financing activities, net	(1.4)	(0.5)
Net cash (used in) financing activities	(10.9)	(80.8)
Effect of exchange rate changes on cash and cash equivalents	0.9	4.1
Net (decrease) increase in cash and cash equivalents	(17.7)	(219.4)
Cash and cash equivalents, as of the beginning of the period	211.7	372.3
Cash and cash equivalents, as of the end of the period	$194.0	$152.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $4.0 million as of March 31, 2019 and 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Notes to the Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10‑Q (“10-Q Report”) as “World Fuel,” “we,” “our” and “us.”

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

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the consolidated financial statements and accompanying notes included in our 2018 Annual Report on Form 10-K (“2018 10-K Report”). Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

Our net income for the three months ending March 31, 2019 of $37.2 million, or $0.55 per diluted common share, includes a discrete tax benefit of $3.2 million with respect to a foreign tax filing and $3.4 million of operating income ($2.3 million after-tax), each of which should have been recognized in a prior period. Excluding these misstatements, which we have determined were not material to current or prior periods, our net income would have been $31.7 million, or $0.47 per diluted common share.

There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company's accounting policies from those disclosed in our 2018 10‑K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1 of the “Notes to the Consolidated Financial Statements” included in our 2018 10‑K Report, and in the adopted accounting standards below.

Adoption of New Accounting Standard
Leases (Topic 842). In February 2016, ASU 2016-02 was issued. The primary objective of the new standard, which amends the existing lease guidance and adds additional disclosures, is to increase transparency and comparability among organizations by recognizing nearly all lease assets and lease liabilities on the balance sheet, including operating leases that under the prior standard were off-balance sheet.

Topic 842 defines a lease as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) and early adoption is permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method and applying the transition provisions at the effective date. We implemented the new standard using the package of practical expedients under the transition provisions that allows us not to reassess whether a contract contains a lease, how the lease is classified and if initial direct costs can be capitalized. For all the lessee arrangements, we have elected an accounting policy to combine non-lease components with the related lease components and treat the combined items as a lease for accounting purposes. Lastly, we have elected not to recognize the lease asset and related lease liability for leases with a lease term of 12 months or less.

As of the date of implementation on January 1, 2019, the impact of the adoption of the new lease standard resulted in the recognition of the right of use assets of $167.3 million and lease liability of $173.6 million on the Company’s consolidated balance sheet. The difference between the right of use assets and lease liabilities is primarily the result of accrued lease payments and cumulative lease prepayments as well as the remaining balance of lease incentives received. Subsequent to adoption, the Company does not anticipate the impact on its results of operations and cash flows to be material.

Accounting Standards Issued but Not Yet Adopted

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, ASU 2016-13 was issued. The amendments in this update will change how entities account for credit impairment from trade and other receivables, net investments arising from sales-type and direct financing leases, debt securities, purchased-credit impaired financial assets and other instruments in addition to loans. ASU 2018-19 issued in November 2018, clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. For receivables and certain other instruments that are not measured at fair value, entities will be required to estimate expected credit losses. Under the expected loss model, an entity recognizes a loss upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur.

The amendments in this update are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted as of the fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. An entity will apply most of the amendments in this update using a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. We are currently evaluating the impact that the new standard would have on our consolidated financial statements and disclosures.

2. Accounts Receivable

We have receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank that allow for the sale of up to an aggregate limit of $725.0 million of our accounts receivable. For the three months ended March 31, 2019 and 2018, cash payments to the owners of accounts receivable were $2.0 billion and $1.9 billion respectively, and cash proceeds from the sale of accounts receivable were $2.0 billion and $1.9 billion respectively. The fees and financing costs under the RPA were $5.8 million and $4.0 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019 and December 31, 2018, our sold accounts receivable under the RPAs was $479.0 million and $508.2 million, respectively.

3. Acquisitions

2018 Acquisitions

During the first quarter of 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its date and did not have a material impact on our consolidated revenue and net income for the three months ended March 31, 2018.

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

Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. The gains or losses on derivative instruments designated as cash flow hedges of forecasted transactions are initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into earnings once the future transactions affect earnings. Cash flows for our hedging instruments are classified in the same category as the underlying hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		March 31,	December 31,	March 31,	December 31,
		2019	2018	2019	2018
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$0.1	$168.5	$—	$122.5
	Identifiable intangible and other non-current assets	—	19.7	—	9.6
	Accrued expenses and other current liabilities	111.0	0.1	123.9	—
Total derivatives designated as hedging instruments		$111.1	$188.2	$123.9	$132.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$65.4	$537.6	$18.5	$429.0
	Identifiable intangible and other non-current assets	32.4	71.7	15.9	40.0
	Accrued expenses and other current liabilities	288.1	30.7	335.2	126.4
	Other long-term liabilities	27.7	12.9	38.2	40.4
		$413.6	$652.9	$407.8	$635.8

Foreign currency contracts	Short-term derivative assets, net	$0.8	$4.4	$0.5	$0.8
	Identifiable intangible and other non-current assets	0.1	0.1	—	—
	Accrued expenses and other current liabilities	1.6	0.1	2.1	0.4
		$2.6	$4.6	$2.6	$1.2
Total derivatives not designated as hedging instruments		$416.2	$657.5	$410.4	$637.0

Total derivatives		$527.3	$845.8	$534.3	$769.1

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 7.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of March 31, 2019 (in millions):

	As of March 31,
Derivative Instruments	Units	2019
Commodity contracts
Long	BBL	104.7
Short	BBL	(96.4)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(24.4)
Buy U.S. dollar, sell other currencies	USD	255.5

As of March 31, 2019, and December 31, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
Inventory	$45.0	$44.7	$1.6	$(6.6)

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	March 31, 2019		March 31, 2018
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$8,678.8	$8,427.7	$9,181.3	$8,937.9
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	16.2	—	5.5
Derivatives designated as hedging instruments	—	(13.5)	—	(5.6)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from AOCI into Income	(3.8)	(8.4)	(3.6)	18.2
Total amount of income and expense line items excluding the impact of hedges	$8,682.6	$8,422.1	$9,184.9	$8,956.0

For the three months ended March 31, 2019 and 2018, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	March 31,			March 31,
Derivative Instruments	2019	2018	Location	2019	2018
Commodity contracts	$(220.5)	$(2.3)	Revenue	$(3.8)	$(3.6)
Commodity contracts	196.4	10.2	Cost of Revenue	(8.4)	18.2
Foreign Currency contracts	—	(2.8)	Other Income (expense) net	—	—
Total (Loss) Gain	$(24.1)	$5.1	Total (Loss) Gain	$(12.2)	$14.6

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		March 31,
Derivative Instruments - Non-designated	Location	2019	2018
Commodity contracts
	Revenue	$75.0	$47.6
	Cost of revenue	(65.9)	(37.0)
		$9.1	$10.6
Foreign currency contracts
	Revenue	$(0.1)	$(0.6)
	Other (expense), net	0.5	(2.8)
		$0.4	$(3.4)
Total Gain (Loss)		$9.5	$7.2

Credit-Risk-Related Contingent Features

We enter into derivative instrument contracts which may require us to provide collateral periodically. Certain derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events. These credit events may include the requirement to provide additional collateral or the immediate settlement of the derivative instruments upon the occurrence of a credit downgrade or if certain defined financial ratios fall below an established threshold. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of March 31, 2019	As of December 31, 2018
Net derivatives liability positions with credit contingent features	$2.6	$7.2
Maximum potential collateral requirements	$2.6	$7.2

At March 31, 2019 and December 31, 2018, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2018	$322.9	$529.7	$852.7
Additions	—	—	—
Foreign exchange and other adjustments	(1.2)	1.9	0.7
Balance as of March 31, 2019	$321.7	$531.7	$853.3

6. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following (in millions):

	As of
	March 31,	December 31,
	2019	2018
Credit Facility	$170.0	$170.0
Term Loans	506.4	514.8
Finance Leases	16.7	13.8
Other	2.4	2.3
Total debt	$695.5	$701.0
Current maturities of long-term debt and capital leases	$45.8	$41.1
Long-term debt	$649.7	$659.9

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended
	March 31,
	2019	2018
Interest income	$1.1	$0.6
Interest expense and other financing costs	(20.5)	(16.9)
	$(19.4)	$(16.3)

t
7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $0.7 billion and $0.7 billion as of March 31, 2019 and December 31, 2018, respectively, and our notes receivable of $27.3 million and $28.2 million as of March 31, 2019 and December 31, 2018, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$416.7	$107.8	$0.3	$524.7
Foreign currency contracts	—	2.6	—	2.6
Cash surrender value of life insurance	—	6.7	—	6.7
Total assets at fair value	$416.7	$117.0	$0.3	$534.0

Liabilities:
Commodities contracts	$427.2	$104.4	$0.2	$531.7
Foreign currency contracts	—	2.6	—	2.6
Total liabilities at fair value	$427.2	$106.9	$0.2	$534.3

	Fair Value Measurements as of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$585.6	$254.6	$0.9	$841.2
Foreign currency contracts	—	4.6	—	4.6
Cash surrender value of life insurance	—	6.3	—	6.3
Total assets at fair value	$585.6	$265.6	$0.9	$852.1

Liabilities:
Commodities contracts	$556.5	$211.2	$0.2	$767.9
Foreign currency contracts	—	1.2	—	1.2
Total liabilities at fair value	$556.5	$212.4	$0.2	$769.1

There were no transfers between Level 1 and Level 2 during the periods presented. Additionally, the fair values of our commodity contracts measured using Level 3 inputs were not material at March 31, 2019 and December 31, 2018, respectively.

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

	Fair Value as of March 31, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$524.7	$462.8	$61.9	$3.3	$—	$58.6
Foreign currency contracts	2.6	2.2	0.4	—	—	0.4
Total assets at fair value	$527.3	$465.0	$62.3	$3.3	$—	$59.0

Liabilities:
Commodities contracts	$531.7	$462.8	$68.9	$14.2	$—	$54.8
Foreign currency contracts	2.6	2.2	0.4	—	—	0.4
Total liabilities at fair value	$534.3	$465.0	$69.3	$14.2	$—	$55.1

	Fair Value as of December 31, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$841.2	$646.0	$195.1	$3.0	$—	$192.1
Foreign currency contracts	4.6	0.9	3.7	—	—	3.7
Total assets at fair value	$845.8	$647.0	$198.8	$3.0	$—	$195.8

Liabilities:
Commodities contracts	$767.9	$646.0	$121.9	$—	$—	$121.9
Foreign currency contracts	1.2	0.9	0.3	—	—	0.3
Total liabilities at fair value	$769.1	$647.0	$122.2	$—	$—	$122.2

At March 31, 2019 and December 31, 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2019, none of our counterparties represented over 10% of our credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended
	March 31,
	2019	2018
Income tax provision	$14.0	$7.3

Effective income tax rate	27.3%	19.0%

Our provision for income taxes for the three months ended March 31, 2019 was $14.0 million, resulting in an effective income tax rate of 27.3%. The provision includes a $3.2 million discrete tax benefit that should have been recognized in a prior period and which, together with certain other discrete tax items, resulted in a net income tax benefit of $2.8 million for the period. Without the $2.8 million in discrete items, the effective income tax rate would have been 32.8% for the three months ended March 31, 2019. See Note 1 - Basis of Presentation and Significant Accounting Policies for additional information.

Our provision for income taxes for the three months ended March 31, 2018 was $7.3 million resulting in an effective tax rate of 19%. Our provision for income taxes was adjusted for an income tax benefit of $4.9 million, net, for discrete items related to changes in estimates in uncertain tax positions, an adjustment for stock-based compensation, and changes in the valuation allowance in various jurisdictions. Without the $4.9 million in discrete items, the effective income tax rate would have been 31.7% for the three months ended March 31, 2018.

Our provision for income taxes for the three months ended March 31, 2019 and 2018 was calculated based on the estimated annual effective income tax rate for the 2019 and 2018 fiscal years. The actual effective income tax rate for the 2019 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We have various income tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in South Korea for the 2011 to 2014 tax years, Denmark for the 2013 to 2015 tax years and the U.S. for the 2013 to 2016 tax years. In 2016, the South Korean branch of one of our subsidiaries received income tax assessment notices for the years 2011 to 2014 totaling $9.9 million (KRW 11.3 billion). We believe that these assessments are without merit and are currently appealing the actions. In addition, during the quarter ended March 31, 2018, one of our Danish subsidiaries received an audit inquiry from the Danish tax authority relating to transfer pricing and related issues for the tax years 2013 to 2015. We have been responding to the request and related questions and in April 2019, we received a proposed tax adjustment for the 2013 tax year which is not material. We believe that the proposed adjustment is without merit and intend to defend our positions. Finally, in 2017, we received a notice of examination from the U.S. Internal Revenue Service for the 2013 to 2016 tax years and we are currently responding to the request.

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

9. Revenue from Contracts with Customers

Our contracts with customers primarily require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point. We generally recognize revenue for services provided over the contract period when services have been performed based on our right to invoice for those services.

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

	For the Three Months Ended
	March 31,
	2019	2018
Aviation	$364.4	$392.0
Land	4.8	1.1
Marine	708.9	799.6
Asia Pacific	$1,078.1	$1,192.7

Aviation	$719.1	$670.0
Land	640.5	679.8
Marine	654.7	637.4
EMEA	$2,014.3	$1,987.2

Aviation	$545.7	$490.2
Land	138.9	184.2
Marine	191.4	155.2
LATAM	$876.0	$829.7

Aviation	$2,648.0	$2,763.0
Land	1,634.4	1,958.3
Marine	334.5	279.9
North America	$4,616.9	$5,001.2

Other revenues (excluded from ASC 606)	$93.5	$170.6

	$8,678.8	$9,181.3

Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance. Our contract assets and liabilities balances, and the changes in these balances, were not material for the three months ended March 31, 2019.

The nature of the receivables related to revenue from contracts with customers and other revenue are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, the contract assets and contract liabilities recognized by the Company were not material.

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

In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft. In addition, we supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the North Atlantic Treaty Organization (NATO) and the U.S. Defense Logistics Agency.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended
	March 31,
Revenue:	2019	2018
Aviation segment	$4,252.7	$4,292.9
Land segment	2,493.6	2,860.7
Marine segment	1,932.5	2,027.7
	$8,678.8	$9,181.3

Gross profit:
Aviation segment	$114.3	$110.0
Land segment	101.5	102.2
Marine segment	35.2	31.2
	$251.1	$243.4
Income from operations:
Aviation segment	$55.6	$47.8
Land segment	21.0	19.6
Marine segment	13.5	8.6
	90.1	75.9
Corporate overhead - unallocated	(19.7)	(18.7)
	$70.4	$57.2

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	March 31,	December 31,
	2019	2018
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $13.5 and $17.7 as of March 31, 2019 and December 31, 2018, respectively	$976.8	$992.2
Land segment, net of allowance for bad debt of $2.7 and $2.7 as of March 31, 2019 and December 31, 2018, respectively	941.5	846.1
Marine segment, net of allowance for bad debt of $18.8 and $19.0 as of March 31, 2019 and December 31, 2018, respectively	810.4	901.2
	$2,728.7	$2,739.6
Total assets:
Aviation segment	$2,283.7	$2,261.0
Land segment	2,208.0	2,178.1
Marine segment	1,057.8	1,124.2
Corporate	183.8	113.6
	$5,733.2	$5,676.9

During each of the periods presented on the consolidated statements of income and comprehensive income, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which principally consist of sales to NATO in support of military operations in Afghanistan, have accounted for a material portion of our profitability in recent years. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. See "Item 1A - Risk Factors” of our 2018 10-K Report.

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2019	2018
Numerator:
Net income attributable to World Fuel	$37.2	$31.2
Denominator:
Weighted average common shares for basic earnings per common share	67.1	67.5
Effect of dilutive securities	0.2	0.4
Weighted average common shares for diluted earnings per common share	67.4	67.9

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	2.0	1.3

Basic earnings per common share	$0.55	$0.46

Diluted earnings per common share	$0.55	$0.46

12. Commitments and Contingencies

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
During the quarter ended December 31, 2016, the South Korean branch of one of our subsidiaries received assessments of approximately $10.5 million (KRW 11.9 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.7 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The total amount of approximately $13.9 million (BRL 54.1 million) primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.

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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2019, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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
For the three months ended March 31, 2019, we incurred $1.8 million in restructuring charges, comprised principally of employee-related costs and included in compensation and employee benefits in our consolidated statements of income and comprehensive income. Our accrued restructuring charges as of March 31, 2019, are included in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the three months ended March 31, 2019 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2018	$1.4	$12.6	$2.6	$4.0	$20.7
Restructuring-related costs	0.2	0.7	0.2	0.7	1.8
Paid during the period	(1.4)	(5.2)	(1.7)	(3.6)	(12.0)
Restructuring charges as of March 31, 2019	$0.2	$8.1	$1.1	$1.1	$10.5

14. Leases

We enter into lease arrangements for the use of offices, operational facilities, vehicles, vessels, storage tanks and other assets for our operations around the world. Some of these leases are embedded within other arrangements. When an arrangement includes both lease and non-lease components, we have elected to combine them and treat them as a lease component for all of our current leased asset classes.

Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Assessing whether we have obtained the right to substantially all of the economic benefits and the ability to direct how, and for what purpose, the asset is used requires more judgment in storage arrangements where we must determine whether our rights to capacity may represent substantially all of the available capacity at a location.

Some of these arrangements are for periods of twelve months or less, while others are for longer periods, and may include optional renewals, terminations or purchase options, which are considered in our assessments when they are reasonably certain to occur. In addition, certain of these arrangements contain payments based on an index, market-based escalation or volume which may impact future payments. Most of our leases typically contain general covenants, restrictions or requirements such as maintaining minimum insurance coverage.

We account for our lease-related assets and liabilities based on their classification as operating leases or finance leases, following the relevant accounting guidance. We measure lease related assets and liabilities based on the present value of lease payments, including in-substance fixed payments, variable payments that depend on an index or rate measured at the commencement date, and the amount we believe is probable we will pay the lessor under residual value guarantees when applicable. We discount lease payments based on our estimated incremental borrowing rate at lease commencement (or modification), which is primarily based on our estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. We have elected to exclude short term leases (leases with an original lease term less than one year) from the measurement of lease related assets and liabilities.

For the quarter ended March 31, 2019, we recognized the following related to our lease arrangements (in millions):

For the Three Months Ended
For March 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$1.3
Interest on lease liabilities	0.2
Operating lease cost	13.1
Short-term lease cost	4.5
Variable lease cost	3.6
Sublease income	(2.5)
Total lease cost	$20.2

As of March 31, 2019, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$36.1	$3.2
2020	39.0	4.1
2021	31.5	3.2
2022	25.0	2.8
2023	20.2	2.2
Thereafter	59.6	3.3
Total remaining lease payments (undiscounted)	211.4	18.8
Less: imputed interest	39.5	2.1
Present value of lease liabilities	$171.9	$16.7

As of December 31, 2018, our future minimum lease payments under noncancelable operating leases were as follows (in millions)

Year Ended December 31,
2019	$50.7
2020	37.1
2021	30.7
2022	23.7
2023	17.8
Thereafter	48.5
$208.6

Supplemental balance sheet information related to leases (in millions):

	Classification	As of March 31, 2019
Assets
Operating Lease Assets	Identifiable intangible and other non-current assets	$165.7
Finance Lease Assets	Property and equipment, net	16.2

Liabilities
Operating Lease Liability - Current	Accrued expenses and other current liabilities	39.2
Operating Lease Liability - Long Term	Other long-term liabilities	132.7
Finance Lease Liability - Current	Current maturities of long-term debt and capital leases	3.7
Finance Lease Liability - Long Term	Long-term debt	13.0

Other information related to leases as of March 31, 2019:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.5	5.6
Weighted-average discount rate	6.0%	2.7%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$—	$0.1
Operating cash flows from operating leases	13.3	—
Financing cash flows from finance leases	—	0.9
Right of use assets obtained in exchange for new operating lease liability (noncash in millions)	8.4	—

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2018 10-K Report and the consolidated financial statements and related notes in “Item 1 — Financial Statements” appearing elsewhere in this 10-Q Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in “Item 1A — Risk Factors” of our 2018 10-K Report.

The preliminary financial information included in our earnings release dated April 25, 2019 ("First Quarter Earnings Release") reflected a discrete tax benefit of $8.8 million with respect to a foreign tax filing. The following discussion and the consolidated financial statements and related notes in “Item 1 - Financial Statements” appearing elsewhere in this 10-Q Report reflect a reserve of $5.6 million against the foregoing discrete tax benefit, which was not reflected in the First Quarter Earnings Release.

Forward-Looking Statements

This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements about (i) our expectations regarding the conditions in the aviation, land, and marine markets, including volume and fuel prices, and the impact on our business, (ii) our expectations about the financial impact of portfolio rationalization and our ability to redeploy such capital into activities with sustainable revenue and expected returns, (iii) our expectations regarding government-related activity, including the North Atlantic Treaty Organization (NATO), and the related profit contribution, (iv) our beliefs regarding our competitive advantages and our ability to capitalize on these to drive growth, (v) estimates regarding the short and long-term savings and synergies from our cost-savings initiatives, (vi) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vii) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (viii) our expectations regarding the financial and operational impact of our investments in automation and technology, (ix) our expectations regarding the financial impact of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (x) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	sudden changes in the market price of fuel;

•	loss of, or reduced sales to a significant government customer, such as NATO;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations and the impacts associated with Brexit;

•	ability to effectively leverage technology and operating systems and realize the anticipated benefits;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high-risk locations, including supply disruptions, border closures and other logistical difficulties that arise when working in these areas;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•
changes in U.S. or foreign tax laws (including the Tax Cuts and Jobs Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;

•	our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2018 10-K Report and those described from time to time in our other filings with the SEC.

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
The overall aviation market remains strong, benefiting from continued growth in global passenger demand, and airline profitability remains healthy. Our aviation segment has benefited from our increased logistics capability and we have expanded our aviation fueling operations footprint into additional international territories and airport locations. Our aviation segment has also benefited from continued strong demand from government customers, principally NATO in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability, and while we expect our government-related activity to remain strong through the balance of 2019, we believe the related profit contribution will decrease as compared to 2018. Global events and military-related activities, as well as the level of troop deployments and related activity, drive sales to government customers and therefore can vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities in the U.S. and the U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and reduce certain supply and trading activities which were not generating a sufficient or predictable economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. are impacted by winter weather conditions and accordingly, unseasonably warm winter weather has adversely impacted our results, including the first quarter of 2019. Meanwhile, our land segment has benefited from strong sales to government customers, including NATO in Afghanistan, and we expect such activity to remain generally consistent throughout the balance of 2019. We continue to focus on supplying more sustainable end-user demand to provide greater leverage and ratability in our operating model, as well as driving operational excellence and improving our technology platform to reduce transaction processing costs.

Our marine segment results have been strong in recent periods despite the weak overall conditions within the global shipping markets. We believe overall volumes in our marine segment have stabilized and higher average fuel prices, combined with the effects of our cost savings initiatives, have improved profitability. The implementation of mandatory fuel standards, such as the International Maritime Organization's regulations limiting sulfur in fuel oil used on ships that will be effective on January 1, 2020 ("IMO 2020"), may provide additional opportunities for us to create value-added solutions for our customers and further enhance profitability.

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

Reportable Segments

We operate in three reportable segments consisting of aviation, land and marine, where we offer fuel and related products and services to commercial and industrial customers in each of these transportation industries. Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.
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
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Selected financial information with respect to our business segments is provided in Note 10. to the accompanying consolidated financial statements included in this 10‑Q Report.

Results of Operations
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue. Our revenue for the first quarter of 2019 was $8.7 billion, a decrease of $0.5 billion, or 5.5%, as compared to the first quarter of 2018. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2019	2018	$ Change
Aviation segment	$4,252.7	$4,292.9	$(40.2)
Land segment	2,493.6	2,860.7	(367.1)
Marine segment	1,932.5	2,027.7	(95.2)
	$8,678.8	$9,181.3	$(502.5)

Revenues in our aviation segment were $4.3 billion for the first quarter of 2019, a decrease of $40.2 million, or 0.9% as compared to the first quarter of 2018. Lower average jet fuel prices drove the decrease in aviation revenue in the first quarter of 2019, where the average price per gallon sold was $2.16, as compared to $2.18 in the first quarter of 2018. Total aviation volumes for the first quarter of 2019 were 2.0 billion gallons, which was flat as compared to the comparable prior year period.

Revenues in our land segment were $2.5 billion for the first quarter of 2019, a decrease of $367.1 million, or 12.8%, as compared to the first quarter of 2018. The decrease in revenue was influenced by lower average fuel prices in the first quarter of 2019, as compared to the first quarter of 2018, where the average price per gallon sold was $1.84, as compared to $1.95 in 2018. Volumes in our land segment also experienced a 7.7% decrease to 1.3 billion gallons for the first quarter of 2019. The land volume decrease was driven principally by our decision to reposition the portfolio and exit certain non-core supply and trading activities in North America which were not generating a sufficient economic return.

Revenues in our marine segment were $1.9 billion for the first quarter of 2019, a decrease of $95.2 million, or 4.7%, as compared to the first quarter of 2018. Volumes in our marine segment declined 10.0% to 5.2 million metric tons in the first quarter of 2019, as compared to 2018, driven principally by our decision to discontinue certain low margin, low return activities. The decrease in revenues resulting from lower volumes was partly offset by higher average bunker fuel prices, where we experienced a 5.9% increase in the average price per metric ton sold, to $371.7 in the first quarter of 2019 as compared to $351.1 in 2018.

Gross Profit. Our gross profit for the first quarter of 2019 was $251.1 million, an increase of $7.7 million, or 3.1%, as compared to the first quarter of 2018.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2019	2018	$ Change
Aviation segment	$114.3	$110.0	$4.4
Land segment	101.5	102.2	(0.7)
Marine segment	35.2	31.2	4.0
	$251.1	$243.4	$7.7

Our aviation segment gross profit for the first quarter of 2019 was $114.3 million, an increase of $4.4 million, or 4.0%, as compared to the first quarter of 2018. The increase in aviation gross profit was primarily due to increased profitability in our government-related operations as well as growth in our international fueling operations, partially offset by the negative impact of declining market prices through the first quarter of 2019.

Our land segment gross profit for the first quarter of 2019 was $101.5 million, a decrease of $0.7 million, or 0.7%, as compared to the first quarter of 2018. The decrease in land segment gross profit was primarily attributable to weak demand in the U.K. due to an unseasonably warm winter and lower activity in North America resulting from our decision to reposition the portfolio and exit certain non-core supply and trading activities. The decrease in gross profit was partially offset by higher profitability in our commercial, industrial, and retail activities in the U.S. as well as our Kinect global energy services platform.

Our marine segment gross profit for the first quarter of 2019 was $35.2 million, an increase of $4.0 million, or 12.8%, as compared to the first quarter of 2018. The gross profit increase was principally driven by higher profitability in our core resale business, partially offset by a reduction in low margin activity in Asia.

Operating Expenses. Total operating expenses for the first quarter of 2019 were $180.7 million, a decrease of $5.5 million, or 2.9%, as compared to the first quarter of 2018. The decrease in operating expenses was primarily due to reductions in base compensation and general and administrative costs as a result of our ongoing cost initiatives. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2019	2018	$ Change
Compensation and employee benefits	$110.1	$113.9	$(3.8)
General and administrative	70.6	72.3	(1.7)
	$180.7	$186.2	$(5.5)

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2019	2018	$ Change
Aviation segment	$55.6	$47.8	$7.9
Land segment	21.0	19.6	1.4
Marine segment	13.5	8.6	4.9
	90.1	75.9	14.2
Corporate overhead - unallocated	(19.7)	(18.7)	(1.0)
	$70.4	$57.2	$13.2

Our income from operations for the first quarter of 2019 was $70.4 million, an increase of $13.2 million, or 23.0%, as compared to the first quarter of 2018, and includes $3.4 million of operating income to correct an item that should have been recognized in a prior period. All three reporting segments benefited from the improved operating efficiencies resulting from our ongoing cost initiatives. Within our aviation segment, the increase was primarily due to higher profitability in our government-related operations and growth in our international fueling operations. Within our marine segment, we experienced higher profitability as a result of improved profitability in our core resale business and lower operating costs, as compared to the first quarter of 2018. Within our land segment, improved profitability was driven primarily by operating efficiencies and partially offset by weak demand in the U.K. due to unseasonably warm winter weather and lower activity in North America resulting from our decision to exit certain non-core supply and trading activities.

Corporate overhead costs not charged to the business segments for the first quarter of 2019 were $19.7 million, an increase of $1.0 million, or 5.5%, as compared to the first quarter of 2018, primarily attributable to increases in employee benefits and general and administrative expenses.

Non-Operating Expenses, net. For the first quarter of 2019, we had non-operating expenses of $19.0 million, an increase of $0.4 million as compared to the first quarter of 2018, driven principally by interest and fees associated with our receivable purchase programs.

Income Taxes. For the first quarter of 2019, our effective income tax rate was 27.3% and our income tax provision was $14.0 million, as compared to an effective income tax rate of 19.0% and an income tax provision of $7.3 million for the first quarter of 2018. The higher effective income tax rate for the first quarter of 2019 was primarily related to differences in discrete items year over year. See Note 8 - Income Taxes for additional information.

Net Income Attributable to Noncontrolling Interest. For the first quarter of 2019, net income attributable to noncontrolling interest was $0.1 million, which was the same as the first quarter of 2018.

Net Income and Diluted Earnings per Common Share. For the first quarter of 2019, we had a net income of $37.2 million and diluted earnings per common share of $0.55 as compared to net income of $31.2 million and diluted earnings per common share of $0.46 for the first quarter of 2018.

Our net income for the first quarter of 2019 includes a discrete tax benefit of $3.2 million with respect to a foreign tax filing and $3.4 million of operating income ($2.3 million after-tax), each of which should have been recognized in a prior period. Excluding these misstatements, which we have determined were not material to current or prior periods, our net income would have been $31.7 million, or $0.47 per diluted share.

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
Cash and liquidity are significant priorities for us, particularly in a high fuel price environment. Our primary use of cash and liquidity is to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, rising fuel prices may reduce the amount of fuel which we can purchase on an unsecured basis, and in certain cases, we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, whereby they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers.

We believe that our cash and cash equivalents as of March 31, 2019 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information. To the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2019 and 2018 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Three Months Ended
	March 31,
	2019	2018
Net cash provided by (used in) operating activities	$10.8	$(228.8)
Net cash (used in) provided by investing activities	(18.5)	86.1
Net cash (used in) financing activities	(10.9)	(80.8)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $120.0 million for the three months ended March 31, 2018.

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

Operating Activities. For the first three months of 2019, net cash provided by operating activities was $10.8 million as compared to net cash used in operating activities of $228.8 million for the first three months of 2018.  The $239.6 million change in operating cash flows was principally due to year-over-year changes in accounts receivables, accounts payable and derivatives. The increases in accounts receivable and accounts payable were primarily associated with the timing of collections and payments. Cash flows from derivative contracts increased by $167.0 million as compared to the first three months of 2018, primarily as a result of roll off and realization of favorable positions during the period.

Investing Activities. For the first three months of 2019, net cash used in investing activities was $18.5 million as compared to net cash provided by investing activities of $86.1 million for the first three months of 2018. The $104.6 million change in investing activities cash flows was principally due to decreased cash receipts of retained beneficial interests in receivables sales, resulting from the amendment of our RPA arrangement with Wells Fargo and Citibank.

Financing Activities. For the first three months of 2019, net cash used in financing activities was $10.9 million as compared to net cash used in financing activities of $80.8 million for the first three months of 2018. The $69.9 million change was principally due to a $73.7 million increase in net borrowing of debt under our credit facility in the first three months of 2019 as compared to the first three months of 2018.

Other Liquidity Measures

Cash and Cash Equivalents. As of March 31, 2019 and December 31, 2018, we had cash and cash equivalents of $194.0 million and $211.7 million, respectively.
Credit Facility and Term Loans. On January 30, 2018, we amended our Credit Facility and elected to prepay $300.0 million of our outstanding Term Loans and decrease the borrowing capacity of our Credit Facility to $1.2 billion. We had $506.4 million and $514.8 million in Term Loans outstanding as of March 31, 2019 and December 31, 2018, respectively. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures in October 2021. We had outstanding borrowings under our Credit Facility totaling $170.0 million as of March 31, 2019 and December 31, 2018. Our issued letters of credit under the Credit Facility totaled $3.8 million and $4.1 million as of March 31, 2019 and December 31, 2018, respectively. As of March 31, 2019 and December 31, 2018, the unused portion of our Credit Facility was $986.2 million and $985.9 million. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2019, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2019 and December 31, 2018, our outstanding letters of credit and bank guarantees under these credit lines totaled $417.6 million and $303.6 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $725.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $479.0 million and $508.2 million, as of March 31, 2019 and December 31, 2018, respectively.

Short-Term Debt. As of March 31, 2019, our short-term debt of $45.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2018 to March 31, 2019.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2018 10-K Report.

Contractual Obligations

Derivative Obligations. As of March 31, 2019, our net derivative obligations were $57.2 million, principally due within one year.

Purchase Commitment Obligations. As of March 31, 2019, fixed purchase commitments under our derivative programs amounted to $38.8 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2019, we had issued letters of credit and bank guarantees totaling $421.4 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of March 31, 2019, see Notes to the Consolidated Financial Statements – Note 4. Derivatives.

There have been no material changes to our exposures to interest rate or foreign currency risk since December 31, 2018. Please refer to our 2018 10-K Report for a complete discussion of our exposure to these risks.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended March 31, 2019.

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

From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, U.S., Brazil, Denmark and South Korea, where the amounts under controversy may be material. See Notes 8 and 12 of the accompanying consolidated financial statements for additional details regarding certain tax matters.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2019 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2019 - 1/31/2019	—	$21.41	—	$79,986
2/1/2019 - 2/28/2019	3	23.99	—	79,986
3/1/2019 - 3/31/2019	—	—	—	79,986
Total	3	$23.89	—	$79,986
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of March 31, 2019, approximately $80.0 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2019	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer