Form 10-Q
period 2019-06-30
WORLD FUEL SERVICES CORP
filed 2019-07-26
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

COMMISSION FILE NUMBER 1-9533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code:
	(305)	428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock , $0.01 par value	INT				New York Stock Exchange

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

The registrant had a total of 65,381,871 shares of common stock, par value $0.01 per share, issued and outstanding as of July 18, 2019.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$218.1	$211.7
Accounts receivable, net	2,747.9	2,739.6
Inventories	555.8	523.1
Prepaid expenses	70.6	65.7
Short-term derivative assets, net	43.7	155.2
Other current assets	288.9	279.5
Total current assets	3,925.0	3,974.8
Property and equipment, net	359.3	350.3
Goodwill	850.6	852.7
Identifiable intangible and other non-current assets	616.4	499.0
Total assets	$5,751.2	$5,676.9
Liabilities:
Current liabilities:
Current maturities of long-term debt and finance leases	$16.8	$41.1
Accounts payable	2,441.4	2,399.6
Customer deposits	137.8	118.2
Accrued expenses and other current liabilities	306.2	377.0
Total current liabilities	2,902.3	2,935.9
Long-term debt	666.5	659.9
Non-current income tax liabilities, net	202.7	194.6
Other long-term liabilities	164.1	54.9
Total liabilities	$3,935.6	$3,845.3
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 65.2 and 67.0 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	280.7	340.4
Retained earnings	1,669.7	1,606.1
Accumulated other comprehensive loss	(151.6)	(131.7)
Total World Fuel shareholders' equity	1,799.4	1,815.4
Noncontrolling interest	16.1	16.1
Total equity	1,815.6	1,831.6
Total liabilities and equity	$5,751.2	$5,676.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$9,459.4	$10,150.8	$18,138.2	$19,332.2
Cost of revenue	9,190.8	9,904.7	17,618.5	18,842.6
Gross profit	268.6	246.2	519.7	489.6
Operating expenses:
Compensation and employee benefits	113.9	110.2	224.0	224.1
General and administrative	79.5	74.9	150.1	147.2
	193.4	185.1	374.1	371.3
Income from operations	75.2	61.1	145.6	118.3
Non-operating expenses, net:
Interest expense and other financing costs, net	(20.2)	(17.9)	(39.6)	(34.2)
Other income (expense), net	2.6	(1.6)	3.0	(3.9)
	(17.6)	(19.5)	(36.6)	(38.1)
Income before income taxes	57.6	41.6	109.0	80.2
Provision for income taxes	20.0	12.4	34.0	19.7
Net income including noncontrolling interest	37.6	29.2	74.9	60.5
Net income attributable to noncontrolling interest	0.6	0.5	0.7	0.6
Net income attributable to World Fuel	$37.0	$28.7	$74.2	$59.9

Basic earnings per common share	$0.56	$0.42	$1.11	$0.89

Basic weighted average common shares	66.7	67.7	66.9	67.6

Diluted earnings per common share	$0.55	$0.42	$1.10	$0.88

Diluted weighted average common shares	67.0	68.0	67.2	67.9

Comprehensive income:
Net income including noncontrolling interest	$37.6	$29.2	$74.9	$60.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.0)	(28.6)	(5.9)	(18.3)
Cash flow hedges, net of income tax benefit of $1.1 and net of income tax expense of $3.1 for the three months ended June 30, 2019 and 2018 respectively and net of income tax benefit of $5.2 and $1.1 for the six months ended June 30, 2019 and 2018, respectively	(2.9)	6.9	(14.7)	(2.8)
Other comprehensive income (loss):	(8.9)	(21.7)	(20.6)	(21.1)
Comprehensive income including noncontrolling interest	28.7	7.5	54.3	39.3
Comprehensive income (loss) attributable to noncontrolling interest	—	(1.1)	(0.7)	(1.3)
Comprehensive income attributable to World Fuel	$28.7	$8.6	$55.0	$40.7

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive income (loss)	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Other	—	—	—	—	—	—	—	—
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8
Net income	—	—	—	37.0	—	37.0	0.6	37.6
Cash dividends declared	—	—	—	(6.6)	—	(6.6)	—	(6.6)
Amortization of share-based payment awards	—	—	3.5	—	—	3.5	—	3.5
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Other comprehensive income (loss)	—	—	—	—	(8.9)	(8.9)	—	(8.9)
Balance as of June 30, 2019	65.2	$0.7	$280.7	$1,669.7	$(151.6)	$1,799.4	$16.1	$1,815.6

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	31.2	—	31.2	0.1	31.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Issuance (cancellation) of common stock related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income	—	—	—	—	0.8	0.8	(0.3)	0.5
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of March 31, 2018	67.7	$0.7	$358.6	$1,521.6	$(125.7)	$1,755.1	$15.9	$1,771.0
Net income	—	—	$—	28.7	—	28.7	0.5	29.2
Cash dividends declared	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	0.3	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Other comprehensive income	—	—	—	—	(20.6)	(20.6)	(1.1)	(21.7)
Balance as of June 30, 2018	67.8	$0.7	$359.3	$1,546.3	$(146.3)	$1,760.0	$15.3	$1,775.3

Cash Dividends

During the six months ended June 30, 2019 , the Company's Board of Directors declared quarterly cash dividends of $0.06 and $0.10 per common share, representing $4.0 million and $6.6 million in total dividends, which were paid on April 12, 2019 and July 5, 2019, respectively. Dividend per share declared quarterly by the Company's Board of Directors during the six months ended June 30, 2018, were $0.06 per common share, representing $4.0 million and $4.1 million in total dividends, which were paid on April 6, 2018 and July 6, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interest	$74.9	$60.5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	43.1	38.4
Provision for bad debt	5.7	4.0
Share-based payment award compensation costs	7.7	6.4
Deferred income tax expense (benefit)	4.8	(1.0)
Foreign currency losses, net	2.1	(2.5)
Other	(0.3)	0.4
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $121.8 and $241.9 for the three and six months ended June 30, 2018, respectively.)	(12.5)	(499.7)
Inventories	(40.4)	(56.7)
Prepaid expenses	(7.2)	2.1
Short-term derivative assets, net	167.6	(22.0)
Other current assets	8.9	(32.2)
Cash collateral with financial counterparties	(38.0)	41.7
Other non-current assets	33.9	(32.8)
Accounts payable	70.0	301.0
Customer deposits	19.5	(12.2)
Accrued expenses and other current liabilities	(143.7)	(22.5)
Non-current income tax, net and other long-term liabilities	(60.4)	(1.4)
Total adjustments	60.8	(289.1)
Net cash provided by (used in) operating activities	135.8	(228.6)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	—	241.9
Acquisition of businesses, net of cash acquired	—	(21.0)
Capital expenditures	(37.3)	(28.9)
Other investing activities, net	3.8	7.6
Net cash (used in) provided by investing activities	(33.6)	199.5
Cash flows from financing activities:
Borrowings	3,197.6	2,875.0
Repayments of debt	(3,218.6)	(3,019.5)
Dividends paid on common stock	(8.0)	(8.1)
Repurchases of common stock	(65.4)	—
Other financing activities, net	(2.6)	(2.1)
Net cash (used in) financing activities	(97.1)	(154.7)
Effect of exchange rate changes on cash and cash equivalents	1.2	(1.1)
Net increase (decrease) in cash and cash equivalents	6.3	(184.8)
Cash and cash equivalents, as of the beginning of the period	211.7	372.3
Cash and cash equivalents, as of the end of the period	$218.1	$187.6

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $6.6 million and $4.1 million as of June 30, 2019 and 2018, respectively.

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

Our net income for the six months ending June 30, 2019 of $74.2 million, or $1.10 per diluted common share, includes a net discrete tax benefit of $3.2 million with respect to a foreign tax filing and $3.4 million of operating income ($2.3 million after-tax), which were recorded during the first quarter ending March 31, 2019, both of which should have been recognized in 2018. Excluding these misstatements, which we have determined were not material to the three months ending March 31, 2019 and the six months ending June 30, 2019 or 2018, our net income would have been $68.8 million, or $1.02 per diluted common share.

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

2. Accounts Receivable

We have receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank that allow for the sale of up to an aggregate limit of $725.0 million of our accounts receivable. For the six months ended June 30, 2019 and 2018, cash payments to the owners of accounts receivable were $4.2 billion and $4.0 billion respectively, and cash proceeds from the sale of accounts receivable were $4.2 billion and $3.9 billion, respectively. The fees and financing costs under the RPA were $13.3 million and $8.8 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and December 31, 2018, our sold accounts receivable under the RPAs was $531.4 million and $508.2 million, respectively.

3. Acquisitions

2018 Acquisitions

During the first quarter of 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition, has been included in our consolidated financial statements since its acquisition date and it did not have a material impact on our consolidated revenue and net income for the six months ended June 30, 2018.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		June 30,	December 31,	June 30,	December 31,
		2019	2018	2019	2018
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$168.5	$—	$122.5
	Identifiable intangible and other non-current assets	—	19.7	—	9.6
	Accrued expenses and other current liabilities	50.3	0.1	59.4	—
Total derivatives designated as hedging instruments		$50.5	$188.2	$59.4	$132.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$61.6	$537.6	$18.0	$429.0
	Identifiable intangible and other non-current assets	19.2	71.7	4.5	40.0
	Accrued expenses and other current liabilities	229.9	30.7	271.7	126.4
	Other long-term liabilities	31.7	12.9	41.2	40.4
		$342.5	$652.9	$335.5	$635.8

Foreign currency contracts	Short-term derivative assets, net	$—	$4.4	$—	$0.8
	Identifiable intangible and other non-current assets	0.1	0.1	—	—
	Accrued expenses and other current liabilities	2.0	0.1	3.8	0.4
		$2.1	$4.6	$3.8	$1.2
Total derivatives not designated as hedging instruments		$344.6	$657.5	$339.3	$637.0

Total derivatives		$395.0	$845.8	$398.7	$769.1

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 7.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of June 30, 2019 (in millions):

	As of June 30,
Derivative Instruments	Units	2019
Commodity contracts
Long	BBL	98.8
Short	BBL	(89.2)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(117.5)
Buy U.S. dollar, sell other currencies	USD	398.3

As of June 30, 2019, and December 31, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Inventory	$48.5	$44.7	$1.1	$(6.6)

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	June 30, 2019		June 30, 2018
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,459.4	$9,190.8	$10,150.8	$9,904.7
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	(0.9)	—	11.3
Derivatives designated as hedging instruments	—	(0.6)	—	(10.9)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from AOCI into Income	(2.5)	25.8	(20.3)	10.2
Total amount of income and expense line items excluding the impact of hedges	$9,461.9	$9,215.1	$10,171.2	$9,915.2

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Six Months Ended
	June 30, 2019		June 30, 2018
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$18,138.2	$17,618.5	$19,332.2	$18,842.6
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	15.4	—	16.7
Derivatives designated as hedging instruments	—	(14.1)	—	(16.5)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from AOCI into Income	(6.3)	17.4	(23.9)	28.4
Total amount of income and expense line items excluding the impact of hedges	$18,144.5	$17,637.2	$19,356.1	$18,871.2

For the three and six months ended June 30, 2019 and 2018, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	June 30,			June 30,
Derivative Instruments	2019	2018	Location	2019	2018
Commodity contracts	$42.8	$(25.3)	Revenue	$(2.5)	$(20.3)
Commodity contracts	(22.7)	19.5	Cost of Revenue	25.8	10.2
Foreign Currency contracts	—	2.1	Other Income (expense) net	—	—
Total (Loss) Gain	$20.1	$(3.7)	Total (Loss) Gain	$23.3	$(10.2)

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Six Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Six Months Ended
	June 30,			June 30,
Derivative Instruments	2019	2018	Location	2019	2018

Commodity contracts	$(177.7)	$(27.6)	Revenue	$(6.3)	$(23.9)
Commodity contracts	173.7	29.7	Cost of Revenue	17.4	28.4
Foreign Currency contracts	—	(0.8)	Other Income (expense) net	—	—
Total Gain	$(4.0)	$1.3	Total Gain	$11.1	$4.5

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2019	2018
Commodity contracts
	Revenue	$69.4	$(3.6)
	Cost of revenue	(57.1)	(6.8)
		$12.4	$(10.4)
Foreign currency contracts
	Revenue	$—	$1.5
	Other (expense), net	(1.3)	6.2
		$(1.3)	$7.7
Total Gain (Loss)		$11.1	$(2.7)

Amount of Realized and Unrealized Gain (Loss)		For the Six Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2019	2018
Commodity contracts
	Revenue	$144.5	$44.0
	Cost of revenue	(123.0)	(43.8)
		$21.5	$0.3
Foreign currency contracts
	Revenue	$(0.1)	$0.9
	Other (expense), net	(0.8)	3.4
		$(0.9)	$4.2
Total Gain		$20.6	$4.5

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of June 30, 2019	As of December 31, 2018
Net derivatives liability positions with credit contingent features	$3.2	$7.2
Maximum potential collateral requirements	$3.2	$7.2

At June 30, 2019 and December 31, 2018, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2018	$322.9	$529.7	$852.7
Additions	—	—	—
Foreign exchange and other adjustments	(1.2)	(0.9)	(2.1)
Balance as of June 30, 2019	$321.8	$528.8	$850.6

6. Debt, Interest Income, Expense and Other Finance Costs

Our Credit Facility consisted of a revolving loan with a borrowing capacity of $1.2 billion and a Term Loan with outstanding principal as of June 30, 2019 and December 31, 2018 of $498.0 million and $514.8 million, respectively.  On July 23, 2019, we amended our Credit Facility to, among other things, (i) increase the borrowing capacity to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) modify and extend the final maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility. Accordingly, based on the terms of the modified Credit Facility, the current maturities of long-term debt is $13.1 million as of June 30, 2019.

Our debt consisted of the following (in millions):

	As of
	June 30,	December 31,
	2019	2018
Credit Facility	$167.0	$170.0
Term Loans	498.0	514.8
Finance Leases	16.0	13.8
Other	2.3	2.3
Total debt	$683.3	$701.0
Current maturities of long-term debt and capital leases	$16.8	$41.1
Long-term debt	$666.5	$659.9

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income	$1.5	$1.3	$2.6	$1.9
Interest expense and other financing costs	(21.7)	(19.2)	(42.2)	(36.1)
	$(20.2)	$(17.9)	$(39.6)	$(34.2)

t
7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $0.7 billion and $0.7 billion as of June 30, 2019 and December 31, 2018, respectively, and our notes receivable of $27.5 million and $28.2 million as of June 30, 2019 and December 31, 2018, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of June 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$282.2	$106.2	$4.5	$393.0
Foreign currency contracts	—	2.1	—	2.1
Cash surrender value of life insurance	—	8.0	—	8.0
Total assets at fair value	$282.2	$116.4	$4.5	$403.1

Liabilities:
Commodities contracts	$302.1	$91.5	$1.2	$394.8
Foreign currency contracts	—	3.8	—	3.8
Total liabilities at fair value	$302.1	$95.4	$1.2	$398.7

	Fair Value Measurements as of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$585.6	$254.6	$0.9	$841.2
Foreign currency contracts	—	4.6	—	4.6
Cash surrender value of life insurance	—	6.3	—	6.3
Total assets at fair value	$585.6	$265.6	$0.9	$852.1

Liabilities:
Commodities contracts	$556.5	$211.2	$0.2	$767.9
Foreign currency contracts	—	1.2	—	1.2
Total liabilities at fair value	$556.5	$212.4	$0.2	$769.1

There were no transfers between Level 1 and Level 2 during the periods presented. Additionally, the fair values of our commodity contracts measured using Level 3 inputs were not material at June 30, 2019 and December 31, 2018, respectively.

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

	Fair Value as of June 30, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$393.0	$335.9	$57.0	$—	$—	$57.0
Foreign currency contracts	2.1	2.1	—	—	—	—
Total assets at fair value	$395.0	$338.0	$57.0	$—	$—	$57.0

Liabilities:
Commodities contracts	$394.8	$335.9	$58.9	$19.4	$—	$39.5
Foreign currency contracts	3.8	2.1	1.7	—	—	1.7
Total liabilities at fair value	$398.7	$338.0	$60.7	$19.4	$—	$41.3

	Fair Value as of December 31, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$841.2	$646.0	$195.1	$3.0	$—	$192.1
Foreign currency contracts	4.6	0.9	3.7	—	—	3.7
Total assets at fair value	$845.8	$647.0	$198.8	$3.0	$—	$195.8

Liabilities:
Commodities contracts	$767.9	$646.0	$121.9	$—	$—	$121.9
Foreign currency contracts	1.2	0.9	0.3	—	—	0.3
Total liabilities at fair value	$769.1	$647.0	$122.2	$—	$—	$122.2

At June 30, 2019 and December 31, 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2019, one counterparty with an exposure amount of 4.1 million represented over 10% of our total credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Income tax provision	$20.0	$12.4	$34.0	$19.7

Effective income tax rate	34.7%	29.7%	31.2%	24.6%

Our provision for income taxes for the three months ended June 30, 2019 was $20.0 million, resulting in an effective income tax rate of 34.7%. The provision includes a $3.0 million discrete tax expense relating to a change in legislation in several states, which together with other discrete tax items, resulted in a net discrete tax expense of $0.8 million for the period. Without the $0.8 million in net discrete tax expense, the effective income tax rate would have been 33.3% for the three months ended June 30, 2019.

Our provision for income taxes for the three months ended June 30, 2018 was $12.4 million resulting in an effective tax rate of 29.7%. Our provision for income taxes was adjusted for an income tax benefit of $3.9 million, net, for discrete items related to an adjustment for stock based compensation in accordance with ASU 2016-09, an adjustment pursuant to the accounting of the Act, and changes in the valuation allowance in various jurisdictions. Without the $3.9 million in discrete items, the effective income tax rate would have been 39.2% for the three months ended June 30, 2018.

Our provision for income taxes for the six months ended June 30, 2019 was $34.0 million, which included a $3.2 million discrete tax benefit recorded during the three months ended March 31, 2019 that should have been recognized in a prior period and which, together with all other discrete tax items, resulted in a net discrete tax benefit of $2.0 million, for the six months ended June 30, 2019. Without the $2.0 million net discrete tax benefit, the effective income tax rate would have been 33.1%. See Note 1 - Basis of Presentation and Significant Accounting Policies for additional information.

Our provision for income taxes for the six months ended June 30, 2018 was $19.7 million and was adjusted for an income tax benefit of $8.8 million, net, for discrete items primarily related to an adjustment pursuant to the accounting of the Act, changes in estimates in uncertain tax positions, and adjustment for stock based compensation in accordance with ASU 2016-09, and changes in the valuation allowance in various jurisdictions. Without the $8.8 million benefit in discrete items, the effective income tax rate would have been 35.6%.

Our provision for income taxes for each of the three and six months ended June 30, 2019 and 2018 was calculated based on the estimated annual effective income tax rate for the 2019 and 2018 fiscal years. The actual effective income tax rate for the 2019 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We have various income tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in South Korea for the 2011 to 2014 tax years, Denmark for the 2013 to 2015 tax years and the U.S. for the 2013 to 2016 tax years. In 2016, the South Korean branch of one of our subsidiaries received income tax assessment notices for the years 2011 to 2014 totaling $9.8 million (KRW 11.3 billion). We believe that these assessments are without merit and are currently appealing the actions. In addition, during the quarter ended March 31, 2018, one of our Danish subsidiaries received an audit inquiry from the Danish tax authority relating to transfer pricing and related issues for the tax years 2013 to 2015. We have been responding to the request and related questions and in April 2019, we received a proposed tax adjustment for the 2013 tax year which is not material. We have not yet received any proposed tax adjustments with respect to the 2014 or 2015 tax years. We believe that the proposed adjustment received for the 2013 tax year is without merit and intend to defend our positions. Finally, in 2017, we received a notice of examination from the U.S. Internal Revenue Service for the 2013 to 2016 tax years. We have responded to all requests and are awaiting further communication from the U.S. Internal Revenue Service.

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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Aviation	$340.8	$363.6	$705.2	$755.6
Land	4.1	0.8	9.0	1.9
Marine	719.5	804.1	1,428.4	1,603.6
Asia Pacific	$1,064.5	$1,168.5	$2,142.6	$2,361.1

Aviation	$1,008.8	$962.8	$1,727.9	$1,632.8
Land	569.7	635.7	1,210.2	1,315.5
Marine	736.3	832.2	1,391.1	1,469.6
EMEA	$2,314.9	$2,430.6	$4,329.2	$4,417.9

Aviation	$614.6	$477.2	$1,160.3	$967.4
Land	149.6	156.3	288.5	340.6
Marine	143.4	128.1	334.9	283.3
LATAM	$907.6	$761.6	$1,783.7	$1,591.3

Aviation	$2,828.5	$3,157.6	$5,476.5	$5,920.6
Land	1,884.6	2,142.6	3,519.0	4,100.9
Marine	347.9	358.0	682.4	637.9
North America	$5,061.0	$5,658.2	$9,677.9	$10,659.4

Other revenues (excluded from ASC 606)	$111.3	$131.9	$204.8	$302.5

	$9,459.4	$10,150.8	$18,138.2	$19,332.2

Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance. Our contract assets and liabilities balances, and the changes in these balances, were not material for the six months ended June 30, 2019.

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

In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators, private aircraft. In addition, we supply products and services to U.S. and foreign government, intergovernmental and military customers, such as the North Atlantic Treaty Organization (NATO) and the U.S. Defense Logistics Agency.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2019	2018	2019	2018
Aviation segment	$4,785.0	$4,900.7	$9,037.7	$9,193.6
Land segment	2,663.0	2,960.2	5,156.6	5,820.9
Marine segment	2,011.4	2,289.9	3,943.9	4,317.7
	$9,459.4	$10,150.8	$18,138.2	$19,332.2

Gross profit:
Aviation segment	$140.5	$127.4	$254.8	$237.3
Land segment	91.7	88.6	193.2	190.8
Marine segment	36.4	30.2	71.6	61.5
	$268.6	$246.2	$519.7	$489.6
Income from operations:
Aviation segment	$73.5	$64.2	$129.1	$112.0
Land segment	11.8	10.2	32.8	29.9
Marine segment	10.1	7.9	23.6	16.4
	95.4	82.3	185.5	158.3
Corporate overhead - unallocated	(20.2)	(21.2)	(40.0)	(40.0)
	$75.2	$61.1	$145.6	$118.3

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	June 30,	December 31,
	2019	2018
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $14.4 and $17.7 as of June 30, 2019 and December 31, 2018, respectively	$1,099.1	$992.2
Land segment, net of allowance for bad debt of $3.3 and $2.7 as of June 30, 2019 and December 31, 2018, respectively	872.2	846.1
Marine segment, net of allowance for bad debt of $20.3 and $19.0 as of June 30, 2019 and December 31, 2018, respectively	776.5	901.2
	$2,747.9	$2,739.6
Total assets:
Aviation segment	$2,400.6	$2,261.0
Land segment	2,123.6	2,178.1
Marine segment	1,014.3	1,124.2
Corporate	212.7	113.6
	$5,751.2	$5,676.9

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

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to World Fuel	$37.0	$28.7	$74.2	$59.9
Denominator:
Weighted average common shares for basic earnings per common share	66.7	67.7	66.9	67.6
Effect of dilutive securities	0.3	0.3	0.3	0.4
Weighted average common shares for diluted earnings per common share	67.0	68.0	67.2	67.9

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.5	1.2	2.3	1.4

Basic earnings per common share	$0.56	$0.42	$1.11	$0.89

Diluted earnings per common share	$0.55	$0.42	$1.10	$0.88

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
During the quarter ended December 31, 2016, the South Korean branch of one of our subsidiaries received assessments of approximately $10.3 million (KRW 11.9 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.4 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The total amount of approximately $14.1 million (BRL 54.1 million) primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2019, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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
For the six months ended June 30, 2019, we incurred $3.7 million in restructuring charges, comprised principally of employee-related costs and included in compensation and employee benefits in our consolidated statements of income and comprehensive income. Our accrued restructuring charges as of June 30, 2019, are included in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the six months ended June 30, 2019 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2018	$1.4	$12.6	$2.6	$4.0	$20.7
Restructuring-related costs	0.4	1.0	1.0	1.2	3.7
Paid during the period	(1.5)	(6.4)	(1.9)	(4.7)	(14.5)
Restructuring charges as of June 30, 2019	$0.4	$7.2	$1.7	$0.5	$9.8

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

For the quarter ended June 30, 2019, we recognized the following related to our lease arrangements (in millions):

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$1.1	$2.4
Interest on lease liabilities	0.2	0.4
Operating lease cost	13.4	26.5
Short-term lease cost	5.0	9.5
Variable lease cost	(1.3)	2.3
Sublease income	(2.5)	(5.0)
Total lease cost	$15.9	$36.1

As of June 30, 2019, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$25.5	$2.1
2020	40.5	4.1
2021	32.2	3.2
2022	25.6	2.8
2023	20.7	2.2
Thereafter	61.0	3.2
Total remaining lease payments (undiscounted)	205.5	17.6
Less: imputed interest	36.8	1.6
Present value of lease liabilities	$168.7	$16.0

As of December 31, 2018, our future minimum lease payments under noncancelable operating leases were as follows (in millions):

Year Ended December 31,
2019	$50.7
2020	37.1
2021	30.7
2022	23.7
2023	17.8
Thereafter	48.5
$208.6

Supplemental balance sheet information related to leases (in millions):

	Classification	As of June 30, 2019
Assets
Operating Lease Assets	Identifiable intangible and other non-current assets	$161.9
Finance Lease Assets	Property and equipment, net	15.5

Liabilities
Operating Lease Liability - Current	Accrued expenses and other current liabilities	33.4
Operating Lease Liability - Long Term	Other long-term liabilities	135.3
Finance Lease Liability - Current	Current maturities of long-term debt and capital leases	3.7
Finance Lease Liability - Long Term	Long-term debt	12.3

Other information related to leases as of June 30, 2019:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.4	5.5
Weighted-average discount rate	6.0%	2.7%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$—	$0.3
Operating cash flows from operating leases	26.5	—
Financing cash flows from finance leases	—	1.8
Right of use assets obtained in exchange for new operating lease liability (noncash in millions)	15.8	—
Right of use assets obtained in exchange for new financing lease liability (noncash in millions)	—	4.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward-Looking Statements

This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements about (i) our expectations regarding the future strategic goals for our business; (ii) our expectations regarding the conditions in the aviation, land, and marine markets, including volume and fuel prices, and the impact on our business, (ii) our expectations about the financial impact of portfolio rationalization and our ability to redeploy such capital into activities with sustainable revenue and expected returns, (iii) our expectations regarding government-related activity, including the North Atlantic Treaty Organization (NATO), and the related profit contribution, (iv) our beliefs regarding our competitive advantages and our ability to capitalize on these to drive growth, (v) estimates regarding the short and long-term savings and synergies from our cost-savings initiatives, (vi) our expectations regarding our working capital, liquidity, capital expenditure requirements and other strategic investments, (vii) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (viii) our expectations regarding the financial and operational impact of our investments in automation and technology, (ix) our expectations regarding the financial impact of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (x) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
The overall aviation market remains strong, benefiting from continued growth in global passenger demand, and airline profitability remains healthy. Our aviation segment has benefited from our increased logistics capability and we have expanded our aviation fueling operations footprint into additional international territories and airport locations. Our aviation segment has also benefited from continued strong demand from government customers, principally NATO in Afghanistan. Sales to government customers account for a material portion of our aviation segment's profitability and while we expect our government-related activity to remain strong through the balance of 2019, global events and military-related activities, as well as the level of troop deployments and related activity, can cause our sales to government customers to vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities in the U.S. and the U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and reduce certain supply and trading activities which were not generating a sufficient or predictable economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. are impacted by winter weather conditions and accordingly, unseasonably warm winter weather has adversely impacted our results, including the first half of 2019. Meanwhile, our land segment has continued to benefit from strong sales to government customers, including NATO in Afghanistan, and we expect such activity to remain generally consistent throughout the balance of 2019. We continue to focus on supplying more sustainable end-user demand to provide greater leverage and ratability in our operating model, as well as driving operational excellence and improving our technology platform to reduce transaction processing costs.

Our marine segment results have been strong in recent periods despite the weak overall conditions within the global shipping and offshore exploration markets. We believe overall volumes in our marine segment have stabilized and higher average fuel prices, combined with the effects of our cost savings initiatives, have improved profitability. The implementation of mandatory fuel standards, such as the International Maritime Organization's regulations limiting sulfur in fuel oil used on ships that will be effective on January 1, 2020 ("IMO 2020"), may provide additional opportunities for us to create value-added solutions for our customers and further enhance profitability.

As a result of the challenges in the markets where we operate, we continue to rationalize our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We are investing in automation and technology throughout our businesses, which we expect will ultimately enhance our value proposition while lowering our cost, reducing cycle time and improving scalability. Furthermore, we continue to implement our enterprise-wide restructuring plan, designed to streamline the organization and reallocate resources to align more effectively our organizational structure and costs with our ultimate strategy to improve operating efficiencies. The restructuring program involves rationalizing non-core businesses and investments, refining our organizational structure, and advancing business prospects in the markets we serve, as well as exiting certain business activities and reinventing our core businesses to improve scalability. We expect this portfolio rationalization will free up additional capital to invest in activities with sustainable revenue and adequate returns while we continue to manage our working capital and inventory in a volatile fuel price environment.

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
In our aviation segment, we primarily purchase and resell fuel and other products, as well as provide aviation fueling and other related services. Profit from our aviation segment is primarily determined by the volume and the gross profit achieved on fuel sales and related services. In our marine and land segments, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine and land segments is determined largely by the volume and gross profit achieved on fuel resales and by the volume and commission rate of the brokering business. Profitability in all of our segments also depends on our operating expenses, which can be materially affected to the extent that we are required to provide for potential bad debt.
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

Results of Operations
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue. Our revenue for the second quarter of 2019 was $9.5 billion, a decrease of $0.7 billion, or 6.8%, as compared to the second quarter of 2018. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2019	2018	$ Change
Aviation segment	$4,785.0	$4,900.7	$(115.6)
Land segment	2,663.0	2,960.2	(297.3)
Marine segment	2,011.4	2,289.9	(278.6)
	$9,459.4	$10,150.8	$(691.4)

Revenues in our aviation segment were $4.8 billion for the second quarter of 2019, a decrease of $115.6 million, or 2.4% as compared to the second quarter of 2018. Lower average jet fuel prices drove the decrease in aviation revenue in the second quarter of 2019, where the average price per gallon sold was $2.10, as compared to $2.25 in the second quarter of 2018. The decrease in average price per gallon was partly offset by higher volume sold during the period. Total aviation volumes for the second quarter of 2019 were 2.1 billion gallons, an increase of 2.6%, as compared to the comparable prior year period. The increased volumes were primarily attributable to growth in our international fueling operations in Europe and Mexico.

Revenues in our land segment were $2.7 billion for the second quarter of 2019, a decrease of $297.3 million, or 10.0%, as compared to the second quarter of 2018. The decrease in revenue was influenced by lower average fuel prices in the second quarter of 2019, as compared to the second quarter of 2018, where the average price per gallon sold was $1.99, as compared to $2.07 in 2018. Volumes in our land segment also experienced a 7.2% decrease to 1.3 billion gallons for the second quarter of 2019. The land volume decrease was driven principally by our decision to reposition the portfolio and exit certain non-core supply and trading activities in North America, which were not generating a sufficient economic return.

Revenues in our marine segment were $2.0 billion for the second quarter of 2019, a decrease of $278.6 million, or 12.2%, as compared to the second quarter of 2018. Volumes in our marine segment declined 13.2% to 5.1 million metric tons in the second quarter of 2019, as compared to 2018, driven principally by our decision to discontinue certain low margin, low return activities in Asia. The decrease in revenues resulting from lower volumes was partly offset by higher average bunker fuel prices, where we experienced a 1.2% increase in the average price per metric ton sold, to $393.6 in the second quarter of 2019 as compared to $388.9 in 2018.

Gross Profit. Our gross profit for the second quarter of 2019 was $268.6 million, an increase of $22.4 million, or 9.1%, as compared to the second quarter of 2018.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2019	2018	$ Change
Aviation segment	$140.5	$127.4	$13.1
Land segment	91.7	88.6	3.1
Marine segment	36.4	30.2	6.2
	$268.6	$246.2	$22.4

Our aviation segment gross profit for the second quarter of 2019 was $140.5 million, an increase of $13.1 million, or 10.3%, as compared to the second quarter of 2018. The increase in aviation gross profit was primarily due to continued profitability in our government-related operations as well as growth in our core commercial and international fueling operations, partially offset by the negative impact of declining market prices through the second quarter of 2019.

Our land segment gross profit for the second quarter of 2019 was $91.7 million, an increase of $3.1 million, or 3.5%, as compared to the second quarter of 2018. The increase in land segment gross profit was primarily attributable to higher profitability in our government-related operations, the Kinect gas and power business, and our MultiService payment solutions business. These increases were partially offset by a decline in North America supply and trading activities as well as weather-related weakness in our UK heating oil business.

Our marine segment gross profit for the second quarter of 2019 was $36.4 million, an increase of $6.2 million, or 20.4%, as compared to the second quarter of 2018. The gross profit increase was principally driven by higher profitability in our core resale business.

Operating Expenses. Total operating expenses for the second quarter of 2019 were $193.4 million, an increase of $8.3 million, or 4.5%, as compared to the second quarter of 2018. The increase in operating expenses was primarily due to changes in employee incentive compensation as well as higher general and administrative expenses. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	June 30,
	2019	2018	$ Change
Compensation and employee benefits	$113.9	$110.2	$3.7
General and administrative	79.5	74.9	4.6
	$193.4	$185.1	$8.3

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	June 30,
	2019	2018	$ Change
Aviation segment	$73.5	$64.2	$9.3
Land segment	11.8	10.2	1.6
Marine segment	10.1	7.9	2.2
	95.4	82.3	13.1
Corporate overhead - unallocated	(20.2)	(21.2)	1.0
	$75.2	$61.1	$14.1

Our income from operations for the second quarter of 2019 was $75.2 million, an increase of $14.1 million, or 23.1%, as compared to the second quarter of 2018. The improvements in operating profitability reported for the first quarter of 2019 continued into the second quarter across all three reporting segments. Within our aviation segment, the increase was primarily due to higher profitability in our government-related operations and growth in our core commercial and international fueling operations, partially offset by increases in third party card processing fees. Within our marine segment, we experienced higher operating income as a result of improved profitability in our core resale business. Improved profitability in our land segment was driven primarily by our government-related operations, the Kinect gas and power business, and growth in our MultiService payment solutions business. These increases in profitability were partially offset by lower earnings contribution from our North America supply and trading activities as well as our UK heating oil business, together with an increase in employee incentive compensation and general and administrative expenses.

Corporate overhead costs not charged to the business segments for the second quarter of 2019 were $20.2 million, a decrease of $1.0 million, or 4.8%, as compared to the second quarter of 2018, primarily attributable to decreases in professional services fee expenses.

Non-Operating Expenses, net. For the second quarter of 2019, we had non-operating expenses of $17.6 million, a decrease of $1.9 million as compared to the second quarter of 2018, driven principally by gains on disposal of certain non-core assets and foreign currency transactions. These gains were partly offset by an increase in interest and fees associated with our receivable purchase programs.

Income Taxes. For the second quarter of 2019, our effective income tax rate was 34.7% and our income tax provision was $20.0 million, as compared to an effective income tax rate of 29.7% and an income tax provision of $12.4 million for the second quarter of 2018. The higher effective income tax rate for the second quarter of 2019 was primarily related to differences in discrete items year over year.

Net Income Attributable to Noncontrolling Interest. For the second quarter of 2019, net income attributable to noncontrolling interest was $0.6 million, an increase of 22.2%, as compared to the second quarter of 2018.

Net Income and Diluted Earnings per Common Share. For the second quarter of 2019, we had a net income of $37.0 million and diluted earnings per common share of $0.55 as compared to net income of $28.7 million and diluted earnings per common share of $0.42 for the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue. Our revenue for the first six months of 2019 was $18.1 billion, a decrease of $1.2 billion, or 6.2%, as compared to the first six months of 2018. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2019	2018	$ Change
Aviation segment	$9,037.7	$9,193.6	$(155.8)
Land segment	5,156.6	5,820.9	(664.3)
Marine segment	3,943.9	4,317.7	(373.8)
	$18,138.2	$19,332.2	$(1,194.0)

Revenues in our aviation segment were $9.0 billion for the first six months of 2019, a decrease of $0.2 billion, or 1.7%, as compared to the first six months of 2018. The overall decrease in revenue was primarily driven by lower average jet fuel prices per gallon sold in the first six months of 2019, where the average price per gallon sold was $2.08, as compared to $2.17 in the first six months of 2018. The decrease in average price per gallon was partially offset by higher volume sold during the period. Total volumes for the first six months of 2019 were 4.1 billion gallons, an increase of 1.4%, as compared to the comparable prior year period. The increased volumes were primarily attributable to growth in our international fueling operations in Europe and Mexico.

Revenues in our land segment were $5.2 billion for the first six months of 2019, a decrease of $0.7 billion, or 11.4%, as compared to the first six months of 2018. The overall decrease in revenue was influenced by lower average fuel price per gallon sold in the first six months of 2019, as compared to the first six months of 2018. Volumes in our land segment fell by 7.5%, to 2.7 billion gallons, for the first six months of 2018, as compared to the first six months of 2018. The land volume decrease was driven principally by our decision to reposition the portfolio and exit certain non-core supply and trading activities in North America, which were not generating a sufficient economic return.

Revenues in our marine segment were $3.9 billion for the first six months of 2019, a decrease of $0.4 billion, or 8.7%, as compared to the first six months of 2018. Volumes in our marine segment were 10.3 million metric tons, a decrease of 11.6%, for the first six months of 2019 as compared to the 2018 period, driven principally by our decision to discontinue certain low margin, low return activities in Asia. The decrease in revenues resulting from lower volumes was partly offset by higher average bunker fuel prices, as we experienced a 3.3% increase in the average price per metric ton sold, to $382.6 in the first six months of 2019 as compared to $370.2 in 2018.

Gross Profit. Our gross profit for the first six months of 2019 was $519.7 million, an increase of $30.1 million, or 6.1%, as compared to the first six months of 2018.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2019	2018	$ Change
Aviation segment	$254.8	$237.3	$17.5
Land segment	193.2	190.8	2.5
Marine segment	71.6	61.5	10.1
	$519.7	$489.6	$30.1

Our aviation segment gross profit for the first six months of 2019 was $254.8 million, an increase of $17.5 million, or 7.4%, as compared to the first six months of 2018. The increase in aviation gross profit was primarily due to continued profitability from our government-related operations as well as growth in our core commercial and international fueling operations, partially offset by the negative impact of declining market prices through the first six months of 2019 as compared to 2018.

Our land segment gross profit for the first six months of 2019 was $193.2 million, an increase of $2.5 million, or 1.3%, as compared to the first six months of 2018. The increase in land segment gross profit is primarily attributable to higher profitability in our government-related operations, the Kinect gas and power business, and our MultiService payment solutions business. These increases were partially offset by weather-related weakness in our UK heating oil business.

Our marine segment gross profit for the first six months of 2019 was $71.6 million, an increase of $10.1 million, or 16.5%, as compared to the first six months of 2018. The gross profit increase was principally driven by higher profitability within our core resale business.

Operating Expenses. Total operating expenses for the first six months of 2019 were $374.1 million, an increase of $2.8 million, or 0.8%, as compared to 2018. The total increase in operating expenses was primarily attributable to an increase in general and administrative expenses. The following table sets forth our expense categories (in millions):

	For the Six Months Ended
	June 30,
	2019	2018	$ Change
Compensation and employee benefits	$224.0	$224.1	$—
General and administrative	150.1	147.2	2.9
	$374.1	$371.3	$2.8

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2019	2018	$ Change
Aviation segment	$129.1	$112.0	$17.1
Land segment	32.8	29.9	3.0
Marine Segment	23.6	16.4	7.2
	185.5	158.3	27.3
Corporate overhead - unallocated	(40.0)	(40.0)	—
	$145.6	$118.3	$27.3

Our income from operations for the first six months of 2019 was $145.6 million, an increase of $27.3 million, or 23.0%, as compared to the first six months of 2018, and includes $3.4 million of operating income, which was recorded during the quarter ending March 31, 2019, to correct an item that should have been recognized in 2018. The improved operating income was primarily the result of higher profitability across all three reporting segments. Our aviation segment benefited from higher profitability in our government-related operations, core commercial and international fueling operations. Our marine segment experienced higher profitability from the core resale business. In our land segment, improved profitability was driven primarily by government-related operations, the Kinect gas and power business, and our MultiService payment solutions business. The increases in profitability were partially offset by higher general and administrative expenses.

Corporate overhead costs not charged to the business segments for the first six months of 2019 were $40.0 million, which was flat as compared to the first six months of 2018.

Non-Operating Expenses, net. For the first six months of 2019 we had non-operating expenses, net of $36.6 million, a decrease of $1.5 million as compared to the first six months of 2018 driven principally by gains on disposal of certain non-core assets and foreign currency transactions. These gains were partly offset by an increase in interest and fees associated with our receivable purchase programs.

Income Taxes.  For the first six months of 2019, our effective income tax rate was 31.2% and our income tax provision was $34.0 million, as compared to an effective income tax rate of 24.6% and an income tax provision of $19.7 million for the first six months of 2018. The higher effective income tax rate for the first six months of 2019 was impacted by changes in the valuation allowance in various jurisdictions and our mix of income being generated in tax jurisdictions with varying income tax rates. See Note 8 - Income Taxes for additional information.

Net Income Attributable to Noncontrolling Interest.  For the first six months of 2019, net income attributable to noncontrolling interest was $0.7 million, an increase of 20.9%, as compared to the first six months of 2018.

Net Income and Diluted Earnings per Common Share.  For the first six months of 2019, we had a net income of $74.2 million and diluted earnings per common share of $1.10 as compared to net income of $59.9 million and diluted earnings per common share of $0.88 for the first six months of 2018.

Our net income for the first six months of 2019 includes a net discrete tax benefit of $3.2 million with respect to a foreign tax filing and $3.4 million of operating income ($2.3 million after-tax), both of which should have been recognized in 2018. Excluding these misstatements, which were recorded during the first quarter ending March 31, 2019, which we have determined were not material to the three months ending March 31, 2019 and the six months ending June 30, 2019 or 2018, our net income would have been $68.8 million, or $1.02 per diluted share.

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
Cash and liquidity are significant priorities for us and our primary use of cash and liquidity is to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, higher fuel prices may reduce the amount of fuel we can purchase on an unsecured basis, and in certain cases, we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, in that they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease, and we may not be able to replace lost volumes with new or existing customers.

We believe that our cash and cash equivalents as of June 30, 2019 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and to the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2019 and 2018 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Six Months Ended
	June 30,
	2019	2018
Net cash provided by (used in) operating activities	$135.8	$(228.6)
Net cash (used in) provided by investing activities	(33.6)	199.5
Net cash (used in) financing activities	(97.1)	(154.7)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $241.9 million for the six months ended June 30, 2018.

At the beginning of 2018, accounting standards update 2016-15 (“ASU 2016-15”) became effective for us and provided revised guidance on the presentation of certain items, including those associated with retained beneficial interests in accounts receivable sale programs. Under the terms of our receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank, we were entitled to retained beneficial interests, which gave us the right to receive additional cash consideration of either 10% or 6%, as a result of receiving cash consideration equal to either 90% or 94%, respectively of the total accounts receivables balance. Under the revised guidance, previously disclosed cash inflows attributable to held beneficial interests were no longer treated as a component of accounts receivables, net in operating activities, but instead were classified separately as an investing activity. During the quarter ended September 30, 2018, however, we amended the RPAs with Wells Fargo and Citibank to remove the retained beneficial interests, allowing us to sell 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%.

Operating Activities. For the first six months of 2019, net cash provided by operating activities was $135.8 million as compared to net cash used in operating activities of $228.6 million for the first six months of 2018.  The $364.3 million change in operating cash flows was principally due to year-over-year changes in accounts receivables, accounts payable and derivatives. The $487.2 million increase in cash provided by changes in accounts receivable was offset by a $230.9 million increases in cash used in accounts payable which were primarily associated with the timing of collections and payments. Cash flows provided by derivative contracts, net of cash collateral with financial counterparties, increased by $110.0 million as compared to the first six months of 2018, primarily as a result of the expiration and realization of favorable positions during the period.

Investing Activities. For the first six months of 2019, net cash used in investing activities was $33.6 million as compared to net cash provided by investing activities of $199.5 million for the first six months of 2018. The $233.1 million change in investing activities cash flows was principally due to decreased cash receipts of retained beneficial interests in accounts receivable sales, resulting from the amendment of our RPA arrangement with Wells Fargo and Citibank.

Financing Activities. For the first six months of 2019, net cash used in financing activities was $97.1 million as compared to net cash used in financing activities of $154.7 million for the first six months of 2018. The $57.6 million change was principally due to a $123.5 million increase in net borrowing of debt under our credit facility in the first six months of 2019 as compared to the first six months of 2018, partly offset by a $65.4 million increase in cash used for the repurchase of common stock.

Other Liquidity Measures

Cash and Cash Equivalents. As of June 30, 2019 and December 31, 2018, we had cash and cash equivalents of $218.1 million and $211.7 million, respectively.
Credit Facility and Term Loans. Our Credit Facility, as amended through June 30, 2019, consisted of a revolving loan under which up to $1.2 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. In addition, as of June 30, 2019 and December 31, 2018, we had $498.0 million and $514.8 million in Term Loans outstanding, respectively. In July 2019, we amended our Credit Facility to, among other things, (i) increase the borrowing capacity to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) extend the maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility.
As of June 30, 2019 and December 31, 2018, we had outstanding borrowings under our Credit Facility totaling $167.0 million and $170.0 million, respectively. Our issued letters of credit under the Credit Facility totaled $3.8 million and $4.1 million as of June 30, 2019 and December 31, 2018, respectively. As of June 30, 2019 and December 31, 2018, the unused portion of our Credit Facility was $989.2 million and $985.9 million. The unused portion of our revolving Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2019, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2019 and December 31, 2018, our outstanding letters of credit and bank guarantees under these credit lines totaled $425.4 million and $303.6 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $725.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $531.4 million and $508.2 million, as of June 30, 2019 and December 31, 2018, respectively.

Short-Term Debt. As of June 30, 2019, our short-term debt of $16.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and capital lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2018 to June 30, 2019.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2018 10-K Report.

Contractual Obligations

Derivative Obligations. As of June 30, 2019, our net derivative obligations were $43.1 million, principally due within one year.

Purchase Commitment Obligations. As of June 30, 2019, fixed purchase commitments under our derivative programs amounted to $58.9 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2019, we had issued letters of credit and bank guarantees totaling $429.2 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of June 30, 2019, see Notes to the Consolidated Financial Statements – Note 4. Derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended June 30, 2019.

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

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2019 (in thousands, except average price per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2019 - 4/30/2019	—	$29.68	—	$79,986
5/1/2019 - 5/31/2019	960	30.17	919	152,241
6/1/2019 - 6/30/2019	1,153	32.65	1,153	114,580
Total	2,114	$31.52	2,072	$114,580
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors ("Board") approved a common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). In May 2019, our Board approved a $100 million increase to the Repurchase Program, increasing the available authorization remaining under the Repurchase Program to approximately $150 million. The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of June 30, 2019, approximately $114.6 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2019	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer