Form 10-Q
period 2019-09-30
WORLD FUEL SERVICES CORP
filed 2019-10-31
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had a total of 65,392,289 shares of common stock, par value $0.01 per share, issued and outstanding as of October 25, 2019.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$218.5	$211.7
Accounts receivable, net	2,688.8	2,739.6
Inventories	582.1	523.1
Prepaid expenses	68.4	65.7
Short-term derivative assets, net	67.6	155.2
Other current assets	344.0	279.5
Total current assets	3,969.5	3,974.8
Property and equipment, net	366.5	350.3
Goodwill	846.9	852.7
Identifiable intangible and other non-current assets	614.6	499.0
Total assets	$5,797.5	$5,676.9
Liabilities:
Current liabilities:
Current maturities of long-term debt and finance leases	$16.4	$41.1
Accounts payable	2,386.9	2,399.6
Customer deposits	113.2	118.2
Accrued expenses and other current liabilities	394.1	377.0
Total current liabilities	2,910.5	2,935.9
Long-term debt	671.0	659.9
Non-current income tax liabilities, net	205.4	194.6
Other long-term liabilities	152.0	54.9
Total liabilities	$3,938.9	$3,845.3
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 65.2 and 67.0 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	284.5	340.4
Retained earnings	1,711.4	1,606.1
Accumulated other comprehensive loss	(154.3)	(131.7)
Total World Fuel shareholders' equity	1,842.1	1,815.4
Noncontrolling interest	16.5	16.1
Total equity	1,858.6	1,831.6
Total liabilities and equity	$5,797.5	$5,676.9

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$9,322.7	$10,429.5	$27,460.9	$29,761.7
Cost of revenue	9,017.0	10,162.8	26,635.6	29,005.4
Gross profit	305.7	266.7	825.3	756.3
Operating expenses:
Compensation and employee benefits	129.2	117.9	353.3	342.0
General and administrative	82.8	70.6	232.9	217.8
	212.0	188.5	586.2	559.8
Income from operations	93.6	78.2	239.2	196.4
Non-operating expenses, net:
Interest expense and other financing costs, net	(19.5)	(18.3)	(59.1)	(52.5)
Other income (expense), net	(3.3)	1.9	(0.3)	(2.0)
	(22.8)	(16.4)	(59.4)	(54.5)
Income before income taxes	70.9	61.8	179.8	142.0
Provision for income taxes	21.5	23.0	55.5	42.7
Net income including noncontrolling interest	49.4	38.7	124.3	99.2
Net income attributable to noncontrolling interest	1.2	0.6	1.9	1.1
Net income attributable to World Fuel	$48.2	$38.2	$122.4	$98.1

Basic earnings per common share	$0.74	$0.57	$1.84	$1.45

Basic weighted average common shares	65.3	67.5	66.4	67.5

Diluted earnings per common share	$0.73	$0.56	$1.84	$1.45

Diluted weighted average common shares	65.7	67.7	66.7	67.8

Comprehensive income:
Net income including noncontrolling interest	$49.4	$38.7	$124.3	$99.2
Other comprehensive loss:
Foreign currency translation adjustments	(11.5)	(4.7)	(17.4)	(23.0)
Cash flow hedges, net of income tax expense of $2.8 and income tax benefit of $3.5 for the three months ended September 30, 2019 and 2018 respectively and net of income tax benefit of $2.4 and $5.2 for the nine months ended September 30, 2019 and 2018, respectively	7.9	(5.6)	(6.8)	(8.4)
Other comprehensive loss:	(3.6)	(10.3)	(24.2)	(31.4)
Comprehensive income including noncontrolling interest	45.8	28.5	100.1	67.8
Comprehensive income (loss) attributable to noncontrolling interest	(0.8)	0.1	(1.5)	(1.2)
Comprehensive income attributable to World Fuel	$46.6	$28.4	$101.6	$69.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive loss	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8
Net income	—	—	—	37.0	—	37.0	0.6	37.6
Cash dividends declared	—	—	—	(6.6)	—	(6.6)	—	(6.6)
Amortization of share-based payment awards	—	—	3.5	—	—	3.5	—	3.5
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Other comprehensive loss	—	—	—	—	(8.9)	(8.9)	—	(8.9)
Balance as of June 30, 2019	65.2	$0.7	$280.7	$1,669.7	$(151.6)	$1,799.4	$16.1	$1,815.6
Net income	—	—	—	48.2	—	48.2	1.2	49.4
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	3.9	—	—	3.9	—	3.9
Issuance (cancellation) of common stock related to share-based payment awards	—	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(2.8)	(2.8)	(0.8)	(3.6)
Balance as of September 30, 2019	65.2	$0.7	$284.5	$1,711.4	$(154.3)	$1,842.1	$16.5	$1,858.6

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	31.2	—	31.2	0.1	31.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.2	—	—	4.2	—	4.2
Issuance (cancellation) of common stock related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive (loss) income	—	—	—	—	0.8	0.8	(0.3)	0.5
Reclassification of certain tax effects from U.S. Tax Reform	—	—	—	1.6	—	1.6	—	1.6
Balance as of March 31, 2018	67.7	$0.7	$358.6	$1,521.6	$(125.7)	$1,755.1	$15.9	$1,771.0
Net income	—	—	$—	28.7	—	28.7	0.5	29.2
Cash dividends declared	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	0.3	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Purchases of common stock	—	—	—			—		—
Other comprehensive loss	—	—	—	—	(20.6)	(20.6)	(1.1)	(21.7)
Balance as of June 30, 2018	67.8	$0.7	$359.3	$1,546.3	$(146.3)	$1,760.0	$15.3	$1,775.3
Net income	—	—	—	38.2	—	38.2	0.6	38.7
Cash dividends declared	—	—	—	(4.1)	—	(4.1)	—	(4.1)
Amortization of share-based payment awards	—	—	1.5	—	—	1.5	—	1.5
Issuance (cancellation) of common stock related to share-based payment awards	—	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	(0.7)	—	(20.0)	—	—	(20.0)	—	(20.0)
Other comprehensive (loss) income	—	—	—	—	(10.4)	(10.4)	0.1	(10.3)
Balance as of September 30, 2018	67.0	0.7	340.8	1,580.4	(156.7)	1,765.2	16.0	1,781.2

Cash Dividends

During the nine months ended September 30, 2019, the Company's Board of Directors declared quarterly cash dividends of $0.06, $0.10 and $0.10 per common share, representing $4.0 million, $6.6 million and $6.5 million in total dividends, which were paid on April 12, 2019, July 5, 2019, and October 11, 2019 respectively. The Company's Board of Directors declared quarterly dividends of $0.06 per common share for each of the first three quarters of 2018, representing $4.0 million , $4.1 million and $4.1 million in total dividends, which were paid on April 6, 2018 , July 6, 2018 and October 12, 2018, respectively.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income including noncontrolling interest	$124.3	$99.2
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	64.2	59.0
Provision for bad debt	19.6	7.6
Share-based payment award compensation costs	12.4	8.0
Deferred income tax expense (benefit)	1.4	(1.8)
Foreign currency losses, net	(0.5)	4.9
Other	0.3	(0.8)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $115.6 and $357.5 for the three and nine months ended September 30, 2018, respectively.)	21.1	(775.5)
Inventories	(53.4)	(177.1)
Prepaid expenses	(7.2)	(17.2)
Short-term derivative assets, net	127.2	(35.7)
Other current assets	(58.4)	(36.9)
Cash collateral with financial counterparties	(3.1)	40.0
Other non-current assets	28.1	(39.3)
Accounts payable	36.6	554.0
Customer deposits	(3.8)	(1.1)
Accrued expenses and other current liabilities	(59.7)	(6.4)
Non-current income tax, net and other long-term liabilities	(80.2)	3.2
Total adjustments	44.4	(415.2)
Net cash provided by (used in) operating activities	168.7	(316.0)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	—	357.5
Acquisition of businesses, net of cash acquired	—	(21.0)
Capital expenditures	(59.5)	(44.7)
Other investing activities, net	4.5	7.3
Net cash (used in) provided by investing activities	(55.1)	299.0
Cash flows from financing activities:
Borrowings	4,452.4	4,663.5
Repayments of debt	(4,468.4)	(4,841.2)
Dividends paid on common stock	(14.6)	(12.1)
Repurchases of common stock	(65.4)	(20.0)
Other financing activities, net	(7.1)	(2.2)
Net cash (used in) financing activities	(103.1)	(212.0)
Effect of exchange rate changes on cash and cash equivalents	(3.7)	(1.3)
Net increase (decrease) in cash and cash equivalents	6.7	(230.3)
Cash and cash equivalents, as of the beginning of the period	211.7	372.3
Cash and cash equivalents, as of the end of the period	$218.5	$142.1

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $6.5 million and $4.1 million as of September 30, 2019 and 2018, respectively.

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

Our net income for the nine months ending September 30, 2019 of $122.4 million, or $1.84 per diluted common share, includes net discrete tax benefits of $6.6 million ($3.17 million recorded in March 2019 and 3.48 million recorded in September 2019) with respect to foreign tax filings and $3.4 million of operating income ($2.3 million after-tax) recorded in March 2019. All of these amounts should have been recognized in prior periods. Excluding these misstatements, which we have determined were not material to the three months ending March 31, 2019, three and nine months ending September 30, 2019 and 2018, our net income would have been $113.5 million, or $1.70 per diluted common share for the nine months ending September 30, 2019.

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

As of the date of implementation on January 1, 2019, the impact of the adoption of the new lease standard resulted in the recognition of the right of use assets of $167.3 million and lease liability of $173.6 million on the Company’s consolidated balance sheet. The difference between the right of use assets and lease liabilities is primarily the result of accrued lease payments and cumulative lease prepayments, as well as the remaining balance of lease incentives received. Subsequent to adoption, the Company does not anticipate the impact on its results of operations and cash flows to be material.

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

2. Accounts Receivable

We have receivables purchase agreements (“RPAs”) with Wells Fargo and Citibank that allow for the sale of up to an aggregate limit of $725.0 million of our accounts receivable. For the nine months ended September 30, 2019 and 2018, cash payments to the owners of accounts receivable were $6.3 billion and $6.1 billion respectively, and cash proceeds from the sale of accounts receivable were $6.3 billion and $6.0 billion, respectively. The fees and financing costs under the RPAs were $20.4 million and $14.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and December 31, 2018, our sold accounts receivable under the RPAs were $453.8 million and $508.2 million, respectively.

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		September 30,	December 31,	September 30,	December 31,
		2019	2018	2019	2018
Derivative Instruments	Consolidated Balance Sheet location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$168.5	$—	$122.5
	Identifiable intangible and other non-current assets	—	19.7	—	9.6
	Accrued expenses and other current liabilities	23.6	0.1	15.6	—
Total derivatives designated as hedging instruments		$23.6	$188.2	$15.6	$132.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$72.7	$537.6	$12.9	$429.0
	Identifiable intangible and other non-current assets	24.5	71.7	5.3	40.0
	Accrued expenses and other current liabilities	317.3	30.7	363.7	126.4
	Other long-term liabilities	23.3	12.9	36.3	40.4
		$437.9	$652.9	$418.3	$635.8

Foreign currency contracts	Short-term derivative assets, net	$11.2	$4.4	$1.8	$0.8
	Identifiable intangible and other non-current assets	0.1	0.1	—	—
	Accrued expenses and other current liabilities	0.1	0.1	1.1	0.4
		$11.4	$4.6	$2.9	$1.2
Total derivatives not designated as hedging instruments		$449.3	$657.5	$421.1	$637.0

Total derivatives		$472.8	$845.8	$436.8	$769.1

For information regarding our derivative instruments measured at fair value after netting and collateral see Note 7.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of September 30, 2019 (in millions):

	As of September 30,
Derivative Instruments	Units	2019
Commodity contracts
Long	BBL	88.8
Short	BBL	(77.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(106.3)
Buy U.S. dollar, sell other currencies	USD	378.2

As of September 30, 2019, and December 31, 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Inventory	$40.8	$44.7	$0.1	$(6.6)

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	September 30, 2019		September 30, 2018
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,322.7	$9,017.0	$10,429.5	$10,162.8
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	(0.5)	—	8.7
Derivatives designated as hedging instruments	—	1.3	—	(7.1)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from AOCI into Income	(0.2)	13.7	(6.6)	12.7
Total amount of income and expense line items excluding the impact of hedges	$9,322.9	$9,031.5	$10,436.1	$10,177.2

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Nine Months Ended
	September 30, 2019		September 30, 2018
	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$27,460.9	$26,635.6	$29,761.7	$29,005.4
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	14.8	—	25.4
Derivatives designated as hedging instruments	—	(12.8)	—	(23.5)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from AOCI into Income	(6.5)	31.1	(30.6)	41.1
Total amount of income and expense line items excluding the impact of hedges	$27,467.4	$26,668.7	$29,792.3	$29,048.4

For the three and nine months ended September 30, 2019 and 2018, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	September 30,			September 30,
Derivative Instruments	2019	2018	Location	2019	2018
Commodity contracts	$41.6	$(46.4)	Revenue	$(0.2)	$(6.6)
Commodity contracts	(19.8)	46.9	Cost of Revenue	13.7	12.7
Foreign Currency contracts	—	(0.1)	Other Income (expense) net	—	(0.7)
Total (Loss) Gain	$21.7	$0.3	Total (Loss) Gain	$13.5	$5.5

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Nine Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Nine Months Ended
	September 30,			September 30,
Derivative Instruments	2019	2018	Location	2019	2018

Commodity contracts	$(136.1)	$(74.1)	Revenue	$(6.5)	$(30.6)
Commodity contracts	153.9	77.0	Cost of Revenue	31.1	41.1
Foreign Currency contracts	—	(1.3)	Other Income (expense) net	—	(0.7)
Total Gain	$17.7	$1.6	Total Gain	$24.6	$9.9

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2019	2018
Commodity contracts
	Revenue	$39.7	$17.5
	Cost of revenue	(25.4)	(21.4)
		$14.3	$(3.9)
Foreign currency contracts
	Revenue	$0.9	$0.2
	Other (expense), net	9.0	(2.1)
		$9.9	$(1.9)
Total Gain (Loss)		$24.2	$(5.8)

Amount of Realized and Unrealized Gain (Loss)		For the Nine Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2019	2018
Commodity contracts
	Revenue	$184.2	$61.6
	Cost of revenue	(148.3)	(65.2)
		$35.8	$(3.6)
Foreign currency contracts
	Revenue	$0.8	$1.1
	Other (expense), net	8.2	1.2
		$9.0	$2.3
Total Gain (Loss)		$44.8	$(1.3)

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of September 30, 2019	As of December 31, 2018
Net derivatives liability positions with credit contingent features	$23.0	$7.2
Maximum potential collateral requirements	$23.0	$7.2

At September 30, 2019 and December 31, 2018, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is initially recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill (in millions):

	Aviation	Land	Total
Balance as of December 31, 2018	$322.9	$529.8	$852.7
Foreign exchange and other adjustments	(0.4)	(5.4)	(5.8)
Balance as of September 30, 2019	$322.5	$524.4	$846.9

6. Debt, Interest Income, Expense and Other Finance Costs

On July 23, 2019, we amended our Credit Agreement to, among other things, (i) increase the borrowing capacity of the Credit Facility to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) modify and extend the final maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility. As of September 30, 2019 and December 31, 2018, we had outstanding borrowings under our Credit Facility totaling $150.0 million and $170.0 million, respectively and Term Loan with outstanding principal of $518.9 million and $514.8 million, respectively. Accordingly, based on the terms of the modified Credit Facility, the current maturities of long-term debt was $12.5 million as of September 30, 2019.

Our debt consisted of the following (in millions):

	As of
	September 30,	December 31,
	2019	2018
Credit Facility	$150.0	$170.0
Term Loans	518.9	514.8
Finance Leases	16.3	13.8
Other	2.2	2.3
Total debt	$687.4	$701.0
Current maturities of long-term debt and finance leases	$16.4	$41.1
Long-term debt	$671.0	$659.9

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income	$1.6	$0.8	$4.3	$2.7
Interest expense and other financing costs	(21.2)	(19.1)	(63.3)	(55.1)
	$(19.5)	$(18.3)	$(59.1)	$(52.5)

t
7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, accounts receivable, net, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivables approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $0.7 billion and $0.7 billion as of September 30, 2019 and December 31, 2018, respectively, and our notes receivable of $20.5 million and $28.2 million as of September 30, 2019 and December 31, 2018, respectively, are categorized in Level 2.

The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$346.0	$99.0	$16.4	$461.4
Foreign currency contracts	—	11.4	—	11.4
Cash surrender value of life insurance	—	8.7	—	8.7
Total assets at fair value	$346.0	$119.2	$16.4	$481.6

Liabilities:
Commodities contracts	$352.3	$71.1	$10.5	$433.9
Foreign currency contracts	—	2.9	—	2.9
Total liabilities at fair value	$352.3	$74.0	$10.5	$436.8

	Fair Value Measurements as of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$585.6	$254.6	$0.9	$841.2
Foreign currency contracts	—	4.6	—	4.6
Cash surrender value of life insurance	—	6.3	—	6.3
Total assets at fair value	$585.6	$265.6	$0.9	$852.1

Liabilities:
Commodities contracts	$556.5	$211.2	$0.2	$767.9
Foreign currency contracts	—	1.2	—	1.2
Total liabilities at fair value	$556.5	$212.4	$0.2	$769.1

There were no transfers between Level 1 and Level 2 during the periods presented. Additionally, the fair values of our commodity contracts measured using Level 3 inputs were not material at September 30, 2019 and December 31, 2018, respectively.

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

	Fair Value as of September 30, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$461.4	$384.7	$76.8	$1.6	$—	$75.2
Foreign currency contracts	11.4	1.9	9.5	—	—	9.5
Total assets at fair value	$472.8	$386.6	$86.3	$1.6	$—	$84.7

Liabilities:
Commodities contracts	$433.9	$384.7	$49.2	$6.9	$—	$42.3
Foreign currency contracts	2.9	1.9	1.0	—	—	1.0
Total liabilities at fair value	$436.8	$386.6	$50.2	$6.9	$—	$43.3

	Fair Value as of December 31, 2018
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$841.2	$646.0	$195.1	$3.0	$—	$192.1
Foreign currency contracts	4.6	0.9	3.7	—	—	3.7
Total assets at fair value	$845.8	$647.0	$198.8	$3.0	$—	$195.8

Liabilities:
Commodities contracts	$767.9	$646.0	$121.9	$—	$—	$121.9
Foreign currency contracts	1.2	0.9	0.3	—	—	0.3
Total liabilities at fair value	$769.1	$647.0	$122.2	$—	$—	$122.2

At September 30, 2019 and December 31, 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of offset.
Concentration of Credit Risk

The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2019, none of our OTC counterparties represented over 10% of our total credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Income tax provision	$21.5	$23.0	$55.5	$42.7

Effective income tax rate	30.3%	37.3%	30.9%	30.1%

Our provision for income taxes for the three months ended September 30, 2019 and 2018 was $21.5 million and $23.0 million, respectively, and our effective income tax rate was 30.3% and 37.3%, respectively. The provision for the three months ended

September 30, 2019 includes an adjustment for an income tax benefit of $1.3 million, net, for discrete tax items related primarily to the closure of a US federal income tax audit for the 2013 to 2016 tax years, adjustments based on the filing of income tax returns in several US and foreign jurisdictions, and the recording of a valuation allowance against foreign tax credit carryforward attributes for US tax purposes. The provision for the three months ended September 30, 2018 includes an adjustment for an income tax expense of $1.5 million, net, for discrete tax items primarily related to changes in valuation allowances for net operating loss carryforwards for U.S. state tax purposes. Without the discrete tax items, the effective income tax rate would have been 32.2% and 34.9%, respectively, for the three months ended September 30, 2019 and 2018.

Our provision for income taxes for the nine months ended September 30, 2019 and 2018 was $55.5 million and $42.7 million, respectively, and our effective income tax rate was 30.9% and 30.1%. The provision for the nine months ended September 30, 2019 includes an adjustment for an income tax benefit of $3.3 million, net, for discrete items primarily related to adjustments that should have been recognized in a prior period, the closure of a US federal income tax audit for the 2013 to 2016 tax years, and the recording of a valuation allowance in the U.S. and various states.  See Note 1 - Basis of Presentation and Significant Accounting Policies for additional information.  The provision for the nine months ended September 30, 2018 includes an adjustment for an income tax benefit of $7.4 million, net, for discrete items primarily related to an adjustment pursuant to the accounting for the Tax Reform Act, changes in valuation allowances in various jurisdictions, and an adjustment for stock-based compensation in accordance with ASU 2016-09.  Without the $3.3 million net discrete tax benefit in the nine months ended September 30, 2019 and the $7.4 million tax benefit in the nine months ended September 30, 2018, the effective income tax rate would have been 32.7% and 35.3%, respectively.

We have various income tax returns under examination. The most significant of these are in South Korea for the 2011 to 2014 tax years and Denmark for the 2013 to 2015 tax years. In 2016, the South Korean branch of one of our subsidiaries received income tax assessment notices for the years 2011 to 2014 totaling $9.4 million (KRW 11.3 billion). We believe that these assessments are without merit and are currently appealing the actions. In addition, during the quarter ended March 31, 2018, one of our Danish subsidiaries received an audit inquiry from the Danish tax authority relating to transfer pricing and related issues for the tax years 2013 to 2015. We have been responding to the request and related questions and in April 2019, we received a proposed tax adjustment for the 2013 tax year which is not material. We have not yet received any proposed tax adjustments with respect to the 2014 or 2015 tax years. We believe that the proposed adjustment received for the 2013 tax year is without merit and are defending our positions.

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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Aviation	$327.0	$379.8	$1,032.2	$1,135.5
Land	3.8	0.7	12.7	2.6
Marine	747.0	978.3	2,175.4	2,581.9
Asia Pacific	$1,077.8	$1,358.9	$3,220.4	$3,720.0

Aviation	$1,155.3	$1,122.1	$2,883.2	$2,754.9
Land	580.9	605.1	1,791.1	1,920.6
Marine	655.7	914.7	2,046.7	2,384.3
EMEA	$2,391.8	$2,641.9	$6,721.1	$7,059.8

Aviation	$579.4	$468.0	$1,739.7	$1,435.5
Land	153.3	136.1	441.8	476.7
Marine	136.5	156.6	471.3	439.9
LATAM	$869.2	$760.8	$2,652.8	$2,352.1

Aviation	$2,689.7	$3,098.7	$8,166.3	$9,019.3
Land	1,787.3	2,078.4	5,306.3	6,179.3
Marine	397.4	433.6	1,079.8	1,071.5
North America	$4,874.5	$5,610.7	$14,552.4	$16,270.1

Other revenues (excluded from ASC 606)	$109.4	$57.3	$314.2	$359.8

Total Revenue	$9,322.7	$10,429.5	$27,460.9	$29,761.7

Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance. Our contract assets and liabilities balances, and the changes in these balances, were not material as of September 30, 2019 and December 31, 2018.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2019	2018	2019	2018
Aviation segment	$4,743.0	$5,025.3	$13,780.8	$14,218.9
Land segment	2,555.8	2,854.4	7,712.4	8,675.3
Marine segment	2,023.9	2,549.8	5,967.7	6,867.5
	$9,322.7	$10,429.5	$27,460.9	$29,761.7

Gross profit:
Aviation segment	$156.9	$140.7	$411.7	$378.0
Land segment	95.4	83.0	288.6	273.8
Marine segment	53.4	43.0	125.0	104.5
	$305.7	$266.7	$825.3	$756.3
Income from operations:
Aviation segment	$86.3	$76.4	$215.4	$188.3
Land segment	13.4	7.8	46.2	37.7
Marine segment	20.6	14.4	44.2	30.9
	120.3	98.6	305.9	256.9
Corporate overhead - unallocated	(26.7)	(20.5)	(66.7)	(60.4)
	$93.6	$78.2	$239.2	$196.4

Information concerning our accounts receivable, net and total assets by segment is as follows (in millions):

	As of
	September 30,	December 31,
	2019	2018
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $15.8 and $17.7 as of September 30, 2019 and December 31, 2018, respectively	$1,074.7	$992.2
Land segment, net of allowance for bad debt of $3.1 and $2.7 as of September 30, 2019 and December 31, 2018, respectively	820.9	846.1
Marine segment, net of allowance for bad debt of $18.4 and $19.0 as of September 30, 2019 and December 31, 2018, respectively	793.2	901.2
	$2,688.8	$2,739.6
Total assets:
Aviation segment	$2,416.4	$2,261.0
Land segment	2,114.3	2,178.1
Marine segment	1,032.7	1,124.2
Corporate	234.1	113.6
	$5,797.5	$5,676.9

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

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net income attributable to World Fuel	$48.2	$38.2	$122.4	$98.1
Denominator:
Weighted average common shares for basic earnings per common share	65.3	67.5	66.4	67.5
Effect of dilutive securities	0.4	0.2	0.3	0.3
Weighted average common shares for diluted earnings per common share	65.7	67.7	66.7	67.8

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.7	1.0	1.3	1.3

Basic earnings per common share	$0.74	$0.57	$1.84	$1.45

Diluted earnings per common share	$0.73	$0.56	$1.84	$1.45

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
During the quarter ended December 31, 2016, the South Korean branch of one of our subsidiaries received assessments of approximately $9.9 million (KRW 11.9 billion) and during the quarter ended June 30, 2017, an assessment for an additional $16.7 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The total amount of approximately $13.0 million (BRL 54.1 million) primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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
Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2019, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

13. Restructuring

During the fourth quarter of 2017, we initiated an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. The restructuring plan involves reviewing certain non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. These activities are expected to be completed by year end 2019.
For the nine months ended September 30, 2019, we incurred $6.3 million in restructuring charges, comprised principally of employee-related costs and included in compensation and employee benefits in our consolidated statements of income and comprehensive income. Our accrued restructuring charges as of September 30, 2019, are included in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities during the nine months ended September 30, 2019 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2018	$1.4	$12.6	$2.6	$4.0	$20.7
Restructuring-related costs	0.8	2.6	1.1	1.7	6.3
Paid during the period	(1.6)	(8.7)	(2.2)	(5.4)	(17.9)
Restructuring charges as of September 30, 2019	$0.6	$6.6	$1.5	$0.4	$9.0

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
For the quarter ended September 30, 2019, we recognized the following related to our lease arrangements (in millions):

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Finance lease cost:
Amortization of right-of-use assets	$0.8	$3.2
Interest on lease liabilities	0.7	1.1
Operating lease cost	13.3	39.8
Short-term lease cost	3.8	13.3
Variable lease cost	1.2	3.5
Sublease income	(3.2)	(8.2)
Total lease cost	$16.6	$52.7

As of September 30, 2019, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$12.9	$1.1
2020	41.3	4.2
2021	33.1	3.3
2022	26.6	2.9
2023	21.7	2.3
Thereafter	64.0	4.0
Total remaining lease payments (undiscounted)	199.6	17.7
Less: imputed interest	36.2	1.4
Present value of lease liabilities	$163.3	$16.3

As of December 31, 2018, our future minimum lease payments under noncancelable operating leases were as follows (in millions):

Year Ended December 31,
2019	$50.7
2020	37.1
2021	30.7
2022	23.7
2023	17.8
Thereafter	48.5
$208.6

Supplemental balance sheet information related to leases (in millions):

	Classification	As of September 30, 2019
Assets
Operating Lease Assets	Identifiable intangible and other non-current assets	$157.7
Finance Lease Assets	Property and equipment, net	15.0

Liabilities
Operating Lease Liability - Current	Accrued expenses and other current liabilities	37.3
Operating Lease Liability - Long Term	Other long-term liabilities	126.1
Finance Lease Liability - Current	Current maturities of long-term debt and finance leases	3.8
Finance Lease Liability - Long Term	Long-term debt	12.5

Other information related to leases as of September 30, 2019:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.5	5.5
Weighted-average discount rate	6.0%	3.1%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$—	$0.3
Operating cash flows from operating leases	39.8	—
Financing cash flows from finance leases	—	2.9
Right of use assets obtained in exchange for new operating lease liability (noncash in millions)	22.1	—
Right of use assets obtained in exchange for new financing lease liability (noncash in millions)	—	5.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	sudden changes in the market price of fuel;

•	loss of or reduced sales to NATO in Afghanistan under our supply contract;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

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
The overall aviation market remains strong, benefiting from continued growth in global passenger demand, and airline profitability remains healthy. Our aviation segment has benefited from our increased logistics capability and we have expanded our aviation fueling operations footprint into additional international territories and airport locations. Our aviation segment has also benefited from continued strong demand from government customers, principally NATO in Afghanistan and sales to NATO account for a material portion of our aviation segment's profitability. During the quarter ended September 30, 2019, NATO exercised the first of its three one-year renewal options in our contract. While our government-related operations remain strong, global events and military-related activities, as well as the level of troop deployments, can cause our government customer sales to vary significantly from period to period and materially impact our results of operations.

Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities in the U.S. and the U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and reduce certain supply and trading activities which were not generating a sufficient or predictable economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. are impacted by weather conditions and accordingly, unseasonably warm weather has adversely impacted our year-to-date results in 2019. Meanwhile, our land segment has continued to benefit from strong sales to government customers, particularly NATO in Afghanistan, however, these sales can also be significantly impacted by global events and military-related activities, as well as the level of troop deployments. We continue to focus on supplying more sustainable end-user demand to provide greater leverage and ratability in our operating model, as well as driving operational excellence and improving our technology platform to reduce transaction processing costs.

Our marine segment results have been strong in recent periods despite challenging conditions within the global shipping and offshore exploration markets. We believe overall volumes in our marine segment have stabilized and higher average fuel prices, combined with our focus on prudent credit risk management and cost management, have improved profitability. The implementation of mandatory fuel standards, such as the International Maritime Organization's regulations limiting sulfur in fuel oil used on ships that will be effective on January 1, 2020 ("IMO 2020") has already resulted in certain supply imbalances and price volatility that has positively impacted our results recently. We believe that these changes in the regulatory landscape will provide additional opportunities for us to create value-added solutions for our customers and further enhance profitability.

We continue to focus on rationalizing our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We are investing in automation and technology throughout our businesses, which we expect will ultimately enhance our value proposition while lowering our cost, reducing cycle time and improving scalability. Furthermore, we have continued to implement our enterprise-wide restructuring plan, designed to streamline the organization and reallocate resources to align more effectively our organizational structure and costs with our ultimate strategy to improve operating efficiencies. The restructuring program has involved rationalizing non-core businesses and investments, refining our organizational structure, and advancing business prospects in the markets we serve, as well as exiting certain business activities and reinvesting in our core businesses to improve scalability. We expect this portfolio rationalization will free up additional capital to invest in activities with sustainable revenue and adequate returns while we continue to manage our working capital and inventory in a volatile fuel price environment.

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

Results of Operations
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue. Our revenue for the third quarter of 2019 was $9.3 billion, a decrease of $1.1 billion, or 10.6%, as compared to the third quarter of 2018. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2019	2018	$ Change
Aviation segment	$4,743.0	$5,025.3	$(282.3)
Land segment	2,555.8	2,854.4	(298.6)
Marine segment	2,023.9	2,549.8	(526.0)
	$9,322.7	$10,429.5	$(1,106.8)

Revenues in our aviation segment were $4.7 billion for the third quarter of 2019, a decrease of $282.3 million, or 5.6% as compared to the third quarter of 2018, driven principally by lower average jet fuel prices in the third quarter of 2019, where the average price per gallon sold was $2.05, as compared to $2.30 in the third quarter of 2018. The decrease in revenue due to the lower average price per gallon was partly offset by higher volume sold during the period, where total aviation volumes for the third quarter of 2019 were 2.2 billion gallons, an increase of 4.1%, as compared to the comparable prior year period. The increased volumes were primarily attributable to growth in our international fueling operations in Europe and Mexico.

Revenues in our land segment were $2.6 billion for the third quarter of 2019, a decrease of $298.6 million, or 10.5%, as compared to the third quarter of 2018. The decrease in revenue was a result of lower average fuel prices in the third quarter of 2019, as compared to the third quarter of 2018, where the average price per gallon sold was $1.88, as compared to $2.12 in 2018. Volumes in our land segment were 1.4 billion gallons for the third quarter of 2019, effectively flat as compared to the third quarter of 2018.

Revenues in our marine segment were $2.0 billion for the third quarter of 2019, a decrease of $526.0 million, or 20.6%, as compared to the third quarter of 2018. The decrease in revenues resulted principally from lower average bunker fuel prices, where the average price per metric ton sold was $366.7 in the third quarter of 2019, as compared to $427.4 in 2018. Volumes in our marine segment also declined 7.5% to 5.5 million metric tons in the third quarter of 2019, as compared to 2018, driven principally by our decision to discontinue certain low margin, low return activities in Asia.

Gross Profit. Our gross profit for the third quarter of 2019 was $305.7 million, an increase of $39.0 million, or 14.6%, as compared to the third quarter of 2018.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2019	2018	$ Change
Aviation segment	$156.9	$140.7	$16.3
Land segment	95.4	83.0	12.4
Marine segment	53.4	43.0	10.4
	$305.7	$266.7	$39.0

Our aviation segment gross profit for the third quarter of 2019 was $156.9 million, an increase of $16.3 million, or 11.6%, as compared to the third quarter of 2018. The increase in aviation gross profit was primarily due to further growth in our government-related operations and continued strength in our core commercial and business aviation activities.

Our land segment gross profit for the third quarter of 2019 was $95.4 million, an increase of $12.4 million, or 14.9%, as compared to the third quarter of 2018. The increase in land segment gross profit was primarily attributable to growth in our government-related operations, commercial and industrial activities, as well as our MultiService payment solutions business.

Our marine segment gross profit for the third quarter of 2019 was $53.4 million, an increase of $10.4 million, or 24.1%, as compared to the third quarter of 2018. The gross profit increase was due to improved profitability in our core resale operations, as well as supply disruptions during the latter part of the third quarter which created significant supply shortages and market price volatility, resulting in higher profitability in Asia.

Operating Expenses. Total operating expenses for the third quarter of 2019 were $212.0 million, an increase of $23.5 million, or 12.5%, as compared to the third quarter of 2018. The increase in operating expenses was primarily due to increases in employee incentive compensation as a result of improving operating performance, as well as a higher provision for bad debt principally related to the bankruptcy of a large aviation customer during the third quarter of 2019. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	September 30,
	2019	2018	$ Change
Compensation and employee benefits	$129.2	$117.9	$11.3
General and administrative	82.8	70.6	12.2
	$212.0	$188.5	$23.5

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	September 30,
	2019	2018	$ Change
Aviation segment	$86.3	$76.4	$10.0
Land segment	13.4	7.8	5.6
Marine segment	20.6	14.4	6.2
	120.3	98.6	21.7
Corporate overhead - unallocated	(26.7)	(20.5)	(6.2)
	$93.6	$78.2	$15.5

Our income from operations for the third quarter of 2019 was $93.6 million, an increase of $15.5 million, or 19.8%, as compared to the third quarter of 2018. The improvements in operating profitability reported for the first half of 2019 continued into the third quarter across all three reporting segments. Within our aviation segment, the increase was primarily due to higher profitability in our government-related operations and continued strength in our core commercial and business aviation activities, partially offset by a higher provision for bad debt. Within our marine segment, we generated higher operating income as a result of improved profitability in our core resale business, partially offset by a higher provision for bad debt. Improved profitability in our land segment was driven primarily by growth in our government-related operations, commercial and industrial activities, as well as our MultiService payment solutions business.

Corporate overhead costs not charged to the business segments for the third quarter of 2019 were $26.7 million, an increase of $6.2 million, or 30.4%, as compared to the third quarter of 2018, primarily attributable to employee incentive compensation.

Non-Operating Expenses, net. For the third quarter of 2019, we had non-operating expenses of $22.8 million, an increase of $6.4 million as compared to the third quarter of 2018, driven principally by litigation-related accruals.

Income Taxes. For the third quarter of 2019, our effective income tax rate was 30.3% and our income tax provision was $21.5 million, as compared to an effective income tax rate of 37.3% and an income tax provision of $23.0 million for the third quarter of 2018. The lower effective income tax rate for the third quarter of 2019 was primarily related to differences in discrete items year-over-year and our mix of income being generated in tax jurisdictions with varying income tax rates. See Note 8 - Income Taxes for additional information.

Net Income Attributable to Noncontrolling Interest. For the third quarter of 2019, net income attributable to noncontrolling interest was $1.2 million, an increase of 111.7%, as compared to the third quarter of 2018.

Net Income and Diluted Earnings per Common Share. For the third quarter of 2019, we had a net income of $48.2 million and diluted earnings per common share of $0.73 as compared to net income of $38.2 million and diluted earnings per common share of $0.56 for the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue. Our revenue for the first nine months of 2019 was $27.5 billion, a decrease of $2.3 billion, or 7.7%, as compared to the first nine months of 2018. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2019	2018	$ Change
Aviation segment	$13,780.8	$14,218.9	$(438.1)
Land segment	7,712.4	8,675.3	(962.9)
Marine segment	5,967.7	6,867.5	(899.8)
	$27,460.9	$29,761.7	$(2,300.8)

Revenues in our aviation segment were $13.8 billion for the first nine months of 2019, a decrease of $0.4 billion, or 3.1%, as compared to the first nine months of 2018, driven principally by lower average jet fuel prices per gallon sold in the first nine months of 2019, where the average price per gallon sold was $2.07, as compared to $2.21 in the first nine months of 2018. The decrease in average price per gallon was partially offset by higher volume sold during the period. Total volumes for the first nine months of 2019 were 6.3 billion gallons, an increase of 2.3%, as compared to the comparable prior year period. The increased volumes were primarily attributable to growth in our international fueling operations in Europe and Mexico.

Revenues in our land segment were $7.7 billion for the first nine months of 2019, a decrease of $1.0 billion, or 11.1%, as compared to the first nine months of 2018. The overall decrease in revenue was influenced by lower average fuel price per gallon sold in the first nine months of 2019, where the average price per gallon sold was $1.90, as compared to $2.05 in the first nine months of 2018. Volumes in our land segment decreased by 4.9%, to 4.0 billion gallons, for the first nine months of 2019, as compared to the first nine months of 2018. The land volume decrease was driven principally by our decision to reposition the portfolio and exit certain non-core supply and trading activities in North America, which were not generating a sufficient economic return.

Revenues in our marine segment were $6.0 billion for the first nine months of 2019, a decrease of $0.9 billion, or 13.1%, as compared to the first nine months of 2018.  The decrease in revenues was driven by lower average bunker fuel prices, where the average price per metric ton sold was $377.0 in the first nine months of 2019 as compared to $389.6 in 2018. Volumes in our marine segment were 15.8 million metric tons, a decrease of 10.2%, for the first nine months of 2019 as compared to the 2018 period, driven principally by our decision to discontinue certain low margin, low return activities in Asia.

Gross Profit. Our gross profit for the first nine months of 2019 was $825.3 million, an increase of $69.0 million, or 9.1%, as compared to the first nine months of 2018.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2019	2018	$ Change
Aviation segment	$411.7	$378.0	$33.7
Land segment	288.6	273.8	14.8
Marine segment	125.0	104.5	20.5
	$825.3	$756.3	$69.0

Our aviation segment gross profit for the first nine months of 2019 was $411.7 million, an increase of $33.7 million, or 8.9%, as compared to the first nine months of 2018. The increase in aviation gross profit was primarily due to further growth in our government-related operations and continued strength in our core commercial and business aviation activities, partially offset by the negative impact of declining market prices through the first nine months of 2019 as compared to 2018.

Our land segment gross profit for the first nine months of 2019 was $288.6 million, an increase of $14.8 million, or 5.4%, as compared to the first nine months of 2018. The increase in land segment gross profit is primarily attributable togrowth in our government-related operations, commercial and industrial activities, as well as our MultiService payment solutions business. These increases were partially offset by lower market prices in 2019, as compared to 2018.

Our marine segment gross profit for the first nine months of 2019 was $125.0 million, an increase of $20.5 million, or 19.6%, as compared to the first nine months of 2018. The gross profit increase was principally driven by improved profitability in our core resale operations.

Operating Expenses. Total operating expenses for the first nine months of 2019 were $586.2 million, an increase of $26.3 million, or 4.7%, as compared to 2018. The total increase in operating expenses was primarily due to increases in employee incentive compensation as a result of improving operating performance, as well as a higher provision for bad debt principally due to the bankruptcy filing of a customer in the aviation segment during the third quarter of 2019. The following table sets forth our expense categories (in millions):

	For the Nine Months Ended
	September 30,
	2019	2018	$ Change
Compensation and employee benefits	$353.3	$342.0	$11.2
General and administrative	232.9	217.8	15.1
	$586.2	$559.8	$26.3

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2019	2018	$ Change
Aviation segment	$215.4	$188.3	$27.1
Land segment	46.2	37.7	8.5
Marine Segment	44.2	30.9	13.3
	305.9	256.9	49.0
Corporate overhead - unallocated	(66.7)	(60.4)	(6.2)
	$239.2	$196.4	$42.7

Our income from operations for the first nine months of 2019 was $239.2 million, an increase of $42.7 million, or 21.8%, as compared to the first nine months of 2018, and includes $3.4 million of operating income, which was recorded during the quarter ending March 31, 2019, to correct an item that should have been recognized in 2018. The improved operating income was primarily the result of higher profitability across all three reporting segments. Our aviation segment benefited from higher profitability in our government-related operations and continued strength in our core commercial and business aviation activities, partially offset by higher provision for bad debt. Our marine segment experienced higher profitability from the core resale business, partially offset by a higher provision for bad debt. In our land segment, improved profitability was driven primarily by growth in our government-related operations, commercial and industrial activities, as well as our MultiService payment solutions business. The increases in profitability were partially offset by an increase in employee incentive compensation.

Corporate overhead costs not charged to the business segments for the first nine months of 2019 were $66.7 million, an increase$6.2 million, or 10.3% as compared to the first nine months of 2018, primarily attributable to employee incentive compensation.

Non-Operating Expenses, net. For the first nine months of 2019, we had non-operating expenses, net of $59.4 million, an increase of $4.9 million as compared to the first nine months of 2018 driven principally by an increase in interest and fees associated with our receivable purchase programs and litigation-related accruals. These expenses were partially offset by gains on the disposal of certain non-core assets and foreign currency transactions.

Income Taxes. For the first nine months of 2019, our effective income tax rate was 30.9% and our income tax provision was $55.5 million, as compared to an effective income tax rate of 30.1% and an income tax provision of $42.7 million for the first nine months of 2018. The higher effective income tax rate for the first nine months of 2019 was impacted by various discrete items and our mix of income being generated in tax jurisdictions with varying income tax rates. See Note 8 - Income Taxes for additional information.

Net Income Attributable to Noncontrolling Interest. For the first nine months of 2019, net income attributable to noncontrolling interest was $1.9 million, an increase of 65.8%, as compared to the first nine months of 2018.

Net Income and Diluted Earnings per Common Share. For the first nine months of 2019, we had a net income of $122.4 million and diluted earnings per common share of $1.84 as compared to net income of $98.1 million and diluted earnings per common share of $1.45 for the first nine months of 2018.

Our net income for the first nine months of 2019 includes a net discrete tax benefit of $6.6 million ($3.2 million recorded in March 2019 and $3.5 million recorded in September 2019) with respect to foreign tax filings and $3.4 million of operating income ($2.3 million after-tax) recorded in March 2019. All of which should have been recognized in prior periods. Excluding these misstatements, which we have determined were not material to the three months ending March 31, 2019, three and nine months ending September 30, 2019 and 2018, our net income would have been $113.5 million, or $1.70 per diluted common share for the nine months ending September 30, 2019.

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

We believe that our cash and cash equivalents as of September 30, 2019 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and to the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2019 and 2018 (in millions). For additional details, please see the consolidated statements of cash flows.

	For the Nine Months Ended
	September 30,
	2019	2018
Net cash provided by (used in) operating activities	$168.7	$(316.0)
Net cash (used in) provided by investing activities	(55.1)	299.0
Net cash (used in) financing activities	(103.1)	(212.0)

*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $357.5 million for the nine months ended September 30, 2018.

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

Operating Activities. For the first nine months of 2019, net cash provided by operating activities was $168.7 million as compared to net cash used in operating activities of $316.0 million for the first nine months of 2018.  The $484.7 million change in operating cash flows was principally due to year-over-year changes in accounts receivables, accounts payable and derivatives. The $796.7 million increase in cash provided by changes in accounts receivable, which was partly impacted by the adoption of Accounting Standard Update 2016-15 that resulted in decreases in accounts receivable in 2018, was offset by a $517.4 million increase in cash used in accounts payable were primarily associated with the timing of collections and payments. Cash flows provided by derivative contracts, net of cash collateral with financial counterparties, increased by $119.8 million as compared to the first nine months of 2018, primarily as a result of the expiration and realization of favorable positions during the period.

Investing Activities. For the first nine months of 2019, net cash used in investing activities was $55.1 million as compared to net cash provided by investing activities of $299.0 million for the first nine months of 2018. The $354.1 million change in investing activities cash flows was principally due to decreased cash receipts of retained beneficial interests in accounts receivable sales, resulting from the amendment of our RPA arrangement with Wells Fargo and Citibank.

Financing Activities. For the first nine months of 2019, net cash used in financing activities was $103.1 million as compared to net cash used in financing activities of $212.0 million for the first nine months of 2018. The $108.9 million change was principally due to a $161.7 million decrease in net repayment of debt under our credit facility in the first nine months of 2019 as compared to the first nine months of 2018, partly offset by a $45.4 million increase in cash used for the repurchase of common stock.

Other Liquidity Measures

Cash and Cash Equivalents. As of September 30, 2019 and December 31, 2018, we had cash and cash equivalents of $218.5 million and $211.7 million, respectively.
Credit Facility and Term Loans.  In July 2019, we amended our Credit Agreement to, among other things, (i) increase the borrowing capacity of the Credit Facility to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) extend the maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility. Our Credit Agreement, as amended through September 30, 2019, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. In addition, as of September 30, 2019 and December 31, 2018, we had $518.9 million and $514.8 million in Term Loans outstanding, respectively.
As of September 30, 2019 and December 31, 2018, we had outstanding borrowings under our Credit Facility totaling $150.0 million and $170.0 million, respectively. Our issued letters of credit under the Credit Facility totaled $3.8 million and $4.1 million as of September 30, 2019 and December 31, 2018, respectively. As of September 30, 2019 and December 31, 2018, the unused portion of our Credit Facility was $1.1 billion and $985.9 million. The unused portion of our revolving Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2019, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2019 and December 31, 2018, our outstanding letters of credit and bank guarantees under these credit lines totaled $390.7 million and $303.6 million, respectively. We also have RPAs that allow for the sale of up to an aggregate of $725.0 million of our accounts receivable. Our sold accounts receivable under the RPAs was $453.8 million and $508.2 million, as of September 30, 2019 and December 31, 2018, respectively.

Short-Term Debt. As of September 30, 2019, our short-term debt of $16.4 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, certain promissory notes related to acquisitions and finance lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2018 to September 30, 2019.  For a discussion of these matters, refer to “Contractual Obligations and Off-Balance Sheet Arrangements” in Item 7 of our 2018 10-K Report.

Contractual Obligations

Derivative Obligations. As of September 30, 2019, our net derivative obligations were $45.6 million, principally due within one year.

Purchase Commitment Obligations. As of September 30, 2019, fixed purchase commitments under our derivative programs amounted to $71.0 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of September 30, 2019, we had issued letters of credit and bank guarantees totaling $394.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1, Basis of Presentation and Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivatives

For information about our derivative instruments, at their respective fair value positions as of September 30, 2019, see Notes to the Consolidated Financial Statements – Note 4. Derivatives.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended September 30, 2019.

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

On July 20, 2016, we were informed that the U.S. Department of Justice (the “DOJ”) was conducting an investigation into the aviation fuel supply industry, including certain activities by us and other industry participants at an airport in Central America. In connection therewith, we were served with formal requests by the DOJ about our activities at that airport and our aviation fuel supply business more broadly. On August 5, 2019, we were informed by the DOJ that it had closed its investigation with respect to us without taking any action against us.

From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, Brazil, Denmark and South Korea, where the amounts under controversy may be material. During the third quarter of 2019, the IRS closed its income tax audit of our 2013 to 2016 tax years, the overall results of which were not material to our financial statements. See Notes 8 and 12 of the accompanying consolidated financial statements for additional details regarding certain tax matters.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2019 - 7/31/2019	—	$—	—	$114,580,349
8/1/2019 - 8/31/2019	298	37.66	—	114,580,349
9/1/2019 - 9/30/2019	—	—	—	114,580,349
Total	298	$37.66	—	$114,580,349
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors ("Board") approved a common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100.0 million in common stock (the “Repurchase Program”). In May 2019, our Board approved a $100 million increase to the Repurchase Program, increasing the available authorization remaining under the Repurchase Program to approximately $150 million. The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of September 30, 2019, approximately $114.6 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.	Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1
Amendment No. 5 to Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of July 23, 2019, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2019	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer