Form 10-K
period 2019-12-31
WORLD FUEL SERVICES CORP
filed 2020-03-02
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	COMMISSION FILE NUMBER	1-9533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code:
	(305)	428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock , $0.01 par value	INT				New York Stock Exchange

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

As of June 30, 2019, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $2,337,676,065.
As of February 21, 2020, the registrant had approximately 65,406,419 shares of outstanding common stock, par value $0.01 per share.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2019 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment for natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in consumer demand, including sustainability offerings and renewable fuel products.
We have offices throughout the United States ("U.S.") and in various foreign jurisdictions, including, but not limited to: Brazil, Costa Rica, Singapore, and the United Kingdom (“U.K.”). See “Part I. Item 2. Properties” for a list of principal offices by business segment and “Exhibit 21.1 – Subsidiaries of the Registrant” included in this 2019 10‑K Report for a list of our subsidiaries.
As of February 21, 2020, we employed approximately 5,500 employees globally. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is http://www.wfscorp.com and the investor relations section of our website is located at http://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10‑K, Quarterly Reports on Form 10‑Q, Current Reports on Form 8‑K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2019 10‑K Report and are not incorporated by reference in this 2019 10‑K Report.
Segments
We operate in three reportable segments consisting of aviation, land and marine. During each of the years presented on the consolidated statements of income and comprehensive income, none of our aviation, land or marine customers accounted for more than 10% of any segment or total consolidated revenue. Financial information with respect to our business segments and the geographic areas of our business is provided below and within "Note 13. Business Segments, Geographic Information and Major Customers" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed based operators, corporate fleets, fractional operators and private aircraft. Our aviation‑related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. We also supply products and services to U.S. and foreign government and military customers, such as the North Atlantic Treaty Organization ("NATO") and the U.S. Defense Logistics Agency (collectively, "government customers"). In addition, we offer card payment solutions and related processing services and technology.
Because fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network, consisting of on-airport fueling operations and third‑party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined, with our global supplier network is a strategic differentiator that allows customers to secure fuel and high‑quality services in locations worldwide on short notice.
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
Land Segment
In our land segment, we primarily offer fuel, heating oil, propane, natural gas, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our land-related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the U.K. and Brazil. We also offer advisory and fulfillment solutions with respect to power, natural gas and other energy products, as well as sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand with offices in the U.S., Australia and throughout Europe. In addition, we offer transaction management services, which include card payment solutions, government payment systems for global fuel procurement, merchant processing services, payment solutions for tolls across Europe, and commercial payment programs.
In connection with our fuel marketing activities, we distribute fuel under long-term contracts to branded and unbranded distributors, convenience stores and retail fuel outlets operated by third parties. We also distribute heating oil to residential customers and unbranded fuel to numerous other customers, including commercial and industrial customers, such as manufacturing, mining, agriculture, construction, and oil and gas exploration companies. These transactions may be pursuant to fuel purchase contracts or through spot sales. In certain instances, we serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. We also maintain inventory in certain strategic locations, including pipelines. Our cost of fuel is generally tied to market‑based formulas.
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
We serve primarily as a reseller, where we take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in storage facilities that we own or lease. In certain cases, we serve as a broker and are paid a commission for negotiating the fuel purchase transaction between the supplier and the end-user, as well as for expediting delivery of the fuel.
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
Forward-Looking Statements
This 2019 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 2019 10-K Report includes forward-looking statements about (i) our expectations regarding the conditions in the aviation, land, and marine markets and the impact on our business, including volume, fuel prices, and the impact of the coronavirus outbreak on us and our customers, (ii) our expectations about the financial impact of portfolio rationalization and our ability to redeploy such capital into activities with sustainable revenue and expected returns, (iii) our expectations regarding sales to government customers,particularly NATO in Afghanistan, and the related impact on our profitability,

(iv) our beliefs regarding our competitive advantages and our ability to capitalize on these to drive growth, (v) estimates regarding the short and long-term savings and synergies from our cost-savings initiatives and the benefits of our restructuring plan, (vi) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vii) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (viii) our expectations regarding the financial and operational impact of our investments in automation and technology, including transaction processing costs, (ix) our expectations regarding the financial impact of acquisitions and divestitures, including estimates of future expenses and our ability to realize estimated synergies, and (x) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•	customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;

•	loss of or reduced sales to NATO in Afghanistan under our supply contract;

•	sudden changes in the market price of fuel;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs;

•	changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•
changes in U.S. or foreign tax laws (including the Tax Cuts and Jobs Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	adverse conditions in the industries in which our customers operate;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations and the impacts associated with Brexit;

•	ability to effectively leverage technology and operating systems and realize the anticipated benefits;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;

•	material disruptions in the availability or supply of fuel;

•	environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high-risk locations, including supply disruptions, border closures and other logistical difficulties that arise when working in these areas;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”);

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•	our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	increases in interest rates; and

•	other risks, including those described in “Item 1A - Risk Factors” in our 2019 10-K Report and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2019 10-K Report will be deemed to modify or supersede such forward-looking statements.
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
Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers as opposed to requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient or fully collectible depending on the circumstances of the customer at the time of default. Furthermore, the diversification of our credit risk is limited, as we primarily conduct business within the aviation, marine and land transportation industries.

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
A material portion of our profitability is derived from sales to government customers, particularly sales to NATO in Afghanistan, and the loss or material reduction in business from such sales, would likely have a material adverse effect on our results of operations and cash flows.
Sales to government customers represent a material portion of our profitability.  In particular, sales to NATO in support of military operations in Afghanistan accounted for approximately 18% of our consolidated gross profit in 2019.  Our sales to government customers may fluctuate significantly as a result of the level of troop deployments and related activity in a particular region or area. The U.S. government has announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan.  The timing, extent and impact of any such withdrawal is currently uncertain.
In addition, our sales to government customers can fluctuate significantly due to the commencement, extension, renewal or completion of existing and new government contracts.  Our contract with NATO governing sales in Afghanistan provided for an initial two-year term expiring in December 2019, with three one-year renewal options at NATO’s discretion.  During the quarter ended September 30, 2019, NATO exercised the first of the one-year renewal options such that the current term now ends in December 2020. There is no guarantee that NATO will exercise the other two renewal options and it may decide to put the contract through a new competitive bid process.
Sales to government customers can also be materially impacted by factors such as supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Moreover, there is a risk of serious injury or loss of life of our employees or subcontractors operating in these high-risk locations.  We therefore may incur substantial operating costs as a result of, among other things, hostility-related product losses, utilizing alternate supply routes or maintaining the safety of our personnel, particularly where our facilities are likely to be targeted by terrorist activity.
Finally, due to complex supply logistics, the indefinite nature of government contracts, and the associated risks of doing business in areas engaged in war or military conflict, sales of products and services to government customers in support of military operations typically carry significantly higher net margins than sales to commercial customers. As a result, a significant decrease in sales to our government customers, or loss of a key contract, such as our NATO agreement, would result in a disproportionate reduction in our consolidated operating income and, thus, would likely have a material adverse effect on our financial condition, results of operations and cash flows.
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
Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices are impacted by many factors beyond our control, including:

•	global economic conditions;

•	changes in global crude oil and natural gas prices;

•	expected and actual supply and demand for fuel;

•	the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) to set and maintain production levels for oil;

•	oil and gas production levels by non-OPEC countries;

•	geopolitical conditions;

•	laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change;

•	changes in pricing or production controls by various organizations and oil producing countries;

•	energy conservation efforts and technological advances affecting energy consumption or supply;

•	regulatory changes in commodities markets, including any that impact derivatives related to those commodities;

•	price and availability of alternative fuels and energy sources; and

•	weather and natural disasters.

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
We are subject to various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value-added tax (“VAT”), energy, environmental and other taxes. We have also benefited from an income tax concession in Singapore since 2008 which reduces the income tax rate on qualified sales and derivative gains and losses. Our current five year concession period began January 1, 2018. The concession is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. Changes in U.S. and foreign tax laws, our failure to comply with such regulations or the loss of the tax concession could adversely affect our tax expense and effective tax rate, and therefore negatively impact our results of operations and cash flows.
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
From time to time, we are under review by the Internal Revenue Service (“IRS”) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S., where the amounts under controversy may be material. We are in the process of addressing and responding to inquiries in various jurisdictions and challenging a number of tax assessments in several administrative and legal proceedings, each of which is at various stages in the process. In addition, in some jurisdictions, these challenges require the posting of collateral or payment of the contested amount which may affect our flexibility in operating our business or our liquidity. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See notes 9 and 11 of the accompanying consolidated financial statements for additional details regarding certain tax matters.
Finally, ongoing developments including the project by the Organisation for Economic Co-operation and Development (“OECD”) on Base Erosion and Profit Shifting (“BEPS”), European Commission anti-tax avoidance directives (“ATAD”), and other initiatives, could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD’s BEPS study many OECD countries have begun to implement the actions and update their local tax laws, including ATAD directives. The extent to which countries in which we operate adopt and implement these actions could have a material adverse impact on our income tax expense, effective tax rate, financial condition, and results of operations and cash flows.

U.S. tax legislation, as well as future changes that may be made to regulatory, fiscal and trade policies, may materially adversely affect our financial condition, results of operations and cash flows.
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, significantly changed the U.S. Internal Revenue Code, by, among other things, reducing the U.S. corporate income tax rate, modifying or repealing many business deductions and credits, adopting elements of a territorial tax system, taxing global intangible low-taxed income (“GILTI”), assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax (“BEAT”) provisions. Several final and proposed regulations were issued during 2019 regarding BEAT, foreign tax credits, and GILTI, among other areas. For example, the Treasury Department released final and proposed regulations regarding BEAT on December 2, 2019 and provided an election to waive deductions for purposes of determining base erosion payments, which we elected to apply to both 2018 and 2019.
The Tax Act legislation will continue to require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and changes, any of which could increase certain adverse impacts or other effects of the legislation. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our estimates, possibly materially, due to, among other items, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to current year earnings and tax estimates.
If we are unable to successfully take actions to manage the adverse impacts of the new tax legislation, or if additional interpretations, regulations, amendments or technical corrections exacerbate the adverse impacts or other effects of the legislation, the legislation could have a material adverse effect on our tax provision, effective tax rate, financial condition, results of operations and cash flows.
Failure to comply with applicable laws or other government regulations could result in liabilities, penalties or costs that could have a material adverse effect on our business.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state/provincial and local government levels in the countries in which we operate relating to, among other things:

•	the transportation, handling and delivery of fuel and fuel products;

•	the operation of fuel storage, blending and distribution facilities;

•	labor, employment and workplace safety;

•	environmental protection, carbon emissions and hazardous waste disposal;

•	consumer protection;

•	intellectual property;

•	data privacy and protection;

•	commodities trading, brokerage, derivatives and advisory services;

•	credit and payment card processing and payment services;

•	government contracting and procurement;

•	antitrust and competition;

•	anti-money laundering, financial services, and funds transmission; and

•	regulatory reporting and licensing.

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
We provide various products and services to customers, directly or through third parties on our behalf, including into-plane fueling at airports, fueling of vessels in port and at sea, on the ground fueling of customer storage tanks and vehicles, and transportation, delivery and storage of fuel and fuel products. Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks, including:

•	fires, collisions and other catastrophic disasters;

•	traffic accidents, injuries and loss of life;

•	spills, discharges, contaminations and other releases;

•	severe damage and destruction of property and equipment; and

•	loss of product and business interruption.

Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties and the properties of others. While we keep business continuity plans to address these types of contingencies, our failure to timely or properly implement these continuity plans could exacerbate the impact on the business. We generally maintain liability insurance for these types of events, however, such insurance may be insufficient to cover certain losses which may be in excess of coverage limits or outside the scope of the coverage. If we are held liable for any damages, and the liability is not adequately covered by insurance, our financial position and results of operations will be adversely affected. Furthermore, the occurrence of any of these events could result in negative media coverage and damage to our reputation, whether or not we were ultimately held financially liable for such event, which could adversely affect our business.
In addition, as we invest more heavily in physical assets in certain locations, our ability to quickly reposition our business in the event of a downturn in the economy of a particular geographic area where we have set up the physical assets becomes increasingly more difficult. Accordingly, we may be forced to incur significant costs in maintaining or even exiting a physical location, which would have an adverse effect on our results of operations.
Finally, some of our employees are represented by labor unions under collective bargaining agreements, including certain of our truck drivers that transport and deliver fuel and fuel-related products. Employees who are not currently represented by labor unions may seek union representation in the future, and any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Although we believe that our relations with our employees are good, if our unionized workers were to engage in a strike, work stoppage or other slowdowns in the future, we could experience a significant disruption of our operations. Such disruption could interfere with our ability to transport and deliver products on a timely basis and could have other negative effects, including decreased productivity and increased labor costs. A significant labor dispute with our own union employees, or by the union employees of third parties who provide services for our business, could have a material adverse effect on our results of operations and cash flows.
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
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally. Our business and future operating results could be harmed by a variety of factors, including, but not limited to:

•	trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;

•	the costs of hiring and retaining senior management for overseas operations;

•	difficulty in staffing and managing widespread operations, which could reduce our productivity;

•	changes in regulatory requirements, which may be costly and require significant time to implement;

•	laws restricting us from repatriating profits earned from our activities within foreign countries, including making distributions;

•	fluctuations in foreign currency exchange rates;

•	governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;

•	political risks, including changes in governments; and

•	terrorism, war, civil unrest and natural disasters and other weather-related events.

In particular, we operate in certain international markets which have been plagued by corruption and have uncertain regulatory environments, either of which could have a negative impact on our operations there. Furthermore, many countries in which we operate have historically been, and may continue to be, susceptible to recessions or currency devaluations.
Finally, the U.S. has instituted or proposed changes in trade policies that include the negotiation or termination of trade agreements, the imposition of higher tariffs on U.S. imports and other government regulations affecting trade between the U.S. and other countries. Recently, the Trump Administration negotiated a replacement trade deal for the North

American Free Trade Agreement (NAFTA) with Mexico and Canada, known as the United States-Mexico-Canada Agreement, which must be ratified by Canada before going into force. The Trump administration has also announced tariffs on certain products from China, and China has imposed tariffs in response to the actions of the U.S. If additional tariffs or trade restrictions are implemented by the U.S. or other countries, whether as retaliation or in connection with a global trade war, global trade may be significantly reduced, which can adversely affect the demand for our products and services. We cannot predict the magnitude of the impact to our business as a result of these or other proposed changes to trade policies and treaties, however, to the extent these actions intensify or continue for an extended period of time, they could adversely affect our business, financial condition and results of operations.
Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. In addition, any political instability, terrorist activity, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, may adversely affect us and our customers and may reduce the demand for our products and services.
Our business could also be adversely affected by increased merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services. For example, the shipping and aviation industries have gone through a period of significant consolidation, which has created a concentration of volume among a limited number of larger shipping companies and commercial airlines. Larger shipping companies and airlines often have greater leverage, are more sophisticated purchasers of fuel and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.
Finally, global health crises such as the coronavirus outbreak emanating from China at the beginning of 2020, can significantly impact us and our customers and suppliers. For example, airline and cruise travel as well as the global shipping and air cargo industries have been negatively impacted by the coronavirus outbreak due to increased travel restrictions and may be further adversely affected by an extended shutdown of various businesses in the affected region. In light of this operating environment, shipping companies that carry goods from China to the rest of the world may begin to significantly reduce the number of seaborne vessels as measures to stop the spread of the coronavirus negatively impacts the demand for transport of containerized goods. This in turn can adversely affect our sales of marine fuels to these shipping customers if many vessels sit idle or are taken out of service during the outbreak. If the outbreak continues for an extended period of time, the overall financial condition of some of our customers may deteriorate such that there is a greater risk of default on the amounts they may owe to us. Any additional political or governmental developments or health concerns in China or other countries in which we or our customers operate, could also result in further social, economic or labor instability. Accordingly, the effects of these uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
If we fail to provide products or services to our customers as agreed, it could adversely affect our business.The success of our business depends on our ability to purchase, sell and coordinate delivery of fuel and related services to our customers. Because we rely on the availability and supply of fuel and fuel related products and third parties, our business, sales and future operating results may be negatively impacted by a variety of factors, including, but not limited to:

•
political instability, natural disasters or weather-related events, transportation, terrorist activity, piracy, military action or other similar conditions or events disrupting the availability or supply of fuel;

•	reliance on a single or limited number of fuel suppliers in certain markets to sell us fuel on commercially reasonable terms;

•
selling fuel and other products that fail to meet contractual specifications agreed to with customers or required by law or regulation, such as non-compliance with the International Maritime Association's low sulfur fuel oil requirements that went into effect on January 1, 2020 ("IMO 2020");

•	substantial costs associated with enforcing our rights against suppliers; and

•
third parties we use to provide services to our customers, including into-plane fueling at airports, fueling of vessels in ports and at sea and delivering land-based fuel products, failing to perform in accordance with contractual terms.

If the fuel and other products we sell or the services we provide, either directly or through a third party, fail to meet the specifications we have agreed to with customers or are mandated by law or regulation, our relationship with our customers could be adversely affected and we could be subject to material claims and liabilities. We could also incur material liabilities if such products cause physical damage to a vessel or aircraft, bodily injury or result in other losses such that a customer initiates a claim or a lawsuit for which we settle or results in a decision against us. Also, adverse publicity about any allegations of contaminated products may negatively impact us, regardless of whether the allegations are true. Although most of our agreements with suppliers provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may be time-barred or otherwise insufficient to adequately cover the liability we incur and our ability to enforce such recourse may be limited or costly. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. Enforcing our rights against a local supplier in a foreign jurisdiction may be substantial and the ultimate outcome can be unpredictable. Any material liability in excess of any applicable insurance coverage could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We also use third parties to provide various services to our customers, including into-plane fueling at airports, fueling of vessels in ports and at sea and delivering land-based fuel products. The failure of these third parties to perform these services in accordance with contractual terms for any reason, such as their inability to supply specified fuel at the requisite time or an interruption of business because of weather, environmental or labor difficulties or political unrest, could affect our relationships with our customers and subject us to claims and other liabilities that could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our operations and financial results may be adversely impacted by climate change and the market and regulatory responses to climate change.
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit GHG emissions. These efforts have included consideration of cap-and-trade programs, carbon taxes, GHG reporting and tracking programs, and regulations that directly limit GHG emissions from certain sources. For instance, on September 10, 2018, California enacted SB-100, which requires California to transition to a fully renewable energy grid devoid of fossil fuels by 2045 and utility providers to generate 60% of their power from renewable sources by 2030. In the EU, there is a commitment to cut carbon dioxide emissions by at least 40% by 2030 and EU member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (‘‘EU ETS’’), which is a trading system across the EU for industrial emissions. The EU ETS is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs.

The adoption and implementation of any U.S. federal, state or local laws or regulations or foreign laws or regulations imposing obligations on, or further limiting emissions of GHGs could impose significant additional costs on us, our suppliers, our vendors, and our customers or could adversely affect demand for our energy products.  The potential increase in our operating costs could include additional costs to operate and maintain our facilities, such as installing new infrastructure or technology to respond to new mandates, or paying taxes related to our GHG emissions, among others. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, or restrict their use, may impact our sales of fuel products. Furthermore, increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could harm our reputation.

Finally, the potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic areas in which we operate. These may include changes in rainfall and storm patterns and intensities, hurricanes, changing sea levels, and changing temperatures that may impact the seasonality of our business, such as our heating oil business in the U.K. The occurrence of any of the foregoing factors could increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.
Advancements in technology that significantly reduce fuel consumption would adversely affect our business.
Fuel competes with other sources of energy, some of which are less costly on an equivalent energy basis. There have been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the U.S. and abroad. A number of automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. The more successful these alternatives become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our products and services and accordingly, our profitability. If our customers implement new technologies that increase fuel efficiency, it will likely result in decreased demand for the fuel products we provide. For example, commercial airlines are continuing to acquire more fuel-efficient planes to lower their operating costs. Accordingly, a significant increase in fuel efficiency across a large number of planes will result in a corresponding decrease in the demand for jet fuel, which would negatively impact our sales volume to airline customers.
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
A key element of our business strategy has been the growth of our business through acquisitions and strategic investments and divestitures. However, this growth strategy may place a strain on our management, operational and financial resources, as well as our information systems and expose us to additional business and operating risks and uncertainties, including:

•
our ability to effectively and efficiently integrate the operations, financial reporting, and personnel of acquired businesses and manage acquired businesses or strategic investments, while maintaining uniform standards and controls;

•	the diversion of management’s time and attention from other business concerns;

•	the potentially negative impact of changes in management on existing business relationships and other disruptions of our business;

•	the risks associated with entering into transactions or markets in which we may have no or limited direct prior experience;

•	the retention of key employees, customers or suppliers of the acquired businesses;

•
a decrease in our liquidity resulting from a material portion of our available cash or borrowing capacity being used to fund acquisitions and a corresponding increase in our interest expense or financial leverage if we incur additional debt to finance acquisitions;

•	the ability to integrate the IT systems and technology of acquired businesses into our existing infrastructure and manage those systems and technologies that cannot be effectively integrated;

•	the requirement to write down acquired assets in the event the acquired business or strategic investment is worth less than we paid for or invested in it;

•	capital expenditure requirements that exceed our initial estimates and impact the return on our investment;

•
the assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities associated with the acquired businesses, as well as no or limited indemnities from sellers or ongoing indemnity obligations to purchasers; and

•
the need to implement internal controls, procedures and policies appropriate for a public company at companies that before the acquisition may have lacked such formal controls, procedures and policies.

These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. Furthermore, these acquisitions or strategic investments may result in us incurring significant expenses or consummating potentially dilutive issuances of equity securities to fund the required capital investment. This could adversely affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations.
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
We continually assess the strategic fit of our existing businesses and seek the most cost-effective means and efficient structure to serve our customers and suppliers and respond to changes in the markets in which we operate. In line with this commitment, we have in the past and may, in the future, divest of certain non-core assets, exit lines of businesses that are not achieving the desired return on investment or generate low or highly variable economic value, or otherwise restructure certain of our operations to improve operating efficiencies, cost competitiveness and profitability. We have also engaged in various cost reduction initiatives and restructuring activities beginning in 2017 and throughout 2018 and 2019 and expect to continue to evaluate areas for additional restructuring and cost reduction opportunities, as well as potential divestitures.
We may not be able to achieve the level of benefit that we expect to realize from our past or future restructuring activities or divestitures. For example, we may be unable to produce returns on the reinvestment of proceeds that are greater than that of the divested activity. We may also materially alter various aspects of our business, or our business model, and we cannot provide any assurances that such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations. Further, these types of restructuring activities could result in unintended consequences such as diversion of our management and employees’ attention from ongoing business operations, business disruption, including as a result of any interconnectivity between our retained business and the one divested, attrition beyond any planned reduction in workforce, potential loss of key customers, inability to attract or retain key personnel and reduced employee productivity or morale, which could adversely affect our business. Finally, restructuring activities and divestitures may result in restructuring charges and material write-offs, including those related to goodwill and other intangible assets, as well as ongoing indemnity obligations to purchasers, any of which could have a material adverse effect on our results of operations and financial condition.
Our business is subject to extensive laws and regulations pertaining to environmental protection, health, safety and security that can result in material costs and liabilities.
Our business is subject to numerous federal, state, local and foreign environmental laws and regulations. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, remediation costs for natural resource damages as well as third-party damages. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. In our marine segment we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of an oil spill where the spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
In addition, increasingly stringent U.S. and foreign environmental laws and regulations have resulted and will likely continue to increase our operating costs. For example, compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel, pipeline or railcar; or fuel storage terminals or underground storage tanks that we own, lease or operate may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire businesses with more physical assets. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell. Although the ultimate impact of any regulations is difficult to predict accurately, the occurrence of any of the foregoing could have an adverse effect on our business or on the businesses of our customers.

Information technology (“IT”) failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.
We rely heavily on our computer systems, information technology and network infrastructure across our operations, particularly as we seek to grow our technology offerings, digitize our business and drive internal efficiencies. Despite our implementation of security and back-up measures, our technology systems are vulnerable to damage, disability or failures due to physical theft, fire, power loss, telecommunications failure, operational error, or other catastrophic events. Our technology systems, and those of third party service providers, are subject to cybersecurity attacks including malware, ransomware, computer viruses and other malicious software, social engineering attacks (such as phishing email attacks and impersonation), attempts to gain unauthorized access to our data, the unauthorized release, corruption or loss of our data, loss or damage to our data delivery systems, and other electronic security breaches. The techniques used to conduct cybersecurity attacks and breaches of IT systems, as well as the sources and targets of these attacks, change frequently and at times are not recognized until they have been in place for a period of time, which can exacerbate the effects of such attacks. In the event our systems and procedures for protecting against such attacks and mitigating such risks prove to be insufficient in the future, such attacks could have an adverse impact on our business and operations, including damage to our reputation and competitiveness, as well as subject us to significant remediation costs, litigation or regulatory actions, fines and penalties. In addition, as technologies evolve, and these cyber security attacks become more sophisticated, we may incur significant costs to upgrade or enhance our security measures to protect against such attacks and we may face difficulties in fully anticipating or implementing adequate preventive measures or mitigating potential harm.
Furthermore, due to the large number of transactions that run through our systems each day, significant system downtime, slow-down or denial of service and other cyber attacks, could have a material impact on our, and in the case of our technology offerings, our customers’, ability to conduct business, process and record transactions, make operational and financial decisions or damage our reputation with customers or suppliers, particularly in the event of billing errors or payment delays. While we have been increasing our use of cloud-based technology and computing platforms operated by third parties, if we are unable to continually and effectively upgrade our IT systems, our operations and our business will be negatively affected. In addition, if our use of these cloud services, or the third party service providers who operate them, is disrupted either due to system failures, or physical or electronic security breaches that lead to disruptions in our critical systems, or if the infrastructure which allows us to connect to the third party systems is interrupted, it could adversely impact our operations and our business. We also cannot guarantee that our third-party service providers will effectively protect and handle our IT systems infrastructure, which can result in disruptions to our business operations. Finally, we may not have adequate recourse against these third parties in the event they experience a cybersecurity attack or other security breach and our data is compromised.
In addition to our vulnerabilities, our reliance on email transmissions over public networks to process certain transactions exposes us to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, as well as to risks of online fraud and email scams. External parties may attempt to fraudulently induce employees, customers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. Past and future occurrences of such attacks could damage our reputation and our ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to litigation and require us to incur substantial expenses to address, remediate, and/or enhance the security measures we employ to resolve these issues. Any of the foregoing, if of sufficient magnitude, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We currently maintain insurance to protect against cybersecurity risks and incidents. However, insurance coverage may not be available in the future on commercially reasonable terms or at commercially reasonable rates. In addition, insurance coverage may be insufficient or may not cover certain of these cybersecurity risks and, even if available, the insurance proceeds received for any loss or damage may be insufficient to cover our losses or liabilities without adversely affecting our business, financial condition and results of operations.
The personal information that we collect may be vulnerable to breach, theft, loss or misuse that could increase operational costs, result in regulatory penalties and adversely affect our results of operation and financial condition.
In connection with various businesses we operate, including our transaction management and payment processing businesses, we have access to sensitive, confidential or personal data or information from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which may be subject to privacy and security laws, regulations and customer-imposed controls. In the ordinary course of business, we collect, process, transmit and retain sensitive information regarding these parties. Despite our efforts to protect this information, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data and programming and human errors that could potentially lead to such information being compromised.

There has been increased public attention regarding the use of personal information and data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The law in these areas continues to develop and the changing nature of privacy laws in the U.S., the European Union (“E.U.”) and elsewhere could impact our processing of this sensitive, personal information, including requiring us to make costly changes to our IT systems to properly protect the information. In 2018, the E.U.’s General Data Protection Regulation (“GDPR”) went into effect, which imposes strict rules on controlling and processing customer data originating from the E.U. with significant fines and sanctions for violations. We have substantial operations in the

E.U. and are therefore subject to these heightened standards. Similarly, the State of California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), effective January 1, 2020, which grants certain rights to California residents with respect to their personal information and requires companies take certain actions, including notifications for certain security incidents. As interpretation and enforcement of the CCPA evolves, it may create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that could have an adverse effect on our financial condition and results of operations.

We expect that there will continue to be new laws, regulations and industry standards concerning data privacy and data protection in the U.S., the EU and other jurisdictions. While we cannot yet determine the full impact such laws, regulations, and interpretations may have on our business, our failure to adequately protect personal information could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. We have taken steps to address the requirements of GDPR, CCPA and other data privacy regulations applicable to our operations, including implementing enhanced network security and internal control measures, however, these steps may not prevent data security breaches and any significant data security breach could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.

Our international operations subject us to a number of international trade control, anti-money laundering and anti-corruption laws, particularly from the U.S. and U.K., which can impose substantial compliance costs and subject us to civil or criminal penalties for non-compliance.
Our global operations are subject to anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and, in certain circumstances, the U.K. Bribery Act 2010 (“Bribery Act”), anti-money laundering laws, international trade controls, and antitrust and competition laws. The FCPA prohibits us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business. Where applicable, the Bribery Act prohibits public and commercial bribery both in the U.K. and internationally.

As part of our business, we regularly deal with state-owned enterprises whose employees may be considered government officials under applicable anti-corruption laws. In addition, some of the international jurisdictions in which we operate lack a developed legal system and have higher than normal levels of corruption. Our activities in these countries may increase the risk of improper payment demands made to, or offers made by, one of our employees or other parties acting on our behalf, and the rejection of demands to make such improper payments may also negatively impact our activities in those countries. The risk of enforcement has also grown beyond the U.S. and the U.K. as more and more countries that we operate in have passed laws in recent years targeting bribery and corruption and with global authorities prioritizing enforcement, resulting in significant fines and penalties

International trade controls, including economic sanctions such as those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”), export controls and anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex and continually changing. Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. These business dealings currently represent an immaterial amount of our consolidated revenue and income and are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. However, as a result of the above activities, we are exposed to a heightened risk of violating trade control regulations, which could result in significant penalties.

We have established policies and procedures designed to assist with our compliance with these laws and regulations and maintaining and enhancing our policies and procedures in response to changing laws and regulations or business circumstances can be costly and place restrictions on our operations. Furthermore, such policies and procedures may not always prevent us, our employees, third parties or agents from violating these laws and regulations. Violations are punishable by fines and expose us and/or employees to criminal sanctions and civil suits and subject us to other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, revocations or restrictions of licenses. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows. Furthermore, violations could also cause an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit. Any of the foregoing events could therefore adversely affect our business, financial condition, results of operations and cash flows.

Our business is subject to seasonal variability, which has caused our revenues and operating results to fluctuate and can adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and for aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results for the second and third quarters of the year tend to be the strongest for our aviation segment and our results for the fourth and first quarters of the year tend to be the strongest for our land segment. However, extreme or unseasonable weather conditions can substantially reduce the demand for our products and services or significantly increase the prices of the fuel products we sell which can, in turn, adversely impact our results of operations. For example, in the first half of 2019, unseasonably warm winter weather in the U.S. and U.K. adversely impacted our results. Furthermore, we cannot provide any assurances that the seasonal variability will continue in future periods. Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for such quarter the following year or for the full fiscal year. These seasonal fluctuations in our quarterly operating results can therefore adversely affect the market price of our shares.
The U.K.’s withdrawal from the E.U. could harm our business and financial results.
We have substantial operations in the U.K., particularly in our land segment. On June 23, 2016, the U.K. held a referendum in which British voters approved an exit from the E.U., commonly referred to as “Brexit”. On January 31, 2020, the U.K. finally exited the E.U. pursuant to the terms of a withdrawal agreement concluded between the U.K. government and the E.U. Council (the “Withdrawal Agreement”). The Withdrawal Agreement allows for a transition period through December 31, 2020, during which the U.K.’s trading relationship with the E.U. will remain largely unchanged and the U.K. and the E.U. will continue to negotiate the terms of their ongoing relationship. Accordingly, uncertainty remains over the U.K.’s future relationship with the E.U. after 2020.
We face risks associated with the potential uncertainty and consequences that may follow Brexit, including potential disruption of our supply chains and the free movement of goods, services and people between the U.K. and the E.U and adverse changes to tax benefits or liabilities in these or other jurisdictions. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to certain licenses or other rights granted to us under E.U. laws, as the U.K. determines which E.U. laws to replace or replicate. Finally, concern over the implications of Brexit have caused, and may continue to cause, volatility in global stock markets, currency exchange rate fluctuations and global economic uncertainty. Any of these effects of Brexit, among others, could have a material adverse impact on our results of operations, financial condition and cash flows.
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
We enter into financial derivative contracts primarily to mitigate the risk of market price fluctuations in fuel products, to offer our customers fuel pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fuel price and exchange rate fluctuations may be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g. heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location experiences a divergence to historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g. hurricanes) and is not correlated to the underlying hedges when compared to historical prices.
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
Finally, in addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to the large commercial airlines, shipping companies and commercial and industrial users. In recent years, a low fuel price environment has caused many major oil companies to remain in or re-enter the downstream markets. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to increase their direct marketing to compete with us or provide less advantageous price and credit terms to us than to our fuel reseller competitors.

Our failure to comply with the requirements of our Credit Facility and Term Loans could adversely affect our operating flexibility.
We have the ability to borrow money pursuant to a Credit Facility and Term Loans, which we amended on July 23, 2019, to among other things, (i) increase our borrowing capacity to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) modify and extend the final maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility. Our Credit Facility and Term Loans impose certain operating and financial covenants on us, which, among other things, restrict our ability to (i) pay dividends or make certain other restricted payments, (ii) incur additional debt, (iii) create liens, (iv) sell assets, and (v) engage in mergers or acquisitions. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following table sets forth our principal properties, the majority of which are leased, as of February 21, 2020. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2020 in any material respect.
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
PROPERTIES

Location	Principal Use	Lease Expiration

9800 Northwest 41st Street Miami, FL 33178, USA	Executive, administrative, operations and sales office for corporate, aviation, land and marine segments	August 2031

62 Buckingham Gate London, United Kingdom SW1E 6AJ	Administrative, operations and sales office for aviation, land and marine segments	June 2028

238A Thompson Road #08-01/10 Novena Square Tower A Singapore 307684	Administrative, operations and sales office for aviation and marine segments	March 2023

Office No. 2003, Swiss Tower Plot No. Y3, Jumeirah Lakes Towers Dubai, United Arab Emirates	Sales and marketing office for aviation and marine segments	March 2022

Praia do Flamengo, 200, 22nd floor Rio de Janeiro, Brazil 22210 030	Administrative, operations and sales office for aviation, land and marine segments	November 2021

Forum 2, Building N, Level 4, Radial Santa Ana Belén (Lindoral), Pozos, Santa Ana San José, Costa Rica	Administrative, operations and sales office for aviation and marine segments	December 2024

605 North Highway 169, Suites 1100 & 1200 Plymouth, MN 55441, USA	Administrative, operations and sales office for land segment	June 2023

25 Mill Street Parish, NY 13131, USA	Administrative, operations and sales office for aviation segment	April 2025

Strommen 6 9400 Norresundby, Denmark	Administrative, operations and sales office for aviation and land segments	Month-to-month

6000 Metcalf Avenue Overland Park, KS 66202, USA	Administrative, operations and sales office for land segment	August 2024

8650 College Boulevard Overland Park, KS 66210, USA	Administrative, operations and sales office for aviation, land and marine segments	August 2024

Causeway End, Brinkworth, Chippenham SN15 5DN, United Kingdom	Administrative, operations and sales office for land segment	Owned

300 Flint Ridge Road Webster, Texas 77598, USA	Administrative, operations and sales office for aviation segment	Owned

Fantoftvegen 38, 5072 Bergen, Norway	Administrative, operations and sales office for land segment	November 2023

2320 Milwaukee Way, Tacoma, Washington 98421, USA	Administrative, operations and sales office for land segment	June 2026

4920 Southern Boulevard Virginia Beach, VA 23462, USA	Administrative, operations and sales office for land segment	Owned

1B North Mole Road (C.P. No. 1360) Gibraltar	Administrative, operations and sales office for marine segment	May 2021

Lange Kleiweg 28, 8th Floor Rijswijk, Netherlands 2228	Administrative, operations and sales office for aviation, land and marine segments	September 2022

Item 3. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. "Note 9. Commitments and Contingencies" and "Note 11. Income Taxes" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report for additional details regarding certain tax matters.
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

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 31, 2019, the closing price of our stock on the NYSE was $43.42.
As of February 21, 2020, there were 247 shareholders of record of our common stock.
Cash Dividends
The following table sets forth the amount, the declaration date, record date and payment date for each quarterly cash dividend declared in 2019 and 2018:

	Per Share Amount	Declaration Date	Record Date	Payment Date
2019
First quarter	$0.0600	March 8, 2019	March 22, 2019	April 12, 2019
Second quarter	0.1000	May 29, 2019	June 10, 2019	July 5, 2019
Third quarter	0.1000	September 10, 2019	September 25, 2019	October 11, 2019
Fourth quarter	0.1000	November 22, 2019	December 20, 2019	January 10, 2020

2018
First quarter	$0.0600	March 1, 2018	March 16, 2018	April 6, 2018
Second quarter	0.0600	May 24, 2018	June 8, 2018	July 6, 2018
Third quarter	0.0600	September 6, 2018	September 21, 2018	October 12, 2018
Fourth quarter	0.0600	November 30, 2018	December 14, 2018	January 7, 2019
We have historically paid quarterly cash dividends. Dividend payments are dependent upon our results of operations, financial condition, cash requirements, and other factors deemed relevant by our Board of Directors. Our Credit Facility restricts the payment of cash dividends to a maximum of the sum of (i) $100.0 million, plus (ii) 50% of the cumulative consolidated net income for each fiscal quarter beginning with the fiscal quarter ended March 31, 2016, plus (iii) 100% of the net proceeds of all equity issuances made after October 2013. If the foregoing maximum has been reached, we may still pay cash dividends so long as both before and after giving effect to such dividend payment, no event of default (as defined in the Credit Facility) has occurred and our Consolidated Total Leverage Ratio (as defined in the Credit Facility) does not exceed 2.5 to 1.

For additional information regarding our Credit Facility and Term Loans, see "Note 8. Debt, Interest Income, Expense and Other Finance Costs" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" and “Liquidity and Capital Resources” in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this 2019 10-K Report.
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2014 through December 31, 2019. The cumulative return includes reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2019 - 10/31/2019	—	$—	—	$114,580,349
11/1/2019 - 11/30/2019	—	—	—	114,580,349
12/1/2019 - 12/31/2019	—	—	—	114,580,349
Total	—	$—	—	$114,580,349

(1)
These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)
In October 2017, our Board of Directors ("Board") approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100 million in common stock (the “Repurchase Program”).  In May 2019, our Board approved a $100 million increase to the Repurchase Program, increasing the available authorization remaining to approximately $150 million. The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of December 31, 2019, $114.6 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

For information on repurchases of common stock for the first three quarters of 2019, see the corresponding Quarterly Reports on Forms 10-Q.

Item 6. Selected Financial Data
The following selected consolidated financial data should be read in conjunction with "Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto within "Part IV. Item 15." and other financial data and "Part IA. Risk Factors” included elsewhere in this 2019 10‑K Report. The historical results are not necessarily indicative of the operating results to be expected in the future. All financial information presented has been prepared in U.S. dollars and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”).
WORLD FUEL SERVICES CORPORATION AND SUBSIDIARIES
SELECTED CONSOLIDATED FINANCIAL DATA
(In millions, except earnings and dividends per share data)

	For the Year ended December 31,
	2019	2018	2017	2016	2015
Revenue	$36,819.0	$39,750.3	$33,695.5	$27,015.8	$30,381.4
Cost of revenue	35,707.0	38,731.8	32,763.3	26,116.8	29,520.4
Gross profit	1,112.0	1,018.5	932.2	899.0	861.0
Operating expenses	812.3	758.8	886.6	710.1	615.3
Income from operations	299.7	259.7	45.6	188.9	245.7
Non-operating expenses, net	(62.4)	(74.8)	(66.7)	(46.7)	(27.9)
Income (loss) before income taxes	237.3	184.9	(21.1)	142.1	217.7
Provision for income taxes	56.2	55.9	149.2	15.7	47.2
Net income (loss) including noncontrolling interest	181.1	129.0	(170.3)	126.4	170.5
Net income (loss) attributable to noncontrolling interest	2.2	1.3	(0.1)	—	(3.9)
Net income (loss) attributable to World Fuel	$178.9	$127.7	$(170.2)	$126.5	$174.5
Basic earnings (loss) per common share	$2.71	$1.89	$(2.50)	$1.82	$2.49
Basic weighted average common shares	66.1	67.4	68.1	69.3	70.2
Diluted earnings (loss) per common share	$2.69	$1.89	$(2.50)	$1.81	$2.47
Diluted weighted average common shares	66.5	67.7	68.1	69.8	70.7
Cash dividends declared per common share	$0.36	$0.24	$0.24	$0.24	$0.24

	As of December 31,
	2019	2018	2017	2016	2015
Cash and cash equivalents	$186.1	$211.7	$372.3	$698.6	$582.5
Accounts receivable, net	2,891.9	2,739.6	2,705.6	2,344.0	1,812.6
Total current assets	4,170.1	3,974.8	3,940.4	3,836.7	3,246.0
Total assets	5,992.4	5,676.9	5,587.8	5,412.6	4,525.3
Total current liabilities	3,162.4	2,935.9	2,718.6	2,182.7	1,754.2
Total long-term liabilities	936.1	909.3	1,131.3	1,290.1	865.3
Total equity	1,893.9	1,831.6	1,738.0	1,940.0	1,905.9

(1)
We completed an asset acquisition, and asset and business dispositions in 2019, which were not material individually or in the aggregate. The financial position and results of operations of any acquisitions have been included in our consolidated financial statements since their acquisition date.

(2)
We completed one acquisition in 2018 which was not material. The financial position and results of operations of this acquisition have been included in our consolidated financial statements since its acquisition date.

(3)
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

(5)
In 2016, we acquired the assets of certain ExxonMobil affiliates in Canada, France, and the U.K., as well as all of the outstanding stock of PAPCO, Inc. and Associated Petroleum Products, Inc. We also completed six additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(6)	Certain prior period amounts have been revised to reflect the impact of adjustments made to our provision for income taxes.

(7)
In 2015, we acquired all the outstanding stock of Pester Marketing Company and completed four additional acquisitions which were not material, individually or in the aggregate. The financial position and results of operations of these acquisitions have been included in our consolidated financial statements since their respective acquisition dates.

(8)
For years 2019, 2018, 2017, 2016, and 2015, respectively, operating expenses included total non‑cash compensation costs associated with share‑based payment awards of $22.4 million, $7.7 million, $21.2 million, $19.3 million, and $17.0 million; and for the same years, respectively, intangible amortization expense of $32.9 million, $35.9 million, $41.9 million, $39.7 million, and $30.4 million.

(9)
For years 2019, 2018, 2017, 2016, and 2015, respectively, we repurchased 2.1 million shares of common stock for an aggregate value of $65.4 million, 0.7 million shares of common stock for an aggregate value of $20.0 million, 1.7 million shares of our common stock for an aggregate value of $61.9 million, 1.0 million shares of our common stock for an aggregate value of $41.2 million, and 1.6 million shares of our common stock for an aggregate value of $70.5 million.

(10)
On January 1, 2019, we recognized right of use assets of $167.3 million and lease liability of $173.6 million as a result of the adoption of the new accounting standard for leases (ASC 842), impacting total assets and total current and long-term liabilities. As we used the modified retrospective approach, the prior period amounts have not been restated.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with “Part II. Item 6. Selected Financial Data,” and with the accompanying consolidated financial statements and related notes thereto appearing within "Part IV. Item 15." in this 2019 10‑K Report. The following discussion may contain forward‑looking statements, and our actual results may differ materially from the results suggested by these forward‑looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward‑ looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”
We have elected to omit in this 2019 10‑K Report, discussion on the earliest of the three years covered by the consolidated financial statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2018 (herein incorporated by reference), filed with the SEC on March 1, 2019, for management's discussion of the fiscal year ended December 31, 2017.

Business Overview

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment for natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in consumer demand, including sustainability offerings and renewable fuel products.
The overall aviation market has been strong, benefiting from growth in global passenger demand, and global airline profitability levels have been healthy. Our aviation segment has benefited from growth in our fuel-related services offerings, as well as our improving logistics capability and we have expanded our aviation fueling operations footprint into additional international airport locations. Our aviation segment has also benefited from continued strong sales to NATO in Afghanistan, which account for a material portion of our aviation segment's profitability. The current contract for these sales to NATO has been renewed through December 2020 and has two additional one-year renewal options at NATO's discretion. While our government-related operations remain strong, global events and military-related activities, as well as the level of troop deployments, can cause our government customer sales to vary significantly from period to period and materially impact our results of operations. Recently, the U.S. government has announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan.  The timing, extent and impact of any such withdrawal is currently uncertain.
Our land segment has grown primarily through acquisitions as we seek to build out our land fuel distribution capabilities in the U.S. and the U.K. Recently, our land segment has been negatively impacted by our decision to reposition the portfolio and reduce certain supply and trading activities which were not generating a sufficient or predictable economic return as a result of market conditions. In addition, our operating results in the U.S. and U.K. are impacted by weather conditions and accordingly, unseasonably warm weather has adversely impacted our year-to-date results in 2019. Meanwhile, our land segment has continued to benefit from strong sales to NATO in Afghanistan, however, these sales can also be significantly impacted by global events and military-related activities, as well as the level of troop deployments as described above. We continue to focus on supplying more sustainable end-user demand to provide greater leverage and ratability in our operating model, as well as driving operational excellence and improving our technology platform to reduce transaction processing costs.

Our marine segment results have also been strong in recent periods despite challenging conditions within the global shipping and offshore exploration markets. We believe overall volumes in our marine segment have stabilized and higher average fuel prices, combined with our focus on prudent credit risk management and cost management, have improved profitability. The implementation of mandatory fuel standards, such as IMO 2020 that became effective on January 1, 2020, resulted in certain supply imbalances and price volatility in 2019 that has positively impacted our results in recent quarters. We believe that these changes in the regulatory landscape will provide additional opportunities for us to create value-added solutions for our customers and further enhance profitability.

Finally, the coronavirus outbreak emanating from China at the beginning of 2020 may significantly impact our customers and reduce fuel demand. For example, airline and cruise travel as well as the global shipping and air cargo industries have been negatively impacted by the coronavirus outbreak due to increased travel restrictions and may be further adversely affected by an extended shutdown of various businesses in the affected regions. Additionally, the financial condition of some of our customers may be negatively impacted, resulting in increased credit risk. While we have not yet experienced a material negative impact from the outbreak, if the actions being taken to contain its spread continue for an extended period of time, our business and that of our customers could be adversely affected.
We continue to focus on rationalizing our operating model and portfolio of businesses to gain efficiencies through various initiatives that are ongoing throughout the company. We have been investing in automation and technology throughout our businesses, which we expect will ultimately enhance our value proposition while lowering our cost, reducing cycle time and improving scalability. Furthermore, we also recently completed a restructuring plan designed to streamline the organization and reallocate resources to align more effectively our organizational structure and costs with our ultimate strategy to improve operating efficiencies. The restructuring program involved rationalizing non-core businesses and investments, refining our organizational structure, as well as exiting certain business activities and seeking opportunities to reinvest in our core businesses to improve scalability. We will continue to focus on investing in activities with sustainable revenue and adequate returns while also seeking to manage our working capital and inventory in a volatile fuel price environment.

Reportable Segments

We operate in three reportable segments consisting of aviation, land and marine. In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, fractional operators, and government customers. In our land segment, we offer fuel, lubricants, power and natural gas solutions and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers. Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.
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
Selected financial information with respect to our business segments is provided in "Note 13. Business Segments, Geographic Information and Major Customers" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report.

Results of Operations

2019 compared to 2018
Revenue. Our revenue for 2019 was $36.8 billion, a decrease of $2.9 billion, or 7.4%, as compared to 2018. Our revenue during these periods was attributable to the following segments (in millions):

	2019	2018	$ Change
Aviation segment	$18,479.5	$19,119.7	$(640.2)
Land segment	10,280.9	11,381.1	(1,100.1)
Marine segment	8,058.5	9,249.5	(1,191.0)
Total	$36,819.0	$39,750.3	$(2,931.3)
Revenues in our aviation segment were $18.5 billion for the year ended 2019, a decrease of $0.6 billion, or 3.3% as compared to 2018. The decrease in aviation revenues was driven principally by lower average jet fuel prices per gallon sold during the year ended 2019, where the average price per gallon sold was $2.05, as compared to $2.33 in 2018. The decrease in average price per gallon was partially offset by higher volumes sold during the period, and primarily attributable to growth in our international fueling operations in Europe and Mexico. Total volumes in our aviation segment for the year ended 2019 were 8.5 billion gallons, an increase of 3.7%, as compared to 2018.

Revenues in our land segment were $10.3 billion for the year ended 2019, a decrease of $1.1 billion, or 9.7%, as compared to 2018. Lower average fuel prices influenced the overall decrease in land revenues during the year ended 2019, where the average price per gallon sold was $1.87, as compared to $2.04 in 2018. Volumes in our land segment for the year ended 2019 were 5.5 billion gallons, a decrease of 2.5%, as compared to 2018. The decrease in volumes was driven principally by our decision to reposition the portfolio and exit certain non-core supply and low-margin trading activities in North America, which were not generating a sufficient economic return.
Revenues in our marine segment were $8.1 billion for the year ended 2019, a decrease of $1.2 billion, or 12.9%, as compared to 2018.  The decrease in revenues was driven primarily by lower volume sold in 2019. Volumes in our marine segment for the year ended 2019 were 20.9 million metric tons, a decrease of 2.8 million metric tons or 11.9%, from 2018, driven principally by our decision to discontinue certain low margin, low return activities in Asia. The average bunker price per metric ton sold was $385.49, as compared to $390.00 in 2018, mostly flat year-over-year.
Gross Profit. Our gross profit for the year ended 2019 was $1.1 billion, an increase of $93.4 million, or 9.2%, as compared to 2018. Our gross profit was attributable to the following segments (in millions):

	2019	2018	$ Change
Aviation segment	$551.6	$507.8	$43.8
Land segment	378.9	364.9	13.9
Marine segment	181.5	145.8	35.7
Total	$1,112.0	$1,018.5	$93.4
Our aviation segment gross profit for the year ended 2019 was $551.6 million, an increase of $43.8 million, or 8.6%, as compared to 2018. The increase in aviation gross profit was primarily due to further growth in our government-related operations. Continued strength in our core commercial and business aviation activities, as well as our fuel-related services and technology offerings, was largely offset by the negative impact of declining market prices during 2019 as compared to 2018.
Our land segment gross profit for the year ended 2019 was 378.9 million, an increase of $13.9 million, or 3.8%, as compared to 2018. The increase in land segment gross profit was primarily attributable to growth in our government-related operations, Multi Service payment solutions business and Kinect global energy services platform, partly offset by weather-related decreases in the U.K.
Our marine segment gross profit for the year ended 2019 was $181.5 million, an increase of $35.7 million, or 24.5%, as compared to 2018. The gross profit increase was principally driven by stronger performance in our core resale operations.
Operating Expenses. Total operating expenses for 2019 were $812.3 million, an increase of $53.5 million, or 7.0%, as compared to 2018. The following table sets forth our expense categories (in millions):

	2019	2018	$ Change
Compensation and employee benefits	$470.4	$442.1	$28.3
General and administrative	322.2	299.6	22.6
Restructuring charges	19.7	17.1	2.6
Total	$812.3	$758.8	$53.5
The total increase in operating expenses was primarily due to higher employee incentive compensation costs as a result of improved operating performance, as well as increases in software subscription services fees, card processing fees, depreciation expense, professional services fees, and data center costs.

Income (loss) from Operations. Our income from operations for 2019 was $299.7 million, an increase of $40.0 million, or 15.4%, as compared to 2018. Income from operations during these periods was attributable to the following segments (in millions):

	2019	2018	$ Change
Aviation segment	$283.9	$250.6	$33.3
Land segment	55.0	47.8	7.1
Marine segment	67.1	37.8	29.3
	406.1	336.3	69.8
Corporate overhead - unallocated	106.4	76.6	29.8
Total	$299.7	$259.7	$40.0
Our income from operations, including unallocated corporate overhead, for the year ended 2019 was $299.7 million, an increase of $40.0 million, or 15.4%, as compared to 2018, and includes $3.4 million of operating income, which was recorded during the quarter ending March 31, 2019, to correct an item that should have been recognized in 2018. The improved operating income was primarily the result of higher profitability across all three reporting segments, offset by a write-off of certain information technology-related assets.
Income from operations in our aviation segment for the year ended 2019 was $283.9 million, an increase of $33.3 million as compared to 2018. Our aviation segment benefited from higher profitability in our government-related operations and continued strength in our core commercial and business aviation activities, as well as our fuel-related services and technology offerings, partially offset by an increase in employee benefits and general and administrative costs.
In our land segment, income from operations for the year ended 2019 was $55.0 million, an increase of $7.1 million as compared to 2018. The improved profitability was driven primarily by growth in our government-related operations, as well as Kinect, our global energy services offering. The growth in profitability was partially offset by increases in employee benefits and provision for bad debt.
Our marine segment income from operations for the year ended 2019 was $67.1 million, an increase of $29.3 million as compared to 2018, driven by higher profitability from the core resale business, partially offset by an increase in incentive compensation, employee benefits and general and administrative costs.
Non-Operating Expenses, net. We had non-operating expenses of $62.4 million and $74.8 million for the year ended 2019 and 2018, respectively. The decrease of $12.4 million as compared to 2018 was driven principally by gains on the disposal of our non-core propane businesses in the land segment.
Income Taxes. For the year ended 2019, our effective income tax rate was 23.7%, and our income tax provision was $56.2 million, as compared to an effective income tax rate of 30.2% and an income tax provision of $55.9 million in 2018. The lower effective income tax rate for 2019, as compared to 2018, resulted principally from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates and certain one-time benefit related impact to GILTI, foreign currency statutory adjustments, and favorable effect on the adoption of the BEAT proposed regulations issued during the fourth quarter of 2019.

Net Income and Diluted Earnings per Common Share. Our net income for the year ended 2019 was $178.9 million as compared to net income of $127.7 million in 2018. Diluted earnings per common share for the year ended 2019 was $2.69 per common share as compared to diluted earnings per common share of $1.89 in 2018.
Our net income for the year ending December 31, 2019 includes a net discrete tax benefit of $6.6 million ($3.2 million recorded in March 2019 and $3.5 million in September 2019) with respect to foreign tax filings and $3.4 million of operating income ($2.3 million after-tax) recorded in March 2019. All of which should have been recognized in prior periods. Excluding these misstatements, which we have determined were not material to the three months ending March 31, 2019, three and nine months ending September 30, 2019 and 2018 nor to the years ending December 31, 2019 and 2018, our net income would have been $169.9 million, or $2.56 per diluted common share for the year ending December 31, 2019.

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

We believe that our cash and cash equivalents as of December 31, 2019 and available funds from our Credit Facility, together with cash flows generated by operations, remain sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and to the extent this information proves to be inaccurate, or if circumstances change, future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2019, 2018 and 2017 (in millions). For additional details, please see the consolidated statements of cash flows.

	2019	2018	2017
Net cash provided by (used in) operating activities*	$228.8	$(182.5)	$(133.6)
Net cash provided by (used in) investing activities*	(50.5)	286.0	158.7
Net cash used in financing activities	(204.9)	(257.1)	(361.6)
*The adoption of ASU 2016-15 resulted in operating cash flow decreases and investing cash flow increases of $369.8 million, and $338.8 million for the years ended December 31, 2018 and 2017.
2019 compared to 2018
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

Operating Activities. Net cash provided by operating activities in 2019 was $228.8 million as compared to $182.5 million used in 2018. The $411.2 million increase in cash provided by operating activities was primarily due to year-over-year changes in accounts receivable and payable. Cash used resulting from changes in accounts receivable decreased by $281.1 million, mainly impacted by higher cash collections and the adoption of Accounting Standards Update 2016-15 that resulted in a decrease in the amount classified as operating activity in 2018. Cash provided by changes in accounts and transaction taxes payable increased by $37.9 million, primarily due to the timing of payments.
Investing Activities. Net cash used in investing activities in 2019 was $50.5 million as compared to net cash provided by investing activities of $286.0 million in 2018. The $336.5 million decrease in cash from investing activities was principally due to a reduction in cash receipts provided by retained beneficial interests in accounts receivable sales resulting from the adoption of Accounting Standards Update 2016-15, partially offset by proceeds received from the sale of our propane business.
Financing Activities. Net cash used in financing activities in 2019 was $204.9 million as compared to $257.1 million in 2018. The $52.2 million decrease in net cash used was primarily due to a $140.4 million decrease in net repayment of debt under our credit facility in 2019 as compared to 2018, partly offset by a $32.7 million acquisition of noncontrolling interest in a consolidated subsidiary and a $45.4 million increase in cash used for common stock repurchases.

Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2019 and 2018, we had cash and cash equivalents of $186.1 million and $211.7 million, respectively. Our primary uses of cash and cash equivalents are to make strategic investments, primarily acquisitions, and to purchase inventory. We are provided unsecured trade credit by nearly all of our suppliers for our fuel purchases; however, a small number of suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel that we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. In July 2019, we amended our Credit Agreement to, among other things, (i) increase the borrowing capacity of the Credit Facility to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) extend the maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility.
Our Credit Agreement, as amended through December 31, 2019, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. In addition, as of December 31, 2019 and 2018, we had $515.6 million and $514.8 million in Term Loans outstanding, respectively.
We had outstanding borrowings under our Credit Facility totaling $55.0 million and $170.0 million as of December 31, 2019 and 2018, respectively. Our issued letters of credit under the Credit Facility totaled $4.3 million and $4.1 million as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, the unused portion of our Credit Facility was $1.2 billion and $985.9 million, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2019, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
Our liquidity, consisting of cash and cash equivalents and availability under the Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers as well as commodity prices. Availability under our Credit Facility is principally limited by the ratio of adjusted total debt to adjusted EBITDA, as defined in the agreement, which limits the total amount of indebtedness we may incur to not more than 3.75 to 1. Accordingly, our availability under the Credit Facility may fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2019, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2019 and 2018, our outstanding letters of credit and bank guarantees under these credit lines totaled $375.2 million and $303.6 million respectively. We also have RPAs that allow for the sale of our accounts receivable. Under the RPAs, sold accounts receivable which remained outstanding at December 31, 2019 and 2018, were $405.9 million and $508.2 million, respectively.
Short-Term Debt. As of December 31, 2019, our short-term debt of $54.1 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, finance lease obligations, and a secured borrowing associated with the transfer of tax receivables.
Contractual Obligations and Off‑Balance Sheet Arrangements
Our contractual obligations and off‑balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off‑balance sheet arrangements, see "Note 8. Debt, Interest Income, Expense and Other Finance Costs" and "Note 9. Commitments and Contingencies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report.
Contractual Obligations
Debt and Interest Obligations. These obligations include principal and interest payments on fixed‑rate and variable‑rate, fixed‑term debt based on the expected payment dates.
Other Obligations. These obligations primarily consist of deferred compensation arrangements.
Unrecognized Income Tax Liabilities. As of December 31, 2019, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $83.9 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
As of December 31, 2019, our contractual obligations were as follows (in millions):

	Total	< 1 year	1-3 years	3-5 years	> 5 years
Debt and interest obligations	$760.2	$82.0	$106.9	$568.7	$2.7
Operating lease obligations	197.6	43.7	87.5	16.3	50.1
Finance lease obligations	20.4	4.8	10.0	1.8	3.8
Employment agreement obligations	0.9	0.9	—	—	—
Derivatives obligations	54.1	50.3	3.8	—	—
Purchase commitment obligations	73.6	57.2	16.3	—	—
Other obligations	5.5	0.6	1.7	1.3	1.9
Total	$1,112.3	$239.5	$226.2	$588.1	$58.5
Additionally, we have certain purchase contracts, that run through 2026, under which we agreed to purchase annually between 1.79 million barrels and 2.02 million barrels of aviation fuel at future market prices.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2019, we had issued letters of credit and bank guarantees totaling $379.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.

Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $53.1 million as of December 31, 2019.
Critical Accounting Policies and Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements included elsewhere in this 2019 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, bad debt, goodwill and identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other significant accounting policies, see "Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report.
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

Historical payment trends may not be an accurate indicator of current or future creditworthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2019 10‑K Report.

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
Goodwill is evaluated for impairment at the reporting unit level and is initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Such events or circumstances could include limited market volatility, which adversely impacts our supply and trading activities, or material and sustained adverse changes in macroeconomic conditions or in the industries and markets where we operate, overall financial performance, and our market capitalization, among others. Management conducts an impairment test as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, as further described below. Based on the quantitative impairment test as of December 31, 2019, there were no impairments recorded for any of our reporting units.
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
Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, significantly changed the U.S. Internal Revenue Code, by, among other things, reducing the U.S. corporate income tax rate, modifying or repealing many business deductions and credits, adopting elements of a territorial tax system, taxing global intangible low-taxed income (“GILTI”), assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax (“BEAT”) provisions. Several final and proposed regulations were issued during 2019 regarding BEAT, foreign tax credits, and GILTI, among other areas. For example, the Treasury Department released final and proposed regulations regarding BEAT on December 2, 2019 and provided an election to waive deductions for purposes of determining base erosion payments, which we elected to apply to both 2018 and 2019.
Because of the complexity of the GILTI tax rules effective in 2018, we previously evaluated this provision of the Tax Act and the application of ASC 740, Income Taxes. Under US GAAP, we made an accounting policy choice to treat taxes due on future US GILTI inclusions as a current period expense when incurred (the "period cost method").
The Tax Act legislation will continue to require further interpretations and implementing regulations by the IRS, as well as state tax authorities, and the legislation could be subject to potential amendments and changes, any of which could increase certain adverse impacts or other effects of the legislation. The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from our estimates, possibly materially, due to, among other items, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to current year earnings and tax estimates.
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
We determine if an arrangement is a lease at its inception. Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Assessing whether we have obtained the right to substantially all of the economic benefits and the ability to direct how, and for what purpose, the asset is used requires more judgment in storage arrangements where we must determine whether our rights to capacity may represent substantially all of the available capacity at a location.
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
Recent Accounting Pronouncements
Information regarding accounting standards adopted during 2019 is included in "Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report.

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
Commodity Price Risk
Our commercial business segments use derivative instruments, primarily futures, forward, swap, and options contracts, in various markets to manage price risk inherent in the purchase and sale of fuel. Certain of these derivative instruments are utilized to mitigate the risk of price volatility in forecasted transactions in a cash flow hedge relationship and to mitigate the risk of changes in the price of our inventory in a fair value hedge relationship. In addition, we use derivatives as economic hedges or to optimize the value of our fuel inventory to capitalize on anticipated market opportunities. As of December 31, 2019 and 2018, the notional and fair market values of our commodity-based derivative instruments position were as follows (in millions, except weighted average contract price):

Commodity Contracts (In millions of BBL)			As of December, 31 2019			As of December, 31 2018
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2019	—	$—	$—	(2.6)	$77.074	$46.0
		2020	(4.1)	79.910	(18.3)	(1.7)	78.456	10.1
					(18.3)			56.1

Non-designated hedge	Commodity contracts	2019	—	—	—	12.6	2.991	14.0
		2020	13.5	2.190	16.1	0.9	0.854	2.1
		2021	0.8	4.343	3.6	(0.2)	6.544	0.7
		2022	(0.4)	8.711	1.4	(0.1)	6.026	0.2
		2023	(0.1)	5.705	0.3	—	3.973	0.1
		Thereafter	(0.2)	6.629	0.9
					22.3			17.1
Total commodity derivative contracts					$4.0			$73.2
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2019 would have a material impact on our income from operations.

The foreign currency denominated notional amounts and fair values in U.S. dollars of our exposures from our foreign currency exchange derivatives at December 31, 2019, were primarily related to the following (in millions, except weighted average contract price):

As of December, 31 2019
Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount

2020	CAD	(63.5)	1.325	(1.0)
2020	EUR	(104.4)	1.106	(1.8)
2020	GBP	(27.2)	1.253	(2.0)
2020	KRW	(20,817.2)	1,199.845	(0.7)
2020	MXN	(270.4)	19.946	(0.9)
2020	NOK	(286.0)	8.889	(1.1)
2020	PHP	(337.9)	53.591	(0.3)
2020	ZAR	(244.7)	15.493	(1.7)
Total foreign currency exchange derivative contracts				$(9.5)
The total fair value of these contracts as of December 31, 2019, was a liability of $9.5 million and will be settled in 2020. At December 31, 2018, the fair value of our foreign currency exchange derivatives was $3.4 million, the majority of which were settled in 2019. Refer to "Note 4. Derivative Instruments" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2019 10-K Report for additional details.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2019, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively. As of December 31, 2019, we had outstanding borrowings under our Credit Facility totaling $55.0 million and $515.6 million in Term Loans. As of December 31, 2019, the aggregate outstanding balance of our finance lease obligations was $18.7 million which bear interest at annual rates ranging from 1.0% to 5.4%. Our other remaining outstanding debt of $39.5 million, as of December 31, 2019, primarily relates to acquisition promissory notes and loans payable to noncontrolling shareholders of a consolidated subsidiary which are payable in varying amounts throughout 2020 and bear interest at annual rates ranging from 3.6% to 8.6%. The weighted average interest rate on our short‑term debt was 3.6% as of December 31, 2019. A 1.0% fluctuation in the interest rate on our outstanding debt would result in a $5.7 million change in interest expense during the next twelve months.

Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 28, 2020, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2019 10‑K Report.
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
As of the end of the period covered by this report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a‑15(e). Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2019.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2019.
Effectiveness of Internal Control
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
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders (“2020 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2019.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2019.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2019.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2019.
Item 14. Principal Accounting Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2020 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2019.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following consolidated financial statements are filed as a part of this 2019 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm	48

	(ii)	Consolidated Balance Sheets	51

	(iii)	Consolidated Statements of Income and Comprehensive Income	52

	(iv)	Consolidated Statements of Shareholders’ Equity	53

	(v)	Consolidated Statements of Cash Flows	54

	(vi)	Notes to the Consolidated Financial Statements	58

(a)(2)
Consolidated financial statement schedules have been omitted either because the required information is set forth in the consolidated financial statements or notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2019 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock.
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
10.9
Form of Non-Employee Director 2017 Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.10	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *
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

10.17	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.18	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *

Exhibit No.	Description
10.19
Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *

10.20	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.21	Form of John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.5 to our 2017 10-Q). *
10.22	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.23
Performance-Based Restricted Stock Unit Grant Agreement, dated as of November 10, 2017, between World Fuel Services Corporation and Jeffrey P. Smith (incorporated by reference herein from Exhibit 10.25 to our 2017 10-K). *

10.24
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

10.25
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

10.26
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

10.27
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

10.28
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

10.29
Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).

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
101
The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Goodwill Impairment Assessment - Land Reporting Unit
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $843.7 million as of December 31, 2019, and the goodwill associated with the Land reporting unit was $455.5 million. Goodwill is reviewed at least annually at year-end (or more frequently under certain circumstances) for impairment. To determine whether goodwill is impaired, management compares the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, management uses a combination of both an income and market approach. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, management calculates the fair value of a reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Land reporting unit is a critical audit matter are there was significant judgment by management when developing the fair value of the Land reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating the estimated future cash flows, which include significant assumptions related to expected growth rates, profitability, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units and key assumptions used in the estimated future cash flows. These procedures also included, among others, testing management’s process for developing the fair value estimate, evaluating the appropriateness of the income and market approaches, testing the completeness and accuracy of underlying data used, and evaluating the significant assumptions used by management, including expected growth rates, profitability, and the discount rate. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit, (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s income and market approaches and certain significant assumptions, including the discount rate.

/s/PricewaterhouseCoopers LLP
Miami, Florida

February 28, 2020

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	As of December 31,
	2019	2018
Assets:
Current assets:
Cash and cash equivalents	$186.1	$211.7
Accounts receivable, net	2,891.9	2,739.6
Inventories	593.3	523.1
Prepaid expenses	80.6	65.7
Short-term derivative assets, net	59.5	155.2
Other current assets	358.8	279.5
Total current assets	4,170.1	3,974.8
Property and equipment, net	360.9	350.3
Goodwill	843.7	852.7
Identifiable intangible and other non-current assets	617.7	499.0
Total assets	$5,992.4	$5,676.9
Liabilities:
Current liabilities:
Current maturities of long-term debt	$54.1	$41.1
Accounts payable	2,602.7	2,399.6
Customer deposits	126.7	118.2
Accrued expenses and other current liabilities	378.9	377.0
Total current liabilities	3,162.4	2,935.9
Long-term debt	574.7	659.9
Non-current income tax liabilities, net	210.1	194.6
Other long-term liabilities	151.3	54.9
Total liabilities	4,098.5	3,845.3
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 65.2 and 67.0 issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	0.7	0.7
Capital in excess of par value	274.7	340.4
Retained earnings	1,761.3	1,606.1
Accumulated other comprehensive loss	(146.3)	(131.7)
Total World Fuel shareholders' equity	1,890.4	1,815.4
Noncontrolling interest	3.5	16.1
Total equity	1,893.9	1,831.6
Total liabilities and equity	$5,992.4	$5,676.9
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year ended December 31,
	2019	2018	2017
Revenue	$36,819.0	$39,750.3	$33,695.5
Cost of revenue	35,707.0	38,731.8	32,763.3
Gross profit	1,112.0	1,018.5	932.2
Operating expenses:
Compensation and employee benefits	470.4	442.1	428.2
General and administrative	322.2	299.6	306.9
Goodwill & Other Impairments	—	—	91.9
Restructuring charges	19.7	17.1	59.6
	812.3	758.8	886.6
Income from operations	299.7	259.7	45.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(73.9)	(71.0)	(60.3)
Other income (expense), net	11.5	(3.8)	(6.4)
	(62.4)	(74.8)	(66.7)
Income (loss) before income taxes	237.3	184.9	(21.1)
Provision for income taxes	56.2	55.9	149.2
Net income (loss) including noncontrolling interest	181.1	129.0	(170.3)
Net income (loss) attributable to noncontrolling interest	2.2	1.3	(0.1)
Net income (loss) attributable to World Fuel	$178.9	$127.7	$(170.2)
Basic earnings per common share	$2.71	$1.89	$(2.50)
Basic weighted average common shares	66.1	67.4	68.1
Diluted earnings per common share	$2.69	$1.89	$(2.50)
Diluted weighted average common shares	66.5	67.7	68.1
Comprehensive income:
Net income (loss) including noncontrolling interest	$181.1	$129.0	$(170.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	8.2	(27.3)	30.1
Cash flow hedges, net of income tax benefit of $8.7, expense of $7.0, and benefit of $0.3 for 2019, 2018, and 2017, respectively	(25.5)	21.0	(0.3)
Other comprehensive income (loss):	(17.3)	(6.3)	29.8
Comprehensive income (loss) including noncontrolling interest	163.7	122.6	(140.5)
Comprehensive income (loss) attributable to noncontrolling interest	(2.7)	(1.2)	1.5
Comprehensive income (loss) attributable to World Fuel	$166.5	$123.8	$(142.0)
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Total World Fuel Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount		Retained Earnings				Total Equity
Balance as of December 31, 2016	69.9	$0.7	$399.9	$1,679.3	$(154.8)	$1,925.0	$15.0	$1,940.0
Net income	—	—	—	(170.2)	—	(170.2)	(0.1)	(170.3)
Cash dividends declared	—	—	—	(16.3)	—	(16.3)	—	(16.3)
Distribution of noncontrolling interest	—	—	—	—	—	—	(0.4)	(0.4)
Amortization of share-based payment awards	—	—	21.3	—	—	21.3	—	21.3
Issuance (cancellation) of common stock related to share-based payment awards	(0.4)	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	(0.1)	—	(4.3)	—	—	(4.3)	—	(4.3)
Purchases of common stock	(1.7)	—	(61.9)	—	—	(61.9)	—	(61.9)
Other comprehensive income (loss)	—	—	—	—	28.3	28.3	1.5	29.8
Balance as of December 31, 2017	67.7	0.7	354.9	1,492.8	(126.5)	1,721.9	16.0	1,738.0
Net income	—	—	—	127.7	—	127.7	1.3	129.0
Cash dividends declared	—	—	—	(16.1)	—	(16.1)	—	(16.1)
Amortization of share-based payment awards	—	—	7.7	—	—	7.7	—	7.7
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Purchases of common stock	(0.7)	—	(20.0)	—	—	(20.0)	—	(20.0)
Other comprehensive income (loss)	—	—	—	—	(5.2)	(5.2)	(1.2)	(6.3)
Reclassification of certain tax effects from US Tax Reform	—	—	(0.2)	1.6	—	1.4	—	1.4
Balance as of December 31, 2018	67.0	0.7	340.4	1,606.1	(131.7)	1,815.4	16.1	1,831.6
Net income	—	—	—	178.9	—	178.9	2.2	181.1
Cash dividends declared	—	—	—	(23.6)	—	(23.6)	—	(23.6)
Amortization of share-based payment awards	—	—	22.4	—	—	22.4	—	22.4
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Acquisition of remaining noncontrolling interest	—	—	(20.6)	—	—	(20.6)	(12.1)	(32.7)
Other comprehensive income (loss)	—	—	—	—	(14.6)	(14.6)	(2.7)	(17.3)
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$181.1	$129.0	$(170.3)
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	87.4	81.5	86.0
Provision for bad debt	25.9	25.1	9.3
Share-based payment award compensation costs	23.6	8.3	21.2
Deferred income tax expense (benefit)	3.3	(3.2)	13.9
Goodwill and other impairments	—	—	91.9
Restructuring charges	12.6	—	25.7
Foreign currency (gains) losses, net	10.8	8.7	(0.6)
(Gain) loss on sale of business	(13.9)	—	—
Other	(1.8)	(3.3)	(1.2)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $369.8 and $338.8 for the years ended December 31, 2018 and 2017, respectively)	(164.1)	(445.2)	(705.4)
Inventories	(61.3)	(11.8)	(43.9)
Prepaid expenses	(17.8)	(5.3)	(19.7)
Short-term derivative assets, net	132.0	(151.3)	(0.2)
Other current assets	(52.8)	(53.1)	(13.9)
Cash collateral with financial counterparties	(42.7)	29.2	(26.7)
Other non-current assets	33.6	(61.5)	(30.3)
Accounts payable	143.7	171.3	451.2
Customer deposits	8.1	11.8	13.4
Accrued expenses and other current liabilities	(91.9)	72.5	77.7
Non-current income tax, net and other long-term liabilities	12.8	14.8	88.4
Total adjustments	47.7	(311.5)	36.7
Net cash provided by (used in) operating activities	228.8	(182.5)	(133.6)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	—	369.8	338.8
Acquisition of businesses, net of cash acquired	—	(21.3)	(120.7)
Proceeds from sale of business	30.8	—	—
Capital expenditures	(80.9)	(72.3)	(54.0)
Other investing activities, net	(0.4)	9.8	(5.4)
Net cash provided by (used in) investing activities	(50.5)	286.0	158.7
Cash flows from financing activities:
Borrowings	5,001.7	6,188.4	4,472.7
Repayments of debt	(5,080.2)	(6,407.3)	(4,749.7)
Dividends paid on common stock	(21.1)	(16.2)	(16.3)
Repurchases of common stock	(65.4)	(20.0)	(61.9)
Other financing activities, net*	(39.9)	(2.1)	(6.3)
Net cash used in financing activities	(204.9)	(257.1)	(361.6)
Effect of exchange rate changes on cash and cash equivalents	1.0	(7.0)	10.3
Net (decrease) increase in cash and cash equivalents	(25.6)	(160.6)	(326.2)
Cash and cash equivalents, as of the beginning of the period	211.7	372.3	698.6
Cash and cash equivalents, as of the end of the period	$186.1	$211.7	$372.3
* Includes $32.7 million cash paid for the acquisition of 30% non-controlling interest of a consolidated subsidiary, Avinode Group AB.

The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year ended December 31,
	2019	2018	2017
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$77.0	$73.8	$64.9
Income taxes	$82.9	$85.3	$50.8
Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $6.5 million as of December 31,2019 and $4.0 million as of December 2018 and 2017 respectively.
The accompanying notes are an integral part of these consolidated financial statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2019 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries.

A. Basis of Presentation
The consolidated financial statements and related notes include our parent company and all wholly‑owned and majority‑owned subsidiaries and joint ventures where we exercise control. Our consolidated financial statements include the operations of an acquired business after the completion of the acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year-end is as of and for the year ended December 31 for each year presented. All intercompany transactions among our businesses have been eliminated.
For additional information pertaining to our acquisitions, refer to "Note 3. Acquisitions and Divestitures."
Certain amounts in the consolidated financial statements and associated notes may not add due to rounding. All percentages have been calculated using unrounded amounts.
Our net income for the year ending December 31, 2019 of $178.9 million, or $2.69 per diluted common share, includes net discrete tax benefits of $6.6 million ($3.2 million recorded in March 2019 and $3.5 million in September 2019) with respect to foreign tax filings and $3.4 million of operating income ($2.3 million after-tax) recorded in March 2019. All of these amounts should have been recognized in prior periods. Excluding these misstatements, which we have determined were immaterial to the three months ending March 31, 2019, three and nine months ending September 30, 2019 and 2018 and immaterial to the years ending December 31, 2019 and 2018, our net income would have been $169.9 million, or $2.56 per diluted common share for the year ended December 31, 2019.
B. New Accounting Standards
Adoption of New Accounting Standards
We included below a description of recent new accounting standards that had an impact on the Company’s consolidated financial statements. New accounting standards or accounting standards updates not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements or processes.

Leases (Topic 842). In February 2016, ASU 2016-02 was issued. The primary objective of the new standard, which amended the previous lease guidance and included additional disclosures, was to increase transparency and comparability among organizations by recognizing all lease assets and lease liabilities on the balance sheet, including operating leases that under the previous standard were off-balance sheet.

Topic 842 defines a lease as a contract that conveys the right to control the use of an identified asset for a period of time in exchange for consideration. Control over the use of the identified asset means that the customer has the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct the use of the asset.

The Company adopted ASU 2016-02, including the related codification amendments, in the first quarter of 2019 utilizing the modified retrospective transition method and applying the transition provisions at the effective date. We implemented the new standard using the package of practical expedients under the transition provisions that allowed us not to reassess whether a contract contains a lease, how the lease is classified and if initial direct costs can be capitalized. For all the lessee arrangements, we have elected an accounting policy to combine non-lease components with the related lease components and treat the combined items as a lease for accounting purposes. Lastly, we have elected not to recognize the lease asset and related lease liability for leases with a lease term of 12 months or less.

As of the date of implementation on January 1, 2019, the impact of the adoption of the new lease standard resulted in the recognition of the right of use assets of $167.3 million and lease liability of $173.6 million on the Company’s consolidated balance sheet where the right of use assets are presented within "Identifiable intangible and other non-current assets" and lease liabilities within both "Accrued expenses and other current liabilities" and "Other long-term liabilities." The difference between the right of use assets and lease liabilities was primarily the result of accrued lease payments and cumulative lease prepayments, as well as the remaining balance of lease incentives received. Subsequently to the adoption, the impact on the Company's results of operations and cash flows was not material.

Accounting Standards Issued But Not Yet Adopted

We included below a description of recent new accounting standards that could have an impact on the Company’s consolidated financial statements once adopted. New accounting standards or accounting standards updates not listed below were assessed and determined to be either not applicable or are not expected to have a material impact on the Company’s consolidated financial statements or processes.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, ASU 2016-13 was issued, which replaces the incurred loss impairment model in current US GAAP with a model that reflects expected credit losses over the lifetime of the asset and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance in this update, including the subsequent related codification amendments, will change how entities account for credit impairment from trade and other receivables, net investments arising from sales-type and direct financing leases, debt securities, purchased-credit impaired financial assets and other instruments in addition to loans. For receivables and certain other instruments that are not measured at fair value, entities will be required to estimate expected credit losses. Under the expected loss model, an entity recognizes a loss upon initial recognition of the asset that reflects all future events that will lead to a loss being realized, regardless of whether it is probable that the future event will occur.

ASU 2016-13 is effective for fiscal years beginning after December 15, 2019 (including interim periods within those fiscal years). The Company will adopt ASU 2016-13, including the related codification amendments, as of January 1, 2020 utilizing the modified retrospective transition method.

The Company is completing final changes to business processes and implementation of new controls that will support the new standard. Furthermore, the Company has substantially finalized the impact of adopting the standard on its consolidated financial statements. As of the date of implementation on January 1, 2020, it is expected that the new model will not have a significant impact to the consolidated balance sheet given the short-term nature of its receivables. The main driver of the consolidated impact at transition is related to the exclusion of freestanding credit enhancements when estimating the expected credit loss and estimating the lifetime credit losses of financing receivables. Subsequent to the adoption, the Company does not anticipate a material impact on its results.

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

Historical payment trends may not be an accurate indicator of current or future creditworthiness of our customers, particularly in difficult economic and financial markets. As a result of the limited predictability inherent in estimating which customers are less likely or unlikely to remit amounts owed to us, our provision for estimated credit losses may not be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses would have an adverse effect on our results of operations. If credit losses exceed established allowances, our business, financial condition, results of operations and cash flows may be adversely affected.

F. Inventories
Inventories are valued primarily using weighted average cost, and first-in-first-out in certain limited locations, and are stated at the lower of average cost or net realizable value. We utilize a variety of fuel indices and other indicators of market value. Sharp negative changes in these indices can result in a reduction of our inventory valuation, which could have an adverse impact on our results of operations in the period in which we make the adjustment. These adjustments may have a material impact on our consolidated statements of operations. Components of inventory include fuel purchase costs, the related transportation costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
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
The accounting guidance establishes the following fair value hierarchy:
Level 1 Inputs - Quoted prices in active markets.
Level 2 Inputs - Quoted prices for similar instruments in active markets other than quoted prices included within Level 1, quoted prices for identical or similar instruments in markets that are not active; and model-based valuations whose inputs are observable.
Level 3 Inputs - Inputs that are unobservable.
Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the event or change in circumstances caused the transfer to occur. There were no significant changes to our valuation techniques during 2019 and 2018. For additional information pertaining to our fair value measurements, see "Note 12. Fair Value Measurements."
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
If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of revenue, cost of revenue or other income (expense), net (based on the underlying transaction type) in the consolidated statements of income and comprehensive income. Derivatives which qualify for hedge accounting may be designated as either a fair value or cash flow hedge. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the consolidated statements of income and comprehensive income. For our cash flow hedges, the changes in the fair market value of the hedging instrument are initially recognized as a component of other comprehensive income and subsequently reclassified into the same line item as the underlying forecasted transaction when both are settled or deemed probable of not occurring. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. For more information on our derivatives, see "Note 4. Derivatives Instruments."

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
To determine whether goodwill is impaired, we would compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure the amount of goodwill impairment, if any. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available to us at December 31, 2019 , including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. Our estimates are considered supportable assumptions that we believe are reasonable based on information available to us at December 31, 2019, and are based on a number of factors including industry experience, internal benchmarks, and the economic environment. Our cash flow estimates are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions.
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
For information pertaining to our 2019 impairment assessment, see "Note 7. Goodwill and Identifiable Intangible Assets."

L. Other Investments
Our other investments consist primarily of equity investments, net of basis adjustments. These investments are accounted for under the equity method as we own less than 50% of the entities and exercise significant influence over the investee, but do not have operational or financial control. As of December 31, 2019 and 2018, we had other investments of $85.1 million and $73.7 million, respectively, which are included within identifiable intangible and other non‑current assets.
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

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2019	2018	2017
Numerator:
Net income (loss) attributable to World Fuel	$178.9	$127.7	$(170.2)
Denominator:
Weighted average common shares for basic earnings per common share	66.1	67.4	68.1
Effect of dilutive securities	0.4	0.3	—
Weighted average common shares for diluted earnings per common share	66.5	67.7	68.1
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.4	1.2	1.4
Basic earnings (loss) per common share	$2.71	$1.89	$(2.50)
Diluted earnings (loss) per common share	$2.69	$1.89	$(2.50)

R. Leases

We determine if an arrangement is a lease at inception. Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property, plant, or equipment for a period of time in exchange for consideration. Assessing whether we have obtained the right to substantially all of the economic benefits and the ability to direct how, and for what purpose, the asset is used requires more judgment in storage arrangements where we must determine whether our rights to capacity may represent substantially all of the available capacity at a location.
We account for our lease-related assets and liabilities based on their classification as operating leases or finance leases, following the relevant accounting guidance. For all the lessee arrangements, we have elected an accounting policy to combine non-lease components with the related-lease components and treat the combined items as a lease for accounting purposes. We measure lease related assets and liabilities based on the present value of lease payments, including in-substance fixed payments, variable payments that depend on an index or rate measured at the commencement date, and the amount we believe is probable we will pay the lessor under residual value guarantees when applicable. We discount lease payments based on our estimated incremental borrowing rate at lease commencement (or modification), which is primarily based on our estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. We have elected to exclude short term leases (leases with an original lease term less than one year) from the measurement of lease-related assets and liabilities.

2. Accounts Receivable
We had accounts receivable of $2.9 billion and $2.7 billion, net of an allowance for bad debt of $35.5 million and $39.4 million, as of December 31, 2019 and 2018, respectively.
The following table sets forth activities in our allowance for bad debt (in millions):

	2019	2018	2017
Balance as of beginning of period	$39.4	$27.8	$24.9
Charges to provision for bad debt	25.9	25.1	9.3
Write-off of uncollectible accounts receivable	(32.2)	(16.2)	(8.7)
Recoveries of bad debt	2.4	2.9	2.0
Translation Adjustments	—	(0.1)	0.3
Balance as of end of period	$35.5	$39.4	$27.8

Trade Accounts Receivable Sale Programs

We have accounts receivable financing programs under Receivables Purchase Agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%. Receivables sold under the RPAs are accounted for as sales, in accordance with ASC Topic 860, Transfers and Servicing, and excluded from accounts receivable, net on the accompanying consolidated balance sheets. Fees and interest paid under the RPAs are recorded within "Interest expense and other financing costs, net" in the Consolidated Statements of Comprehensive Income.

Under the RPAs, sold accounts receivable which remained outstanding at December 31, 2019 and 2018, were $405.9 million and $508.2 million, respectively. The fees and interest paid under the RPA were $25.9 million, $19.9 million, and $12.4 million, for 2019, 2018 and 2017, respectively. For the years ended December 31, 2019, 2018 and 2017, cash payments to the owners of account receivables were $8.2 billion, $7.9 billion and $6.1 billion respectively and cash proceeds from the sale of account receivables were $8.2 billion, $7.9 billion and $5.9 billion respectively.

3. Acquisitions and Divestitures
2019 Acquisitions and Divestitures

We made no material acquisitions or divestitures during 2019.

2018 Acquisitions

During 2018, we completed one acquisition in the land segment. The financial position, results of operations and cash flows of the 2018 acquisition has been included in our consolidated financial statements since its acquisition date and did not have a material impact on our consolidated financial statements as of and for the year ended December 31, 2018.

2017 Acquisitions

During the first quarter of 2017, we completed the acquisition of certain aviation fueling operations in Italy, Germany, Australia and New Zealand associated with the ExxonMobil transaction, further described below. We also completed five acquisitions during 2017 which were not material individually or in the aggregate.

The following table summarizes the aggregate consideration paid for acquisitions during 2017 and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date:

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

The following table presents the gross fair value of our derivative instruments and their locations on the consolidated balance sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Balance Sheet Location	2019	2018	2019	2018
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$168.5	$—	$122.5
	Identifiable intangible and other non-current assets	—	19.7	—	9.6
	Accrued expenses and other current liabilities	1.7	0.1	20.0	—
Total derivatives designated as hedging instruments		$1.7	$188.2	$20.0	$132.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$65.7	$537.6	$7.2	$429.0
	Identifiable intangible and other non-current assets	23.0	71.7	4.8	40.0
	Accrued expenses and other current liabilities	161.0	30.7	203.4	126.4
	Other long-term liabilities	7.7	12.9	19.7	40.4
		$257.3	$652.9	$235.0	$635.8

Foreign currency contracts	Short-term derivative assets, net	$1.2	$4.4	$0.2	$0.8
	Identifiable intangible and other non-current assets	—	0.1	—	—
	Accrued expenses and other current liabilities	0.9	0.1	11.4	0.4
		$2.0	$4.6	$11.6	$1.2
Total derivatives not designated as hedging instruments		$259.4	$657.5	$246.6	$637.0

Total derivatives		$261.1	$845.8	$266.6	$769.1

For information regarding our derivative instruments measured at fair value after netting and collateral see "Note 12. Fair Value Measurements."

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of December 31, 2019 (in millions):

	As of December 31,
Derivative Instruments	Units	2019
Commodity contracts
Long	BBL	56.3
Short	BBL	(46.8)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(56.2)
Buy U.S. dollar, sell other currencies	USD	345.3

For additional information about our use of derivative instruments, see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk."
As of December 31, 2019 and 2018, the following amounts were recorded on the consolidated balance sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
Inventory	$30.7	$44.7	$2.3	$(6.6)

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Twelve Months Ended December 31,
	2019		2018		2017
	Revenue	Cost of Revenue	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$36,819.0	$35,707.0	$39,750.3	$38,731.8	$33,695.5	$32,763.3
Gains or Loss on fair value hedge relationships
Commodity contracts
Hedged Item	—	18.1	—	(1.6)	—	13.0
Derivatives designated as hedging instruments	—	(16.1)	—	0.5	—	(35.7)
Gains or Loss on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	(8.5)	36.6	(23.5)	45.5	(41.3)	33.7
Total amount of income and expense line items excluding the impact of hedges	$36,827.5	$35,745.6	$39,773.7	$38,776.1	33,736.8	32,774.2

For the twelve months ended December 31, 2019, 2018 and 2017, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, consolidated statements of income and comprehensive income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income (Effective Portion)	For the Year Ended
	December 31,				December 31,
Derivative Instruments	2019	2018	2017	Location	2019	2018	2017
Commodity contracts	$(157.9)	$130.3	$(7.8)	Revenue	$(8.5)	$(23.5)	$(41.3)
Commodity contracts	160.6	(87.8)	(0.1)	Cost of revenue	36.6	45.5	33.7
Foreign Currency contracts	—	(1.1)	—	Other Income (expense) net	—	(1.1)	—
Total gain (loss)	$2.7	$41.5	$(7.9)	Total gain (loss)	$28.1	$20.9	$(7.6)

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our consolidated statements of income and comprehensive income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Year Ended
		December 31,
Derivative Instruments - Non-designated	Location	2019	2018	2017
Commodity contracts
	Revenue	$269.5	$147.6	$(0.5)
	Cost of revenue	(221.8)	(119.8)	62.3
		$47.7	$27.8	$61.8
Foreign currency contracts
	Revenue	$(0.3)	$1.4	$(3.2)
	Other (expense) income, net	(0.5)	5.3	(7.8)
		$(0.7)	$6.7	$(11.0)
Total gain		$46.9	$34.5	$50.8

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of December 31,
	2019	2018
Net derivative liability positions with credit contingent features	$45.6	$7.2
Maximum potential collateral requirements	$45.6	$7.2

At December 31, 2019 and 2018, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Restructuring
During the fourth quarter of 2017, we initiated an enterprise-wide restructuring plan that was designed to streamline the organization and reallocate resources to better align our organizational structure and costs with our strategy. The restructuring plan involves reviewing certain non-core businesses and assets, our organizational structure, and expected business prospects in the markets we serve, as well as our existing technology platforms. These activities were completed in December 2019.

For the year ended December 31, 2019, we incurred $19.7 million in restructuring costs, comprised principally of certain information technology-related asset write-offs and employee-related costs, which are included in restructuring charges in our consolidated statements of income and comprehensive income. Our accrued restructuring charges as of December 31, 2019, are included in accrued expenses and other current liabilities on our consolidated balance sheet.
The following table provides a summary of our restructuring activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2017	0.7	25.0	1.3	5.0	32.0
Restructuring related costs	1.6	6.5	4.5	4.5	17.1
Paid during the period	(0.8)	(18.9)	(3.3)	(5.5)	(28.5)
Balance as of December 31, 2018	1.4	12.6	2.6	4.0	20.7
Restructuring related costs	$1.2	$4.4	$1.2	$13.0	$19.7
Paid during the period	(2.1)	(9.6)	(2.4)	(16.8)	(30.8)
Restructuring charges as of December 31, 2019	$0.5	$7.5	$1.3	$0.2	$9.5

6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2019	2018	Useful Lives
Land	$22.3	$27.3	Indefinite
Buildings and leasehold improvements	84.8	81.0	3 - 40 years
Office equipment, furniture and fixtures	16.9	20.6	3 - 7 years
Computer equipment and software costs	261.4	194.7	3 - 9 years
Machinery, equipment and vehicles	269.3	276.7	3 - 40 years
	654.8	600.3
Accumulated depreciation and amortization	293.9	249.9
	$360.9	$350.3

For 2019, 2018 and 2017, we recorded depreciation expense of $54.5 million, $45.6 million and $44.1 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs are as follows (in millions):

	As of December 31,
	2019	2018
Computer software costs	$169.9	$115.6
Accumulated amortization	110.0	91.2
Computer software costs, net	$59.9	$24.5

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $22.5 million and $46.2 million as of December 31, 2019 and 2018, respectively. For 2019, 2018 and 2017, we recorded amortization expense related to computer software costs of $17.8 million, $10.9 million and $11.0 million, respectively.

7. Goodwill and Identifiable Intangible Assets
In 2019, we used a combination of qualitative and quantitative factors to review goodwill and identifiable intangible assets for impairment for all of our reporting units. As a result of performing these assessments, we determined that no impairment existed as of December 31, 2019 and, therefore, there were no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment (1)	Total
As of December 31, 2017	$326.9	$518.5	$845.5
2018 acquisitions	—	13.4	13.4
Adjustment of purchase price allocations	(2.2)	4.5	2.3
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.8)	(6.7)	(8.4)
As of December 31, 2018	322.9	529.7	852.7
Adjustment for sale of business	—	(13.3)	(13.3)
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.7	3.6	4.3
As of December 31, 2019	$323.6	$520.1	$843.7

(1) At December 31, 2019, $455.5 million of the land segment's goodwill amount relates to the land reporting unit.

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$382.0	$226.5	$155.5	$373.8	$198.7	$175.1
Supplier agreements	39.0	19.8	19.2	39.0	17.6	21.4
Others	40.1	33.5	6.6	40.0	30.5	9.5
	461.1	279.8	181.3	452.8	246.8	206.0
Intangible assets not subject to amortization:
Trademark/trade name rights	40.4		40.4	39.4		39.4
	$501.5	$279.8	$221.7	$492.2	$246.8	$245.4

(1) Includes the impact of foreign exchange
Intangible amortization expense for 2019, 2018 and 2017 was $32.9 million, $35.9 million and $41.9 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2020	$31.5
2021	29.1
2022	27.6
2023	19.4
2024	18.0
Thereafter	55.7
$181.3

8. Debt, Interest Income, Expense and Other Finance Costs
In July 2019, we amended our Credit Agreement to, among other things, (i) increase the borrowing capacity of the Credit Facility to $1.3 billion, (ii) increase the Term Loans to $525.0 million, (iii) extend the maturity date to July 2024, and (iv) modify certain financial and other covenants to reduce costs and provide greater operating flexibility.
Our Credit Agreement, as amended through December 31, 2019 and which matures in July 2024, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. We had outstanding borrowings under our Credit Facility totaling $55.0 million and $170.0 million as of December 31, 2019 and 2018, respectively.
Our issued letters of credit under the Credit Facility totaled $4.3 million and $4.1 million as of December 31, 2019 and 2018, respectively. Additionally, as of December 31, 2019 and 2018, we had $515.6 million and $514.8 million in Term Loans outstanding, respectively.

As of December 31, 2019 and 2018, the unused portion of our Credit Facility was $1.2 billion and $985.9 million, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2019, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2019, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2019 and 2018, our outstanding letters of credit and bank guarantees under these credit lines totaled $375.2 million and $303.6 million, respectively. Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of December 31,
	2019	2018
Credit Facility	$55.0	$170.0
Term Loans	515.6	514.8
Finance leases	18.7	13.8
Other*	39.5	2.3
Total debt	628.8	701.0
Current maturities of long-term debt and finance leases*	54.1	41.1
Long-term debt	$574.7	$659.9

*Includes secured borrowing of $37.3 million (EUR 33.6 million) for the transfer of tax receivables.
As of December 31, 2019, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2020	$54.1
2021	23.5
2022	29.7
2023	29.0
2024	489.9
Thereafter	2.6
$628.8

The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	2019	2018	2017
Interest income	$6.2	$3.9	$6.0
Interest expense and other financing costs	(80.0)	(74.8)	(66.3)
	$(73.9)	$(71.0)	$(60.3)

9. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $53.1 million and $73.0 million, as of December 31, 2019 and 2018, respectively.
Sales and Purchase Commitments
As of December 31, 2019, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $372.6 million and $73.6 million, respectively with delivery dates from 2020 through 2026. Additionally, we have certain purchase contracts that extend through 2026, under which we agreed to purchase annually between 1.79 million barrels and 2.02 million barrels of aviation fuel at future market prices.
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
Subject to the terms of the applicable equity awards, all of Mr. Kasbar’s outstanding SSAR Awards and RSUs (collectively, “outstanding equity awards”) will immediately vest in each scenario described in (a) and (b) above following a change of control, except for awards assumed or substituted by a successor company, in which case, such awards shall continue to vest in accordance with their applicable terms. In each scenario described in (a), (b) or (c) above where there has not been a change of control, Mr. Kasbar’s outstanding equity awards will generally vest over a two-year period following termination of his employment, with any remaining unvested awards vesting on the last day of such two-year period. For each scenario described above, awards with multiple annual performance conditions must satisfy certain other requirements in order to have their vesting terms accelerated.
Our other executive officers either participate in our Executive Severance Plan or are parties to a separation agreement. These arrangements provide for severance benefits payable upon termination under certain circumstances.  In addition, the applicable equity awards generally vest similarly to Mr. Kasbar's equity awards following a change of control.

As of December 31, 2019, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

Year Ended December 31,
2019	$0.9

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
We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $9.7 million and $6.4 million as of December 31, 2019 and December 31, 2018, respectively, which was included in other long-term liabilities in the accompanying consolidated balance sheets.
Environmental and Other Liabilities; Uninsured Risks
Our business is subject to numerous federal, state, local and foreign environmental laws and regulations, including those relating to fuel storage and distribution, terminals, underground storage tanks, the release or discharge of regulated materials into the air, water and soil, the generation, storage, handling, use, transportation and disposal of hazardous materials, and the exposure of persons to regulated materials. A violation of, liability under, or noncompliance with these laws and regulations, or any future environmental law or regulation, could result in material liabilities, including administrative, civil or criminal penalties, remediation costs as well as third-party damages. From time to time, we may be responsible for remediating contamination at properties we own or lease and can be entitled to reimbursement for certain of these costs from state trust funds, as well as various third-party contractual indemnities and insurance policies, subject to eligibility requirements, deductibles, and aggregate caps. Although we continuously review the adequacy of our insurance coverage, we may lack adequate coverage for various risks, including environmental claims. If we are uninsured or under‑insured for a claim or claims of sufficient magnitude arising out of our activities, it will have a material adverse effect on our financial position, results of operations and cash flows.

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At December 31, 2019 and 2018, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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
During the quarter ended December 31, 2016, the Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $9.8 million (KRW 11.3 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.4 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.

We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $12.2 million (BRL 49.1 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2019, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our consolidated financial statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our consolidated financial statements or disclosures for that period.
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

10. Shareholders’ Equity
Cash Dividends
During the years ended December 31, 2019, 2018 and 2017, the Company's Board of Directors declared aggregate cash dividends of $0.36, $0.24, and $0.24 per common share, representing $24 million, $16 million, $16 million in total dividends, respectively. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid. The payments associated with the above referenced cash dividends were in compliance with our Credit Facility and Term Loans.
Stock Repurchase Programs
In October 2017, our Board of Directors ("Board") approved a new common stock repurchase program which replaced the remainder of the existing program and authorized the purchase of up to $100 million in common stock (the “Repurchase Program”).  In May 2019, our Board approved a $100 million increase to the Repurchase Program, increasing the available authorization remaining to approximately $150 million. The Repurchase Program does not require a minimum number of shares of common stock to be purchased, has no expiration date and may be suspended or discontinued at any time. As of December 31, 2019, $114.6 million remains available for purchase under the Repurchase Program. The timing and amount of shares of common stock to be repurchased under the Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

In 2019, we repurchased 2.1 million shares of common stock for an aggregate value of $65.4 million. In 2018 and 2017, respectively, we repurchased 0.7 million shares of common stock for an aggregate value of $20.0 million and 1.7 million shares of our common stock for an aggregate value of $61.9 million
Share-Based Payment Plans
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
Under the 2016 Plan, 2.5 million shares of common stock are authorized for issuance plus any shares of common stock with respect to awards that were granted under the 2006 Plan but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2016. As of December 31, 2019, approximately 3.4 million shares of common stock were subject to outstanding awards under the 2016 and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the 2016 Plan described above as of December 31, 2019 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance
2016 Plan (1)	—	0.8	2.1	2.9
2006 Plan (2)	—	0.4	0.1	—
(1)As of December 31, 2019, unvested RSUs will vest between February 2020 and August 2023 and the outstanding SSAR Awards will expire between March 2023 and March 2025.
(2)As of December 31, 2019, unvested restricted stock will vest between February 2020 and February 2021, unvested RSUs will vest between February 2020 and May 2021 and the outstanding SSAR Awards will expire between March 2021 and March 2022. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2016	1.2	$43.10	$55.7	0.8
Granted	—	—
Vested	(0.2)	43.69
Forfeited	(0.7)	41.50
As of December 31, 2017	0.3	45.80	9.7	0.9
Granted	—	—
Vested	(0.2)	47.48
Forfeited	(0.1)	44.77
As of December 31, 2018	0.1	43.63	1.4	1.0
Granted	—	—
Vested	—	45.35
Forfeited	—	51.47
As of December 31, 2019	—	$41.56	$1.3	0.7

The aggregate value of restricted stock which vested during 2019, 2018 and 2017 was $1.0 million, $3.8 million and $7.8 million, respectively, based on the average high and low market price of our common stock at the vesting date.
RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2016	1.2	$43.28	$55.7	1.6
Granted	0.6	37.74
Vested	(0.2)	43.06
Forfeited	(0.1)	42.43
As of December 31, 2017	1.6	41.01	43.9	1.4
Granted	0.2	22.02
Vested	(0.3)	46.31
Forfeited	(0.2)	41.17
As of December 31, 2018	1.3	37.17	28.3	1.0
Granted	0.3	29.69
Vested	(0.4)	37.34
Forfeited	(0.1)	39.86
As of December 31, 2019	1.2	$32.50	$53.2	0.9

The aggregate intrinsic value of RSUs issued during 2019, 2018 and 2017 was $10.4 million, $5.8 million and $7.7 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2016	0.3	$44.97	$0.3	2.4	0.2	$42.15	$0.7	1.3
Granted	0.4	36.31
Exercised	—	—
Forfeited	—	—
As of December 31, 2017	0.7	40.27	—	3.0	0.2	42.76	—	0.4
Granted	1.2	27.08
Exercised	—	—
Forfeited	(0.4)	38.53
As of December 31, 2018	1.5	29.75	—	4.0	—	57.48	—	1.2
Granted	0.7	29.68
Exercised	—	—
Forfeited	—	$—
As of December 31, 2019	2.2	$29.72	$31.3	3.4	0.1	$50.12	$—	1.1

The aggregate intrinsic value of SSAR Awards exercised during 2019 and 2018 was $0.0 million and $0.0 million, respectively.
As discussed in "Note 1. Basis of Presentation, New Accounting Standards and Accounting Policies," we currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. The weighted average fair value of the SSAR Awards for 2019 was $9.15 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 36.1%, dividend yields of 0.9% and risk-free interest rates of 2.4%. The weighted average fair value of the SSAR Awards for 2018 was $6.56 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 30.8%, dividend yields of 1.0% and risk-free interest rates of 2.6%. The weighted average fair value of the SSAR Awards for 2017 was $8.82 and the assumptions used to determine such fair value were as follows: expected term of 4.3 years, volatility of 28.6%, dividend yields of 0.7% and risk-free interest rates of 1.8%.
Unrecognized Compensation Cost
As of December 31, 2019, there was $24.6 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as capital in excess of par value in the accompanying consolidated balance sheets. The unrecognized compensation cost as of December 31, 2019 is expected to be recognized as compensation expense over a weighted average period of 0.9 years as follows (in millions):

Year Ended December 31,
2020	$16.2
2021	7.2
2022	1.1
2023	—
2024	—
$24.6

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2017	$(118.8)	$(7.7)	$(126.5)
Other comprehensive income (loss)	(27.3)	21.0	(6.3)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	1.2	—	1.2
Balance as of December 31, 2018	(145.0)	13.3	(131.7)
Other comprehensive income (loss)	8.2	(25.5)	(17.3)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	2.7	—	2.7
Balance as of December 31, 2019	$(134.1)	$(12.2)	$(146.3)

The foreign currency translation adjustment gain for 2019 was primarily due to the effect of weakness in the U.S. dollar against certain foreign currencies, including the British Pound and the South African Rand. The foreign currency translation adjustment loss for 2018 was primarily due to the strengthening of the U.S. dollar compared to most foreign currencies, including the British Pound.

11. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	2019	2018	2017
United States	$(59.1)	$(63.6)	$(152.3)
Foreign	296.4	248.5	131.2
	$237.3	$184.9	$(21.1)

The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2019	2018	2017
Current:
U.S. federal statutory tax	$(4.0)	$8.2	$94.6
State	1.6	(1.6)	5.6
Foreign	35.9	46.3	34.2
	33.5	52.9	134.4
Deferred:
U.S. federal statutory tax	11.0	4.0	15.1
State	4.6	(6.2)	8.9
Foreign	(12.2)	(1.0)	(10.0)
	3.4	3.2	13.9
Non-current tax expense (income)	19.3	6.2	0.9
	$56.2	$55.9	$149.2

Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2019	2018	2017
U.S. federal statutory tax rate	21.0%	21.0%	35.0%
Foreign earnings, net of foreign taxes	(13.8)	(11.6)	245.4
State income taxes, net of U.S. federal income tax benefit	2.2	(3.3)	(51.8)
U.S. tax on deemed dividends	0.9	(0.4)	(14.0)
Tax Act - Transition Tax	0.5	0.7	(704.3)
Tax Reform - GILTI	6.0	9.7	—
Tax Reform - BEAT	0.1	2.8	—
Deferred tax impact on foreign unrepatriated earnings	0.5	(1.0)	(65.5)
Goodwill impairment	—	—	(81.5)
Uncertain tax positions	8.2	3.4	(4.1)
Foreign currency adjustments	(6.1)	2.2	(0.7)
Intercompany interest transfer pricing adjustment	1.4	1.5	—
Tax authority settlements	—	—	(10.0)
Nontaxable interest income	(2.3)	(2.7)	36.9
Nondeductible interest expense	1.8	—	(12.6)
Valuation allowance	1.2	3.0	(19.6)
Other permanent differences	2.4	5.0	(60.4)
Effective income tax rate	23.7%	30.2%	(707.1)%

For the year ended 2019, our effective income tax rate was 23.7%, and our income tax provision was $56.2 million, as compared to an effective income tax rate of 30.2% and an income tax provision of $55.9 million for 2018. The lower effective income tax rate for 2019, as compared to 2018, resulted principally from the benefits of differences in the results of our subsidiaries in tax jurisdictions with different income tax rates, the impacts of base erosion and anti-abuse minimum tax ("BEAT") and global intangible low-taxed income (“GILTI”), other permanent tax differences, and one-time return-to-provision foreign exchange statutory adjustments. These benefits were reduced by increases in uncertain tax positions and the effect of state income taxes. Several final and proposed regulations were issued for

U.S. federal income tax purposes during 2019 regarding BEAT, foreign tax credits, and GILTI, among other areas. The Treasury Department and IRS released final and proposed regulations regarding BEAT on December 2, 2019 and provided an election to waive deductions for purposes of determining base erosion payments which we elected to apply to both 2018 and 2019. Our 2019 effective income tax rate and income tax expense reflect the results of this election for 2019 and the one-time benefit for 2018.
For 2018, our effective income tax rate was 30.2%, for an income tax provision of $55.9 million, as compared to an effective income tax rate of (707.1)% and an income tax provision of $149.2 million for 2017. The lower effective income tax rate for 2018 resulted primarily from the effects of the Tax Act's $143.7 million one-time transition tax on historic accumulated foreign earnings. Without the transition tax charge, the effective income tax rate for 2017 would have been (25.9)%.
For 2017, our effective income tax rate was (707.1)%, for an income tax provision of $149.2 million, which was primarily a result of differences in the results of our subsidiaries in tax jurisdictions with different income tax rates, the effects of the Act's $143.7 million one-time transition tax on historic accumulated foreign earnings, and a goodwill impairment. Without the transition tax charge, the effective income tax rate for 2017 would have been (25.9)%.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2019, $923.9 million of our foreign earnings are permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $203.3 million in foreign withholding tax. For the remaining $1.3 billion accumulated foreign earnings that are actually or deemed repatriated, we have made an estimate of the associated foreign withholding and state income tax effects of $12.0 million for 2019.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2019	2018
Gross Deferred Tax Assets:
Bad debt reserve	$4.2	$4.7
Net operating loss	40.1	33.7
Accrued and other share-based compensation	27.1	23.2
Accrued expenses	6.0	10.2
U.S. foreign income tax credits	3.0	2.3
Other income tax credits	0.2	0.2
Customer deposits	3.1	3.1
Investments	1.9	1.9
Cash flow hedges	3.9	—
Other	0.7	—
Total gross deferred tax assets	90.1	79.4
Less: Valuation allowance	32.5	24.3
Gross deferred tax assets, net of valuation allowance	57.6	55.1
Deferred Tax Liabilities:
Depreciation	(11.7)	(11.2)
Goodwill and intangible assets	(53.5)	(47.5)
Unrealized foreign exchange	(6.3)	(4.5)
Prepaid expenses, deductible for tax purposes	(4.2)	(3.9)
Deferred tax costs on foreign unrepatriated earnings	(12.0)	(11.3)
Unrealized derivatives	(3.8)	(4.1)
Cash flow hedges	—	(2.5)
Other	—	(3.5)
Total gross deferred tax liabilities	(91.6)	(88.5)
Net deferred tax liability	$34.0	$33.4
Net deferred tax asset	—	—
Reported on the consolidated balance sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$20.7	$11.4

Non-current income tax liabilities, net of deferred tax liabilities, non-current	$54.1	$44.8

As of December 31, 2019 and 2018, we had gross net operating losses (“NOLs”) of approximately $375.9 million and $275.3 million, respectively. The NOLs as of December 31, 2019, originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $40.1 million reflecting the benefit of the NOL carryforward as of December 31, 2019. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2020-2039	$11.2
US States	Indefinite	$2.5
Foreign	2020-2039	$3.1
Foreign	Indefinite	$23.3
	Total	$40.1

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2019, a valuation allowance of $32.5 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized, $27.1 million of which relates to the deferred tax asset for NOLs.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We operate under a special income tax concession in Singapore which began January 1, 2008 and is subject to renewal. Our current five-year income tax concession period began on January 1, 2018 and is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this tax concession decreased foreign income taxes by $4.3 million, $0, and $1.3 million for 2019, 2018, and 2017 respectively. The impact of the income tax concession on basic earnings per common share was $0.07, $0, and $0.02 for 2019, 2018, and 2017 respectively. On a diluted earnings per common share basis, the impact was $0.06, $0, and $0.02 for 2019, 2018, and 2017 respectively.

Income Tax Contingencies
We recorded a net increase of $9.5 million of liabilities related to unrecognized income tax benefits (“Unrecognized Tax Liabilities”) and a net decrease of $4.1 million of assets related to unrecognized income tax benefits (“Unrecognized Tax Assets”) during 2019. In addition, during 2019, we recorded a decrease of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2019, our Unrecognized Tax Liabilities, including penalties and interest, were $84.0 million and our Unrecognized Tax Assets were $25.5 million.
During 2018, we recorded a net decrease of $1.8 million of liabilities related to Unrecognized Tax Benefits and a net increase of $4.3 million of assets related to Unrecognized Tax Benefits. In addition, during 2018, we recorded an increase of $0.9 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in other income (expense), net, in the accompanying consolidated statements of income and comprehensive income. As of December 31, 2018, our Unrecognized Tax Liabilities, including penalties and interest, were $70.2 million and our Unrecognized Tax Assets were $29.7 million.
The following is a tabular reconciliation of the total amounts of gross unrecognized income tax liabilities for the year (in millions):

	2019	2018	2017
Gross Unrecognized Tax Liabilities – opening balance	$57.0	$58.8	$62.2
Gross increases – tax positions in prior period	12.2	3.6	10.9
Gross decreases – tax positions in prior period	(13.5)	(10.6)	—
Gross increases – tax positions in current period	14.9	11.5	10.7
Gross decreases – tax positions in current period	—	—	—
Settlements	(1.4)	(1.5)	(23.0)
Lapse of statute of limitations	(2.7)	(4.8)	(2.1)
Gross Unrecognized Tax Liabilities – ending balance	$66.5	$57.0	$58.8

If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $25.5 million, as of December 31, 2019, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $41.1 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2019 effective income tax rate by 17.3%. As of December 31, 2019, it is possible that approximately $9 million of our unrecognized income tax liabilities may decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $4.6 million, $1.2 million and $3.4 million during 2019, 2018, and 2017, respectively. For penalties, we recorded income of $0.2 million and $1.9 million and expense of $0.1 million during 2019, 2018 and 2017, respectively. As of December 31, 2019 and 2018, we had recognized liabilities of $13.1 million and $8.5 million for interest and $4.4 million and $4.6 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2015 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2018 tax years. In 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authorities regarding transfer pricing and other related matters for the tax years 2013-2015. In Q2 2019, it received a proposed income adjustment of approximately $1.7 million related to the 2013 tax year. We are currently responding to the proposed income adjustment and other information requests from the Danish tax authorities. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $9.8 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. In addition, in January of 2020, we received a notice of examination from the IRS for the 2017 - 2018 tax years. An unfavorable resolution of one or more of the above matters could have a material adverse effect on our result of operations or cash flows in the quarter or year in which the adjustments are recorded, or the tax is due or paid. As examinations are still in process or have not yet reached the final stages of the appeals process, the timing of the ultimate resolution or payments that may be required cannot be determined at this time.
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with material uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013 - 2015	2016 - 2019
South Korea	2011 - 2014	2015 - 2019
United Kingdom	2017	2018 - 2019
Other non-U.S.	None	2014 - 2019

12. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short‑term maturities of these instruments. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $0.6 billion and $0.7 billion as of December 31, 2019 and 2018, respectively, and our notes receivable of $21.0 million and $28.2 million as of December 31, 2019 and 2018, respectively are categorized in Level 2.
Recurring Fair Value Measurements.
The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2019 and 2018 (in millions):

	Fair Value Measurements as of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$148.3	$100.0	$10.7	$259.0
Foreign currency contracts	—	2.0	—	2.0
Cash surrender value of life insurance	—	9.4	—	9.4
Total assets at fair value	$148.3	$111.4	$10.7	$270.4

Liabilities:
Commodities contracts	$177.6	$69.3	$8.1	$255.0
Foreign currency contracts	—	11.6	—	11.6
Total liabilities at fair value	$177.6	$80.9	$8.1	$266.6

	Fair Value Measurements as of December 31, 2018
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$585.6	$254.6	$0.9	$841.2
Foreign currency contracts	—	4.6	—	4.6
Cash surrender value of life insurance	—	6.3	—	6.3
Total assets at fair value	$585.6	$265.6	$0.9	$852.1

Liabilities:
Commodities contracts	$556.5	$211.2	$0.2	$767.9
Foreign currency contracts	—	1.2	—	1.2
Total liabilities at fair value	$556.5	$212.4	$0.2	$769.1
The fair values of our commodity contracts measured using Level 3 inputs were not material at December 31, 2019 and 2018, respectively.

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

	Fair Value as of December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$259.0	$130.0	$129.0	$—	$—	$129.0
Foreign currency contracts	2.0	1.0	1.0	—	—	1.0
Total assets at fair value	$261.1	$131.1	$130.0	$—	$—	$130.0

Liabilities:
Commodities contracts	$255.0	$130.0	$125.0	$29.3	$—	$95.7
Foreign currency contracts	11.6	1.0	10.5	—	—	10.5
Total liabilities at fair value	$266.6	$131.1	$135.5	$29.3	$—	$106.3

	Fair Value as of December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$841.2	$646.0	$195.1	$3.0	$—	$192.1
Foreign currency contracts	4.6	0.9	3.7	—	—	3.7
Total assets at fair value	$845.8	$647.0	$198.8	$3.0	$—	$195.8

Liabilities:
Commodities contracts	$767.9	$646.0	$121.9	$—	$—	$121.9
Foreign currency contracts	1.2	0.9	0.3	—	—	0.3
Total liabilities at fair value	$769.1	$647.0	$122.2	$—	$—	$122.2

At December 31, 2019 and 2018, we did not present any amounts gross on our consolidated balance sheet where we had the right of setoff.
Concentration of Credit Risk
The individual over-the-counter (OTC) counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2019, one of our OTC counterparties with an exposure amount of $7.3 million, represented over 10% of our total credit exposure to OTC derivative counterparties.

13. Business Segments, Geographic Information and Major Customers
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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Year Ended December 31,
	2019	2018	2017
Revenue:
Aviation segment	$18,479.5	$19,119.7	$14,538.2
Land segment	10,280.9	11,381.1	10,958.0
Marine segment	8,058.5	9,249.5	8,199.3
	$36,819.0	$39,750.3	$33,695.5
Gross profit:
Aviation segment	$551.6	$507.8	$440.5
Land segment	378.9	364.9	365.8
Marine segment	181.5	145.8	126.0
	$1,112.0	$1,018.5	$932.2
Income from operations:(1)(2)
Aviation segment	$283.9	$250.6	$192.9
Land segment	55.0	47.8	(7.9)
Marine segment	67.1	37.8	(57.8)
	406.1	336.3	127.2
Corporate overhead - unallocated	(106.4)	(76.6)	(81.6)
	$299.7	$259.7	$45.6
Depreciation and amortization:
Aviation segment	$28.5	$27.5	$26.8
Land segment	48.0	46.5	49.8
Marine segment	4.5	2.2	5.8
Corporate	6.4	5.3	3.5
	$87.4	$81.5	$86.0
Capital expenditures:
Aviation segment	$23.0	$19.7	$12.3
Land segment	26.9	30.9	21.0
Marine segment	28.3	2.9	1.5
Corporate	2.7	18.8	19.1
	$80.9	$72.3	$54.0

(1)	Includes $19.7 million, $17.1 million and $52.4 million of restructuring charges for the years ended December 31, 2019, 2018 and 2017, respectively.

(2)	Includes a $79.1 million impairment charge attributable to the impairment of goodwill and other long term assets, and $1.4 million of restructuring charges in 2017.

Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2019	2018
Accounts receivable, net:
Aviation segment, net of allowance for bad debt of $14.6 and $17.7 as of December 31, 2019 and December 31, 2018, respectively	$1,098.2	$992.2
Land segment, net of allowance for bad debt of $2.8 and $2.7 as of December 31, 2019 and December 31, 2018, respectively	863.2	846.1
Marine segment, net of allowance for bad debt of $18.0 and $19.0 as of December 31, 2019 and December 31, 2018, respectively	930.5	901.2
	$2,891.9	$2,739.6
Total assets:
Aviation segment	$2,416.5	$2,261.0
Land segment	2,089.4	2,178.1
Marine segment	1,189.7	1,124.2
Corporate	296.8	113.6
	$5,992.4	$5,676.9

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year ended December 31,
	2019	2018	2017
Revenue:
United States	$19,365.2	$20,555.5	$17,938.0
EMEA (1) (3)	9,235.1	9,721.9	7,553.3
Asia Pacific (2) (3)	4,581.1	5,537.2	4,923.0
Americas, excluding United States	3,637.6	3,935.6	3,281.2
Total	$36,819.0	$39,750.3	$33,695.5

	As of December 31,
	2019	2018
Property and equipment, net:
United States	$173.0	$175.1
EMEA	135.7	124.5
Asia Pacific	44.2	7.5
Americas, excluding United States	8.0	43.1
Total	$360.9	$350.3

(1)	Includes revenue related to the U.K. of $5.5 billion, $6.3 billion and $5.0 billion for 2019, 2018 and 2017, respectively.

(2)	Includes revenue related to Singapore of $4.5 billion, $5.4 billion and $4.8 billion for 2019, 2018 and 2017, respectively.

(3)	Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 15. Revenue.

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

14. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2019 and 2018 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue	$8,678.8	$9,459.4	$9,322.7	$9,358.1
Gross profit	$251.1	$268.6	$305.7	$286.6
Net income including noncontrolling interest	$37.3	$37.6	$49.4	$56.8
Net income attributable to World Fuel	$37.2	$37.0	$48.2	$56.5
Basic earnings per common share (1)	$0.55	$0.56	$0.74	$0.86
Diluted earnings per common share (1)	$0.55	$0.55	$0.73	$0.86

	March 31,	June 30,	September 30,	December 31,
	2018	2018	2018	2018
Revenue	$9,181.3	$10,150.8	$10,429.5	$9,988.6
Gross profit	$243.4	$246.2	$266.7	$262.2
Net income including noncontrolling interest	$31.3	$29.2	$38.7	$29.8
Net income attributable to World Fuel	$31.2	$28.7	$38.2	$29.6
Basic earnings per common share (1)	$0.46	$0.42	$0.57	$0.44
Diluted earnings per common share (1)	$0.46	$0.42	$0.56	$0.44

(1) Basic and diluted earnings per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.

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

Disaggregated revenue

The following table presents (in millions) our revenues from contracts with customers disaggregated by major geographic areas and by segment. Prior period amounts (2017) have not been adjusted as the company elected the modified retrospective transition method.

	For the For the Year ended December 31,
	2019	2018	2017
Aviation	$1,410.2	$1,564.6	$1,086.8
Land	18.2	3.3	3.0
Marine	2,929.2	3,552.1	3,347.0
Asia Pacific	$4,357.7	$5,120.1	$4,436.8

Aviation	$3,824.3	$3,641.4	$2,532.1
Land	2,425.4	2,563.6	2,290.7
Marine	2,739.1	3,148.3	2,605.2
EMEA	$8,988.9	$9,353.4	$7,428.1

Aviation	$2,347.1	$1,931.6	$1,365.5
Land	612.4	631.8	705.6
Marine	678.1	610.2	548.8
LATAM	$3,637.7	$3,173.6	$2,619.8

Aviation	$10,933.0	$12,025.7	$9,644.5
Land	7,017.0	8,038.0	7,912.8
Marine	1,415.2	1,480.5	1,063.3
North America	$19,365.1	$21,544.2	$18,620.6

Other revenues (excluded from ASC 606)	$469.6	$559.0	$590.2

	$36,819.0	$39,750.3	$33,695.5

Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance.

Accounts receivable, contract assets and contract liabilities

The nature of the receivables related to revenue from contracts with customers and other revenue, are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the Accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of December 31, 2019 and 2018, the contract assets and contracts liabilities recognized by the Company were not material.

16. Leases

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

For the twelve months ended December 31, 2019, we recognized the following total lease cost related to our lease arrangements (in millions):

For the Twelve months ended
December 31, 2019
Finance lease cost:
Amortization of right-of-use assets	$4.2
Interest on lease liabilities	0.5
Operating lease cost	53.2
Short-term lease cost	18.3
Variable lease cost	5.0
Sublease income	(11.4)
Total lease cost	$69.6

We incurred rental expense for all properties and equipment of $48.7 million and $40.3 million for 2018 and 2017, respectively.

As of December 31, 2019, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2020	$43.7	$4.8
2021	35.6	3.8
2022	29.0	3.5
2023	22.9	2.8
2024	16.3	1.8
Thereafter	50.1	3.8
Total remaining lease payments (undiscounted)	197.6	20.4
Less: imputed interest	37.2	1.7
Present value of lease liabilities	$160.3	$18.7

As of December 31, 2018, our future minimum lease payments under noncancelable operating leases were as follows (in millions):

Year Ended December 31,
2019	$50.7
2020	37.1
2021	30.7
2022	23.7
2023	17.8
Thereafter	48.5
Total future minimum lease payments under noncancelable operating leases	$208.6

The assets and accumulated amortization recorded under finance leases are as follows (in millions):

	As of December 31,
	2019	2018
Finance leases	$32.6	$30.9
Accumulated amortization	14.8	18.4
Finance leases, net	$17.8	$12.4

Supplemental balance sheet information related to leases (in millions):

	Classification	As of December 31, 2019
Assets
Operating Lease Assets	Identifiable intangible and other non-current assets	$153.7
Finance Lease Assets	Property and equipment, net	17.8

Liabilities
Operating Lease Liability - Current	Accrued expenses and other current liabilities	35.6
Operating Lease Liability - Long Term	Other long-term liabilities	124.7
Finance Lease Liability - Current	Current maturities of long-term debt	4.3
Finance Lease Liability - Long Term	Long-term debt	14.4

Other information related to leases as of December 31, 2019:

	Operating Leases	Finance Leases
Weighted-average remaining lease term (years)	6.5	5.6
Weighted-average discount rate	5.9%	3.2%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$—	$0.5
Operating cash flows from operating leases	52.9	—
Financing cash flows from finance leases	—	4.0
Right of use assets obtained in exchange for new operating lease liability (noncash in millions)	30.2	—
Right of use assets obtained in exchange for new financing lease liability (noncash in millions)	—	8.2

Item 16. Form 10-K Summary
We have elected not to include the voluntary, summary information required by Form 10-K under this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2020.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2020.

Signature	Title
/s/ MICHAEL J. KASBAR	Chairman, President and Chief Executive Officer
Michael J. Kasbar	(Principal Executive Officer)

/s/ IRA M. BIRNS	Executive Vice President and Chief Financial Officer
Ira M. Birns	(Principal Financial and Accounting Officer)

/s/ KEN BAKSHI	Director
Ken Bakshi

/s/ JORGE L. BENITEZ	Director
Jorge L. Benitez

/s/ SHARDA CHERWOO	Director
Sharda Cherwoo
/s/ STEPHEN J. GOLD	Director
Stephen J. Gold

/s/ RICHARD A. KASSAR	Director
Richard A. Kassar

/s/ JOHN L. MANLEY	Director
John L. Manley

/s/ STEPHEN K. RODDENBERRY	Director
Stephen K. Roddenberry

/s/ PAUL H. STEBBINS	Director
Paul H. Stebbins