Form 10-Q
period 2020-03-31
WORLD FUEL SERVICES CORP
filed 2020-05-05
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had a total of 63,317,796 shares of common stock, par value $0.01 per share, issued and outstanding as of April 24, 2020.

Part I — Financial Information

Item 1.	Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$537.0	$186.1
Accounts receivable, net	1,985.1	2,891.9
Inventories	332.8	593.3
Prepaid expenses	59.3	80.6
Short-term derivative assets, net	278.5	59.5
Other current assets	341.0	358.8
Total current assets	3,533.8	4,170.1
Property and equipment, net	360.0	360.9
Goodwill	915.4	843.7
Identifiable intangible and other non-current assets	689.7	617.7
Total assets	$5,498.9	$5,992.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$53.6	$54.1
Accounts payable	1,541.1	2,602.7
Customer deposits	128.8	126.7
Accrued expenses and other current liabilities	385.8	378.9
Total current liabilities	2,109.3	3,162.4
Long-term debt	1,145.9	574.7
Non-current income tax liabilities, net	208.6	210.1
Other long-term liabilities	184.9	151.3
Total liabilities	$3,648.7	$4,098.5
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.2 and 65.2 issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	0.6	0.7
Capital in excess of par value	218.2	274.7
Retained earnings	1,785.1	1,761.3
Accumulated other comprehensive loss	(157.5)	(146.3)
Total World Fuel shareholders' equity	1,846.4	1,890.4
Noncontrolling interest	3.7	3.5
Total equity	1,850.1	1,893.9
Total liabilities and equity	$5,498.9	$5,992.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Revenue	$8,015.2	$8,678.8
Cost of revenue	7,756.4	8,427.7
Gross profit	258.7	251.1
Operating expenses:
Compensation and employee benefits	104.2	110.1
General and administrative	83.7	70.6
	187.9	180.7
Income from operations	70.8	70.4
Non-operating expenses, net:
Interest expense and other financing costs, net	(15.4)	(19.4)
Other income (expense), net	2.2	0.4
	(13.2)	(19.0)
Income (loss) before income taxes	57.6	51.3
Provision for income taxes	16.0	14.0
Net income (loss) including noncontrolling interest	41.6	37.3
Net income (loss) attributable to noncontrolling interest	0.2	0.1
Net income (loss) attributable to World Fuel	$41.4	$37.2

Basic earnings per common share	$0.64	$0.55

Basic weighted average common shares	64.9	67.1

Diluted earnings per common share	$0.63	$0.55

Diluted weighted average common shares	65.4	67.4

Comprehensive income:
Net income (loss) including noncontrolling interest	$41.6	$37.3
Other comprehensive income (loss):
Foreign currency translation adjustments	(33.0)	0.2
Cash flow hedges, net of income tax expense of $7.4 and income tax benefit of $4.1 for the three months ended March 31, 2020 and 2019, respectively	21.7	(11.9)
Other comprehensive income (loss)	(11.3)	(11.7)
Comprehensive income (loss) including noncontrolling interest	30.4	25.6
Comprehensive income (loss) attributable to noncontrolling interest	—	(0.8)
Comprehensive income (loss) attributable to World Fuel	$30.4	$26.3

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	$0.6	$218.2	$1,785.1	$(157.5)	$1,846.4	$3.7	$1,850.1

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards			4.0	—	—	4.0	—	4.0
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive loss	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8

Cash Dividends

During the three months ended March 31, 2020 , the Company's Board of Directors declared quarterly cash dividends of $0.10 per common share representing $6.5 million in total dividends, which were paid on April 9, 2020. During the three months ended March 31, 2019, the Company's Board of Directors declared quarterly cash dividends of $0.06 per common share representing $4.0 million in total dividends, which were paid on April 12, 2019.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interest	$41.6	$37.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	21.8	22.3
Provision for bad debt	9.9	2.4
Share-based payment award compensation costs	(1.8)	4.2
Deferred income tax expense (benefit)	(11.7)	(4.5)
Foreign currency (gains) losses, net	(19.8)	3.4
Other	(40.9)	8.2
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	900.4	11.2
Inventories	245.3	(83.4)
Prepaid expenses	20.7	8.7
Short-term derivative assets, net	(189.3)	164.2
Other current assets	17.7	27.3
Cash collateral with financial counterparties	(36.9)	(32.6)
Other non-current assets	(29.5)	27.3
Accounts payable	(1,057.5)	(10.9)
Customer deposits	3.7	(24.7)
Accrued expenses and other current liabilities	101.5	(103.2)
Non-current income tax, net and other long-term liabilities	34.3	(46.4)
Total adjustments	(32.1)	(26.5)
Net cash provided by (used in) operating activities	9.5	10.8
Cash flows from investing activities:
Acquisition of businesses, net of cash acquired	(130.5)	—
Capital expenditures	(17.4)	(21.8)
Other investing activities, net	(1.1)	3.3
Net cash (used in) provided by investing activities	(149.0)	(18.5)
Cash flows from financing activities:
Borrowings of debt	1,732.0	1,542.0
Repayments of debt	(1,161.3)	(1,547.5)
Dividends paid on common stock	(6.5)	(4.0)
Repurchases of common stock	(55.6)	—
Other financing activities, net	(1.5)	(1.4)
Net cash provided by (used in) financing activities	507.0	(10.9)
Effect of exchange rate changes on cash and cash equivalents	(16.5)	0.9
Net increase (decrease) in cash and cash equivalents	351.0	(17.7)
Cash and cash equivalents, as of the beginning of the period	186.1	211.7
Cash and cash equivalents, as of the end of the period	$537.0	$194.0

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

1. Cash dividends declared, but not yet paid, were $6.5 million and $4.0 million as of March 31, 2020 and 2019, respectively.
2. Deferred consideration for acquisition of business was $30.0 million as of March 31,2020.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Notes to the Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation and Significant Accounting Policies

General

World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10‑Q (“10-Q Report”) as “World Fuel,” “we,” “our” and “us.”

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, marine and land transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment with respect to natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable fuel products.

We prepared the Consolidated Financial Statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) can be condensed or omitted.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our 2019 Annual Report on Form 10-K (“2019 10-K Report”). Certain amounts in the Consolidated Financial Statements and accompanying notes may not add due to rounding. All percentages have been calculated using unrounded amounts.

COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and disruption in the global economy. The rapid spread of the virus has caused governments around the world to implement stringent measures to help control its spread, including, without limitation, quarantines, “stay-at-home” or “shelter-in-place” orders, social-distancing mandates, travel restrictions, and closures or reduced operations for businesses, governmental agencies, schools and other institutions, among others.

Beginning in the quarterly period ended March 31, 2020, the aviation, marine and land transportation industries, along with global economic conditions generally, have been significantly disrupted by the pandemic. A large number of our customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures have also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries (OPEC) members and other oil-producing countries such as Russia, as well as related global storage considerations.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our operating results for the quarterly period ended March 31, 2020, we have since seen a significant decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. In response to these developments, in March 2020, we took swift action to ensure the safety of our employees and other stakeholders, and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

We make estimates and assumptions that affect the reported amounts on our financial statements and accompanying notes as of the date of the financial statements. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business as of March 31, 2020. At this time, we are unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in impairments and increases in credit allowances.

Significant Accounting Policies

There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company's accounting policies from those disclosed in our 2019 10‑K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies of the accompanying notes to the Consolidated Financial Statements included in our 2019 10‑K Report, and in the section below Adoption of New Accounting Standards.

Adoption of New Accounting Standards
We included below a description of recent new accounting standards or accounting standards updates that had an impact on the Company’s consolidated financial statements. New accounting standards or accounting standards updates not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s consolidated financial statements or processes.

Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. In June 2016, Accounting Standards Update ("ASU") 2016-13 was issued, which replaced the incurred loss impairment model with a model that reflects expected credit losses over the lifetime of the asset and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance in this update, including the subsequent related codification amendments, changed how entities account for credit impairment from trade and other receivables, net investments arising from sales-type and direct financing leases, debt securities, purchased-credit impaired financial assets and other instruments in addition to loans. For receivables and certain other instruments that are not measured at fair value, entities are required to estimate expected credit losses. Under the expected loss model, an entity recognizes a loss upon initial recognition of the asset that reflects all future events that could lead to a loss being realized, regardless of whether it is probable that the future event will occur.
The Company adopted ASU 2016-13, including the related codification amendments, in the first quarter of 2020 utilizing the modified retrospective transition method and applying the transition provisions at the effective date.
The Company implemented changes to business processes and internal controls that support the new standard. As of the date of implementation on January 1, 2020, the Company recognized $11.1 million as a reduction to the opening retained earnings balance. The main drivers of the consolidated impact at transition are related to the inclusion of future economic conditions, the exclusion of freestanding credit enhancements when estimating the expected credit loss and estimating the lifetime credit losses of notes receivable.
Accounting Standards Issued but Not Yet Adopted

There have been no recently issued accounting standards not yet adopted by us which are expected, upon adoption, to have a material impact on the Company’s Consolidated Financial Statements or processes.

2. Accounts Receivable

Accounts receivable and allowance for credit losses

We extend credit on an unsecured basis to most of our customers. Our exposure to expected credit losses depends on the financial condition of our customers and other macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries we serve, changes in oil prices and political instability. While we actively manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events, there can be no guarantee we will be able to mitigate all of these risks successfully.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness based on expected exposure. Our payment terms with customers are based on each customers' creditworthiness and are generally 30-60 days, although certain markets and other customer-specific factors may warrant longer payment terms. Accounts receivable balances that are not paid within the terms of the sales agreement may be subject to finance fees based on the outstanding balance. Although we analyze customers’ payment history and expected creditworthiness, since we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected may ultimately need to be written off.

Accounts receivable are measured at amortized cost. The health of our receivables is continuously monitored using a risk-based model, taking into consideration both the timeliness and predictability of collections from our customers. We maintain a provision for expected credit losses based upon our historical experience with our customers, along with any specific customer collection issues that we have identified from current financial information and business prospects, as well as any political or economic conditions or other market factors, including certain assumptions based on reasonable forward-looking information from market sources. Principally, based on these credit risk factors, portfolio segments are defined and an internally derived risk-based credit loss reserve is established and applied to each portfolio segment. Customer account balances that are deemed to be at high risk of collectability are reserved at higher rates than customer account balances which we expect to collect without difficulty.

We had accounts receivable of $2.0 billion and $2.9 billion as of March 31, 2020 and December 31, 2019, respectively. We also had allowance for credit losses related to accounts receivables and other insignificant financing receivables of $56.1 million (including the $11.1 million cumulative transition adjustment to retained earnings related to the implementation of ASU 2016-13) and $35.5 million, as of March 31, 2020 and December 31, 2019, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2020 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information. Based on an aging analysis at March 31, 2020, 96% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for credit losses (in millions):

Total
Balance as of January 1, 2020	$46.6
Charges to provision for credit losses	9.9
Write-off of uncollectible receivables	(0.6)
Recoveries of credit losses	$0.1
Translation adjustments	—
Balance as of March 31, 2020	$56.1

Financing programs
We have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%. Accounts receivable sold under the RPAs are accounted for as sales, in accordance with FASB ASC Topic 860, Transfers and Servicing, and excluded from Accounts receivable, net on the accompanying Consolidated Balance Sheets. Fees and interest paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Comprehensive Income.

Under the RPAs, accounts receivable sold, which remained outstanding as of March 31, 2020 and December 31, 2019, were $288.3 million and $405.9 million, respectively. The fees and interest paid under the RPAs were $4.4 million and $5.8 million for the three months ended March 31, 2020 and 2019, respectively. For the three months ended March 31, 2020 and 2019, cash payments to the owners of account receivables were $1.8 billion and $2.0 billion, respectively, and cash proceeds from the sale of account receivables were $1.7 billion and $2.0 billion, respectively.

3. Acquisitions

2020 Acquisition

During the three months ended March 31, 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. (“UVair fuel business”), which serves business and general aviation customers worldwide. The acquisition was accounted for as a business combination.

The following table summarizes the aggregate consideration paid for this acquisition and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. The Company is in the process of obtaining information to finalize the valuations of certain acquired assets and assumed liabilities. Thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change and will be finalized no later than one year from the acquisition date (amounts in millions):

Total
Cash paid for acquisition of business	$131.0
Amounts due to sellers	30.0
Estimated purchase price	$161.0

Assets acquired:
Accounts receivable	40.1
Goodwill and identifiable intangible assets	127.1
Other current and long-term assets	4.5

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(0.9)

Estimated purchase price	$161.0

The goodwill of $82.9 million was assigned to the aviation segment, of which $73.5 million is anticipated to be deductible for tax purposes, and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the aviation segment operations. The identifiable intangible assets were $44.3 million, and primarily consisted of customer relationships and other identifiable assets.

The financial position, results of operations and cash flows of this acquisition have been included in our Consolidated Financial Statements since the acquisition date and did not have a material impact on our consolidated revenue and net income for the three months ended March 31, 2020; accordingly, pro forma information for this acquisition has not been provided as the impact was not considered material.

4. Derivative Instruments

The following describes our derivative classifications:

Fair Value Hedges. Includes derivative contracts we hold to hedge the risk of changes in the price of our inventory.

Cash Flow Hedges. Includes derivative contracts we execute to mitigate the risk of price and interest rate volatility in forecasted transactions.

Non-designated Derivatives. Includes derivatives we primarily transact to mitigate the risk of market price fluctuations in swaps or futures contracts, as well as certain forward fixed price purchase and sale contracts to hedge the risk of currency rate fluctuations and for portfolio optimization.

In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed non-amortizing interest rate swap contract ("IR Swap") with a maturity date in March 2025. The IR Swap was designated as a cash flow hedge to mitigate potential adverse changes in interest rates related to certain variable rate debt obligations. The IR Swap is measured at fair value each reporting period and changes in fair value are recorded to Accumulated other comprehensive income or loss (AOCI) on our Consolidated Balance Sheets. The amounts recorded in AOCI are subsequently reclassified to our Consolidated Statements of Income and Comprehensive Income within Interest expense and other financing costs, net when the underlying hedged variable rate interest payments are accrued. The fair value of the IR Swap is recorded on our Consolidated Balance Sheets within Short-term derivative assets, net or Accrued expenses and other current liabilities for fair value associated with cash flows due within twelve months of March 31, 2020, and within Identifiable intangible and other non-current assets or Other long-term liabilities for the fair value associated with cash flows due after twelve months from March 31, 2020.

The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		March 31,	December 31,	March 31,	December 31,
		2020	2019	2020	2019
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4.8	$—	$0.7	$—
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	416.1	1.7	362.4	20.0
	Other long-term liabilities	—	—	0.1	—
		$421.0	$1.7	$363.1	$20.0

Interest rate contracts	Short-term derivative assets, net	$—	$—	$—	$—
	Identifiable intangible and other non-current assets	$—	$—	$—	$—
	Accrued expenses and other current liabilities	—	—	0.7	—
	Other long-term liabilities	$—	$—	$1.3	$—
Total derivatives designated as hedging instruments		$421.0	$1.7	$365.1	$20.0

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$397.6	$65.7	$115.1	$7.2
	Identifiable intangible and other non-current assets	67.0	23.0	22.5	4.8
	Accrued expenses and other current liabilities	486.4	161.0	721.3	203.4
	Other long-term liabilities	29.0	7.7	60.8	19.7
		$980.0	$257.3	$919.7	$235.0

Foreign currency contracts	Short-term derivative assets, net	$25.5	$1.2	$5.3	$0.2
	Identifiable intangible and other non-current assets	0.1	—	—	—
	Accrued expenses and other current liabilities	1.5	0.9	4.5	11.4
		$27.1	$2.0	$9.8	$11.6
Total derivatives not designated as hedging instruments		$1,007.0	$259.4	$929.5	$246.6

Total derivatives		$1,428.0	$261.1	$1,294.6	$266.6

For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 7. Fair Value Measurements.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of March 31, 2020 (in millions):

	As of March 31,
Derivative Instruments	Units	2020
Commodity contracts
Long	BBL	81.4
Short	BBL	(58.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(144.8)
Buy U.S. dollar, sell other currencies	USD	423.9

As of March 31, 2020, and December 31, 2019, the following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Inventory	$12.8	$30.7	$(14.5)	$2.3

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	March 31, 2020			March 31, 2019
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$8,015.2	$7,756.4	$16.2	$8,678.8	$8,427.7	$20.5
Gains or Loss on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	(23.2)	—	—	16.2	—
Derivatives designated as hedging instruments	—	18.5	—	—	(13.5)	—
Gains or Loss on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	14.0	(1.2)	—	(3.8)	(8.4)	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$8,001.1	$7,750.5	$16.2	$8,682.6	$8,422.1	$20.5

For the three months ended March 31, 2020 and 2019, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

As of March 31, 2020, on a pre-tax basis for commodity cash flow hedges, $397.2 million and $385.1 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income and Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	March 31,			March 31,
Derivative Instruments	2020	2019	Location	2020	2019
Commodity contracts	$334.1	$(220.5)	Revenue	$14.0	$(3.8)
Commodity contracts	(297.7)	196.4	Cost of revenue	(1.2)	(8.4)
Interest rate contracts	(1.5)	—	Interest expense and other financing costs, net	—	—
Total Gain (Loss)	$34.9	$(24.1)	Total Gain (Loss)	$12.9	$(12.2)

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		March 31,
Derivative Instruments - Non-designated	Location	2020	2019
Commodity contracts
	Revenue	$79.1	$75.0
	Cost of revenue	15.4	(65.9)
		$94.5	$9.1
Foreign currency contracts
	Revenue	$0.5	$(0.1)
	Other (expense), net	18.5	0.5
		$18.9	$0.4
Total Gain (Loss)		$113.5	$9.5

Credit-Risk-Related Contingent Features

We enter into derivative contracts which may require us to provide collateral periodically. Additionally, certain derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events. These credit events may include the requirement to provide additional collateral or the immediate settlement of the derivative instruments upon the occurrence of such credit event or default. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features as of March 31, 2020 and December 31, 2019 (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of March 31, 2020	As of December 31, 2019
Net derivative liability positions with credit contingent features	$95.2	$45.6
Collateral posted and held by our counterparties	(48.2)	—
Maximum additional potential collateral requirements	$47.0	$45.6

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill for the three months ended March 31, 2020 (in millions):

	Aviation	Land (1)	Total
Balance as of December 31, 2019	$323.6	$520.1	$843.7
Additions	82.9	—	82.9
Foreign exchange and other adjustments	(1.4)	(9.7)	(11.1)
Balance as of March 31, 2020	$405.1	$510.4	$915.4

(1)At March 31, 2020, $445.7 million of the land segment's goodwill amount relates to the land reporting unit.

6. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following as of March 31, 2020 and December 31, 2019 (in millions):

	As of
	March 31,	December 31,
	2020	2019
Credit Facility	$630.0	$55.0
Term Loans	512.6	515.6
Finance Leases	17.7	18.7
Other*	39.2	39.5
Total debt	$1,199.5	$628.8
Current maturities of long-term debt	$53.6	$54.1
Long-term debt	$1,145.9	$574.7

* Includes secured borrowings of $37.1 million (EUR 33.6 million), due within 12 months, for the transfer of tax receivables as of March 31, 2020.
The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended
	March 31,
	2020	2019
Interest income	$0.9	$1.1
Interest expense and other financing costs	(16.2)	(20.5)
	$(15.4)	$(19.4)

t
7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $1.2 billion and $0.6 billion as of March 31, 2020 and December 31, 2019, respectively, and our notes receivable of $24.5 million and $21.0 million as of March 31, 2020 and December 31, 2019, respectively, are categorized as Level 2.

The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in millions):

	Fair Value Measurements as of March 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$930.1	$426.2	$44.6	$1,400.9
Foreign currency contracts	—	27.1	—	27.1
Interest rate contract	—	—	—	—
Cash surrender value of life insurance	—	9.0	—	9.0
Total assets at fair value	$930.1	$462.3	$44.6	$1,437.0

Liabilities:
Commodities contracts	$965.4	$306.5	$11.0	$1,282.8
Foreign currency contracts	—	9.8	—	9.8
Interest rate contract	$—	$2.0	$—	$2.0
Total liabilities at fair value	$965.4	$318.3	$11.0	$1,294.6

	Fair Value Measurements as of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$148.3	$100.0	$10.7	$259.0
Foreign currency contracts	—	2.0	—	2.0
Cash surrender value of life insurance	—	9.4	—	9.4
Total assets at fair value	$148.3	$111.4	$10.7	$270.4

Liabilities:
Commodities contracts	$177.6	$69.3	$8.1	$255.0
Foreign currency contracts	—	11.6	—	11.6
Total liabilities at fair value	$177.6	$80.9	$8.1	$266.6

There were no transfers between Level 1 and Level 2 during the periods presented. Additionally, the fair values of our commodity contracts measured using Level 3 inputs were not material at March 31, 2020 and December 31, 2019, respectively.

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

The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of March 31, 2020
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,400.9	$1,069.8	$331.2	$28.4	$—	$302.8
Interest rate contract	—	—	—	—	—	—
Foreign currency contracts	27.1	6.8	20.3	—	—	20.3
Total assets at fair value	$1,428.0	$1,076.6	$351.5	$28.4	$—	$323.1

Liabilities:
Commodities contracts	$1,282.8	$1,069.8	$213.1	$76.7	$—	$136.4
Interest rate contract	2.0	—	2.0	—	—	2.0
Foreign currency contracts	9.8	6.8	3.0	—	—	3.0
Total liabilities at fair value	$1,294.6	$1,076.6	$218.1	$76.7	$—	$141.4

	Fair Value as of December 31, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$259.0	$130.0	$129.0	$—	$—	$129.0
Foreign currency contracts	2.0	1.0	1.0	—	—	1.0
Total assets at fair value	$261.1	$131.1	$130.0	$—	$—	$130.0

Liabilities:
Commodities contracts	$255.0	$130.0	$125.0	$29.3	$—	$95.7
Foreign currency contracts	11.6	1.0	10.5	—	—	10.5
Total liabilities at fair value	$266.6	$131.1	$135.5	$29.3	$—	$106.3

At March 31, 2020 and December 31, 2019, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk

Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2020, one of our counterparties with an exposure amount of $28.2 million represented over 10% of our credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision for the periods presented and the respective effective income tax rates for such periods are as follows (in millions, except for income tax rates):

	For the Three Months Ended
	March 31,
	2020	2019
Income tax provision	$16.0	$14.0

Effective income tax rate	27.7%	27.3%

Our provision for income taxes for the three months ended March 31, 2020 was $16.0 million, resulting in an effective income tax rate of 27.7%. The provision includes a net discrete tax expense of $1.0 million for the period. Without the $1.0 million in discrete items, the effective income tax rate would have been 25.9%.

Our provision for income taxes for the three months ended March 31, 2019 was $14.0 million resulting in an effective tax rate of 27.3%. The provision includes a net discrete income tax benefit of $2.8 million for the period. Without the $2.8 million in discrete items, the effective income tax rate would have been 32.8%.

Our income tax concession in Singapore which reduces the income tax rate on qualified sales and derivative gains and losses decreased foreign income taxes by $2.0 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The impact of the income tax concession on basic earnings per common share was $0.03 and $0.01 for the three months ended March 31, 2020 and 2019, respectively.  On a diluted earnings per common share basis, the impact was $0.03 and $0.01 for the three months ended March 31, 2020 and 2019, respectively.

Our provision for income taxes for the three months ended March 31, 2020 and 2019 was calculated based on the estimated annual effective income tax rate for the 2020 and 2019 fiscal years. The actual effective income tax rate for the 2020 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2015 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for the 2017 - 2018 tax years. In 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authorities regarding transfer pricing and other related matters for the tax years 2013-2015. In Q2 2019, it received a proposed income adjustment of approximately $1.7 million related to the 2013 tax year and on April 30, 2020, it received a proposed income adjustment of approximately $5.2 million related to the 2014 tax year. We are currently responding to the proposed income adjustments and other information requests from the Danish tax authorities. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $9.3 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. On March 11, 2020, the U.S. Internal Revenue Service began the audit of our 2017 and 2018 tax years, and we are responding to their information requests.

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

We also have fixed price fuel and fuel-related product sale contracts with a contract term of less than one year (typically one month). For these contracts, we apply the optional exemption to not disclose the amount of transaction price allocated to remaining performance obligations. We also apply this exemption to those contracts in which the right to consideration corresponds directly with the value to the customer of the entity's performance to date. In limited cases, we may have multi-period fixed price contracts. Because our long-term supply arrangements that exceed one year are typically based on market index prices as previously discussed, the transaction price associated with remaining performance obligations under multi-year fixed price fuel sale contracts is not significant.

The following table presents our revenues from contracts with customers disaggregated by major geographic areas we conduct business in for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended
	March 31,
	2020	2019
Aviation	$252.3	$364.4
Land	4.7	4.8
Marine	924.6	708.9
Asia Pacific	$1,181.7	$1,078.1

Aviation	$638.9	$719.1
Land	618.2	640.5
Marine	611.2	654.7
EMEA	$1,868.3	$2,014.3

Aviation	$560.7	$545.7
Land	130.4	138.9
Marine	233.3	191.4
LATAM	$924.5	$876.0

Aviation	$2,126.8	$2,648.0
Land	1,329.4	1,634.4
Marine	342.1	334.5
North America	$3,798.3	$4,616.9

Other revenues (excluded from ASC 606)*	$242.3	$93.5

	$8,015.2	$8,678.8

* Includes revenue from leases and other transactions that we account for under separate guidance.

The nature of the receivables related to revenue from contracts with customers and other revenue are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of March 31, 2020 and December 31, 2019, the contract assets and contract liabilities recognized by the Company were not material.

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

In our land segment, we offer fuel, lubricants, power and natural gas solutions through World Kinect, our energy management services platform, and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows for the three months ended March 31, 2020 and 2019 (in millions):

	For the Three Months Ended
	March 31,
Revenue:	2020	2019
Aviation segment	$3,764.1	$4,252.7
Land segment	2,106.0	2,493.6
Marine segment	2,145.0	1,932.5
	$8,015.2	$8,678.8

Gross profit:
Aviation segment	$93.2	$114.3
Land segment	106.3	101.5
Marine segment	59.3	35.2
	$258.7	$251.1

Income from operations:
Aviation segment	$29.1	$55.6
Land segment	25.7	21.0
Marine segment	33.9	13.5
	88.6	90.1
Corporate overhead - unallocated	(17.8)	(19.7)
	$70.8	$70.4

Information concerning our accounts receivable, net and total assets by segment is as follows as of March 31, 2020 and December 31, 2019 (in millions):

	As of
	March 31,	December 31
	2020	2019
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $22.2 and $14.6 as of March 31, 2020 and December 31, 2019, respectively	$606.5	$1,098.2
Land segment, net of allowance for credit losses of $8.3 and $2.8 as of March 31, 2020 and December 31, 2019, respectively	728.1	863.2
Marine segment, net of allowance for credit losses of $22.4 and $18.0 as of March 31, 2020 and December 31, 2019, respectively	650.5	930.5
	$1,985.1	$2,891.9
Total assets:
Aviation segment	$2,215.2	$2,416.5
Land segment	2,115.9	2,089.4
Marine segment	1,059.3	1,189.7
Corporate	108.5	296.8
	$5,498.9	$5,992.4

During each of the periods presented on the Consolidated Statements of Income and Comprehensive Income, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which principally consist of sales to NATO in support of military operations in Afghanistan, have accounted for a material portion of our profitability in recent years. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. See Item 1A. Risk Factors of our 2019 10-K Report for more information.

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2020	2019
Numerator:
Net income attributable to World Fuel	$41.4	$37.2
Denominator:
Weighted average common shares for basic earnings per common share	64.9	67.1
Effect of dilutive securities	0.5	0.2
Weighted average common shares for diluted earnings per common share	65.4	67.4

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.6	2.0

Basic earnings per common share	$0.64	$0.55

Diluted earnings per common share	$0.63	$0.55

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
During the quarter ended December 31, 2016, the Korean branch (“WFSK”) of one of our subsidiaries received assessments of approximately $9.3 million (KRW 11.3 billion) and during the quarter ended June 30, 2017, an assessment for an additional $16.5 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea (“SRTO”). The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as "ICMS". These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $9.5 million (BRL 49.1 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2020, we had recorded certain reserves which were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which an exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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
13. Restructuring

As a result of continued review of our land business and changes in the overall economic landscape for all reportable segments as result of the COVID-19 pandemic, we are implementing a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources in 2020.  We are working to further define the plan for the restructuring during the second quarter of 2020.

For the three months ended March 31, 2020, we incurred $1.7 million in restructuring costs, comprised principally of certain employee-related costs included in Compensation and employee benefits in our Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of March 31, 2020 are included in Accrued expenses and other current liabilities on our Consolidated Balance Sheet.

The following table provides a summary of our restructuring activities during the three months ended March 31, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2019	$0.5	$7.5	$1.3	$0.2	$9.5
Severance costs	0.1	1.3	0.1	0.2	1.7
Payments	(0.4)	(2.7)	(0.8)	(0.3)	(4.2)
Restructuring charges as of March 31, 2020	$0.2	$6.1	$0.7	$0.1	$7.0

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2019 10-K Report and the Consolidated Financial Statements and related notes in Item 1 — Financial Statements appearing elsewhere in this 10-Q Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A — Risk Factors of our 2019 10-K Report as updated and supplemented by Part II - Item 1A of this 10-Q Report.

Forward-Looking Statements

This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements about (i) (i) the impact of COVID-19 on us and our customers in the second quarter of 2020 and the balance of the year, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) our expectations regarding the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our expectations regarding government-related activity with the North Atlantic Treaty Organization (NATO) and the related profit contribution, (iv) our estimates regarding the expected benefits from our actions to reduce cost and our restructuring initiative, (v) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vi) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vii) our expectations regarding the financial impact of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (viii) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•
customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts, particularly for those customers most significantly impacted by the COVID-19 pandemic;

•
the extent of the impact of the pandemic, including the duration, spread, severity and scope of related government orders and restrictions, on ours and our customers' sales, profitability, operations and supply chains;

•	loss of, or reduced sales to a significant government customer, such as NATO;

•	the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs, particularly in light of the impact of the pandemic on the financial markets;

•	adverse conditions in the industries in which our customers operate such as the current global economic environment as a result of the coronavirus pandemic;

•
sudden changes in the market price of fuel or extremely high or low fuel prices that continue for an extended period of time, including as a result of disagreements between the Organization of Petroleum Exporting Countries ("OPEC") members and other oil producing countries such as Russia, as well as related global storage considerations;

•	our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”), including our financial covenants;

•	changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);

•	our failure to effectively hedge certain financial risks and other risks associated with derivatives;

•	changes in credit terms extended to us from our suppliers;

•	non-performance of suppliers on their sale commitments and customers on their purchase commitments;

•	non-performance of third-party service providers;

•	our ability to meet financial forecasts associated with our operating plan;

•	lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;

•	the impact of cyber and other information security-related incidents;

•	currency exchange fluctuations and the impacts associated with Brexit;

•	ability to effectively leverage technology and operating systems and realize the anticipated benefits;

•	failure of fuel and other products we sell to meet specifications;

•	our ability to effectively integrate and derive benefits from acquired businesses;

•	our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;
•environmental and other risks associated with the storage, transportation and delivery of petroleum products;

•	risks associated with operating in high-risk locations, including supply disruptions, border closures and other logistical difficulties that arise when working in these areas;

•	uninsured losses;

•	the impact of natural disasters, such as earthquakes and hurricanes;

•	seasonal variability that adversely affects our revenues and operating results;

•	declines in the value and liquidity of cash equivalents and investments;

•	our ability to retain and attract senior management and other key employees;

•
changes in U.S. or foreign tax laws (including the Tax Cuts and Jobs Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;

•	our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;

•	the impact of the U.K.’s exit from the European Union, known as Brexit, on our business, operations and financial condition;

•	our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;

•	the outcome of litigation and other proceedings, including the costs associated in defending any actions;

•	increases in interest rates; and

•
other risks, including those described in Item 1A - Risk Factors in our 2019 10-K Report, Part II, Item 1A of this 10-Q Report, as well as those described from time to time in our other filings with the SEC.

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

Business Overview

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services and supply fulfillment for natural gas and power and transaction and payment management solutions to commercial and industrial customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions to commercial and industrial customers, principally in the aviation, land and marine transportation industries. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable fuel products.

COVID-19

Beginning in the first quarter of 2020 and through the date of this filing, the aviation, marine and land transportation industries, along with global economic conditions, have been significantly impacted by the COVID-19 pandemic. A large number of our customers in these industries have experienced substantial reductions in their operations, especially commercial airlines and cruise lines which have been particularly impacted by the travel restrictions and stay-at-home orders. Customers in our marine and land segments have also been adversely affected by these restrictions as well as the extended shutdown of various businesses in affected regions.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition for the first quarter of 2020, we have since seen a sharp decline in demand and related sales as large sectors of the global economy have been adversely impacted by the crisis. We expect that our results of operations will be more significantly impacted in the second quarter of 2020 as a result of the effects of the pandemic as described in greater detail below, since the level of activity in our business and that of our customers has historically been driven by the level of economic activity globally.

Aviation Segment

Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the impact of our expanded aviation fueling operations footprint into additional international airport locations. However, as a result of COVID-19, the overall aviation market, principally commercial passenger airlines, has been significantly impacted by the travel restrictions and sharp decrease in near-term demand for air travel. As a result, we began to experience a material decline in activity in our commercial aviation business in the latter part of the first quarter of 2020. In the second quarter, we expect an even greater decline in volumes and related profitability in our commercial aviation business and, to a somewhat lesser extent, our business and general aviation activities, some of which we believe will be at least partly offset by continued strength in air cargo activity. Our results of operations in these lines of business for the balance of 2020 will be highly contingent on the timing and extent to which the restrictions on air travel are lifted and the global economy begins to recover from the effects of the current crisis.

Our aviation segment has also benefited from strong sales to NATO in Afghanistan, which account for a material portion of our aviation segment's profitability. The current contract for these sales to NATO has been renewed through December 2020 and has two additional one-year renewal options at NATO's discretion. Global events and military-related activities, as well as the level of troop deployments, can cause our government customer sales to vary significantly from period to period and materially impact our results of operations. Recently, the U.S. government announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan. The timing, extent and impact of any such withdrawal is currently uncertain, however, we expect to see a decline in this activity in 2020 based on recent trends in demand that began at the end of the first quarter of 2020 and has continued into the second quarter.

Land Segment

Our land segment primarily consists of land fuel distribution in the U.S. and the U.K. further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through our World Kinect energy management services brand. During the first quarter of 2020, improved operating results in our land segment were driven primarily by improvements in the U.K., where we benefited from volatility in the latter part of the quarter, as well as continued growth in our World Kinect operations.

Due to the diverse portfolio of customers, businesses and activities within our land segment, the anticipated COVID-19 related impacts are more difficult to predict. However, we have recently seen, and expect to continue to see, a material decrease in sales to retail gasoline and diesel distributors as well as gas station operators in North America in the second quarter of 2020 as a result of the stay-at-home orders in effect throughout much of the U.S. The extent of any improvements in that part of our business will also be dependent on the timing and extent to which these restrictions are lifted and local business activity resumes. Meanwhile, our land segment has continued to benefit from sales to NATO in Afghanistan, however, as described above, these sales can be significantly impacted by global events and military-related activities, as well as the level of troop deployments. For the same reasons as those described above, we expect to see a decline in this activity in 2020.

Marine Segment

Our marine segment results have been strong in recent periods despite challenging conditions within the global shipping and offshore exploration markets. Overall, throughout 2019 and into 2020, higher average fuel prices, combined with our focus on reshaping our portfolio and cost management, improved profitability. In addition, the implementation of the IMO 2020 mandatory low sulfur regulations that went into effect on January 1, 2020 resulted in certain supply imbalances and price volatility in late 2019 and through much of the first quarter of 2020 that positively impacted our operating results in those periods. However, in the latter part of the first quarter of 2020, we began to experience a decline in volume and profitability as a result of the effects of the COVID-19 pandemic coupled with the significant decline in fuel prices. For the second quarter of 2020, we expect our marine segment’s volume and profitability to be more meaningfully impacted by both the effects of the pandemic, particularly with respect to cruise lines and certain sectors of the shipping industry, as well as substantially lower fuel prices. However, we still expect our results for the second quarter of 2020 to generally be consistent with the second quarter of 2019.

Other Actions

With respect to our own operations, we have implemented our business continuity and emergency response plans in alignment with mandates from local authorities. To ensure the safety of our employees who are continuing to work, we have provided instructions on how to work safely in light of the pandemic and elevated our cleaning protocols for our offices, facilities and equipment. We are maximizing remote work throughout our global offices and our employees are collaborating virtually with our customers, suppliers and each other using the information sharing tools and technology that we have invested in during the last several years.

Due to the ongoing and expected adverse impacts of the COVID-19 crisis, we immediately made cost-related decisions as the pandemic began impacting our business activities. For example, we immediately instituted a hiring freeze and implemented travel restrictions for our employees across the organization, postponed or eliminated all non-essential capital expenditures and other projects and initiatives, significantly reduced or deferred professional fees, marketing expenses and other similar costs. In addition, while we have continued to focus on improving operating efficiencies and returns, we have also concentrated on lowering the operating costs of our land segment, which has historically had a higher expense ratio than other parts of our business. Accordingly, we have commenced a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources, not only in our land segment but also our other segments due to the expected adverse impacts of the pandemic.

The ultimate duration and impact of the COVID-19 pandemic on our business and our customers' operations is presently unclear. Furthermore, the extent to which we or our customers will ultimately be impacted by the pandemic is not presently ascertainable as it is closely related to the timing and extent to which the global economy, and the aviation land and marine transportation industries in particular, recover from the crisis. For additional discussion on the risks relating to the pandemic, see Item 1A. Risk Factors in Part II of this 10-Q Report.

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
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Selected financial information with respect to our business segments is provided in Note 10. Business Segments accompanying the Consolidated Financial Statements included in this 10‑Q Report.

Results of Operations
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue. Our revenue for the first quarter of 2020 was $8.0 billion, a decrease of $0.7 billion, or 7.6%, as compared to the first quarter of 2019. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2020	2019	$ Change
Aviation segment	$3,764.1	$4,252.7	$(488.6)
Land segment	2,106.0	2,493.6	(387.6)
Marine segment	2,145.0	1,932.5	212.5
	$8,015.2	$8,678.8	$(663.6)

Revenues in our aviation segment were $3.8 billion for the first quarter of 2020, a decrease of $488.6 million, or 11.5% as compared to the first quarter of 2019. Lower average jet fuel prices drove the decrease in aviation revenue in the first quarter of 2020, where the average price per gallon sold was $1.80, as compared to $2.16 in the first quarter of 2019. Additionally, as compared to the prior-year period in 2019, total aviation volumes for the first quarter of 2020 decreased by 126.0 million or 6.39% to 1.8 billion gallons. The volume decrease was due to the significant decline in activity in our commercial aviation business during the last month of the quarter, resulting from the COVID-19 pandemic impact on air travel.

Revenues in our land segment were $2.1 billion for the first quarter of 2020, a decrease of $387.6 million, or 15.5%, as compared to the first quarter of 2019. The decrease in revenue was due to lower average fuel prices in the first quarter of 2020, as compared to the first quarter of 2019, where the average price per gallon or gallon equivalent sold was $1.51 in 2020, as compared to $1.84 in 2019. Volumes in our land segment for the first quarter of 2020 increased by 35.2 million or 2.62% to 1.4 billion gallons.

Revenues in our marine segment were $2.1 billion for the first quarter of 2020, an increase of $212.5 million, or 11.0%, as compared to the first quarter of 2019.  The increase in revenues was mainly due to higher average bunker fuel prices, where we experienced an 18.0% increase in the average price per metric ton sold to $438.6 in the first quarter of 2020 as compared to $371.7 in the first quarter of 2019, largely as a consequence of the shipping industry's shift from high sulfur fuel oil to very low sulfur fuel oil as a result of the International Maritime Organization's low sulfur requirements "IMO 2020" that became effective on January 1, 2020. Volumes in our marine segment declined by 0.3 million metric tons, or 5.9% to 4.9 million metric tons in the first quarter of 2020, as compared to 2019, principally as a result of the continuing effort to shed activities that generate a low economic return, as well as the effects of the COVID-19 pandemic disruption to bunker fuel oil demand in the latter part of the quarter.

Gross Profit. Our gross profit for the first quarter of 2020 was $258.7 million, an increase of $7.7 million, or 3.1%, as compared to the first quarter of 2019.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2020	2019	$ Change
Aviation segment	$93.2	$114.3	$(21.2)
Land segment	106.3	101.5	4.8
Marine segment	59.3	35.2	24.1
	$258.7	$251.1	$7.7

Our aviation segment gross profit for the first quarter of 2020 was $93.2 million, a decrease of $21.2 million, or 18.5%, as compared to the first quarter of 2019. The decrease in aviation gross profit was primarily due to lower margins in our physical inventory supply business, exacerbated by the rapid decline in jet fuel prices. Furthermore, the impact of air travel restrictions on commercial aviation activity in the latter part of the quarter as a consequence of the COVID-19 pandemic, and a reduction in our government-related activity in Afghanistan also contributed to the decrease in aviation gross profit.

Our land segment gross profit for the first quarter of 2020 was $106.3 million, an increase of $4.8 million, or 4.7%, as compared to the first quarter of 2019. The increase in land segment gross profit was primarily attributable to improved results in the U.K., continued growth in our Kinect global energy services platform, as well as growth in MultiService, our payment solutions business. The improved results in our land segment were partially offset by a decline in profitability in our retail and commercial and industrial activities in North America as a result of declining fuel prices through the first quarter of 2020.

Our marine segment gross profit for the first quarter of 2020 was $59.3 million, an increase of $24.1 million, or 68.4%, as compared to the first quarter of 2019. The gross profit increase was related to strong results in our core resale activity principally driven by market volatility and higher fuel prices resulting from the shift to very low-sulfur fuel oil due to the implementation of IMO 2020 regulations.

Operating Expenses. Total operating expenses for the first quarter of 2020 were $187.9 million, an increase of $7.3 million, or 4.0%, as compared to the first quarter of 2019. The increase in operating expenses was driven principally as a result of a higher provision for bad debt due in part to the higher risk environment associated with the effects of the COVID-19 pandemic. The following table sets forth our expense categories (in millions):

	For the Three Months ended
	March 31,
	2020	2019	$ Change
Compensation and employee benefits	$104.2	$110.1	$(5.9)
General and administrative	83.7	70.6	13.2
	$187.9	$180.7	$7.3

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months ended
	March 31,
	2020	2019	$ Change
Aviation segment	$29.1	$55.6	$(26.5)
Land segment	25.7	21.0	4.6
Marine segment	33.9	13.5	20.4
	88.6	90.1	(1.5)
Corporate overhead - unallocated	(17.8)	(19.7)	1.9
	$70.8	$70.4	$0.4

Our income from operations for the first quarter of 2020 was $70.8 million, an increase of $0.4 million, or 0.6%, as compared to the first quarter of 2019. The improved operating income was primarily the result of higher profitability in our land and marine segments, however, those increases were largely offset by a decrease in profitability in our aviation segment.

Income from operations in our aviation segment for the first quarter of 2020 was $29.1 million, a decrease of $26.5 million or 47.7% as compared to the first quarter of 2019. Our Aviation segment was primarily impacted by lower profitability from our physical inventory supply business, exacerbated by the dramatic decline in fuel prices, together with the impact of air travel restrictions on commercial aviation activity in the latter part of the quarter as a consequence of the COVID-19 pandemic, as well as a reduction in government-related activity in Afghanistan and a higher provision for bad debt.

In our land segment, income from operations for the first quarter of 2020 was $25.7 million, an increase of $4.6 million or 22.1% as compared to the first quarter of 2019. The improved profitability was primarily attributable to weather related increases in the U.K. and growth in our Kinect global energy services platform, as well as growth in MultiService, our payment solutions business, partially offset by a decline in profitability in our retail and commercial and industrial activities in North America as result of declining fuel prices through the first quarter of 2020.

Our marine segment income from operations for the first quarter of 2020 was $33.9 million, an increase of 20.4 million or 151.0% as compared to the first quarter of 2019. The increase in profitability was related to strong results in our core resale activity principally driven by market volatility and higher fuel prices resulting from the shift to very low sulfur fuel oil due to the implementation of the IMO 2020 regulations, partially offset by a higher provision for bad debt, as compared to the first quarter of 2019.

Corporate overhead costs not charged to the business segments for the first quarter of 2020 were $17.8 million, a decrease of $1.9 million, or 9.7%, as compared to the first quarter of 2019, primarily attributable to a decrease in incentive compensation.

Non-Operating Expenses, net. For the first quarter of 2020, we had non-operating expenses of $13.2 million, a decrease of $5.8 million as compared to the first quarter of 2019, driven principally by a reduction in interest expenses and fees associated with our receivable purchase programs.

Income Taxes. For the first quarter of 2020, our effective income tax rate was 27.7% and our income tax provision was $16.0 million, as compared to an effective income tax rate of 27.3% and an income tax provision of $14.0 million for the first quarter of 2019. The higher effective income tax rate was primarily related to differences in certain one-time discrete items and the results of our subsidiaries in tax jurisdictions with different tax rates, offset by the favorable effect of the adoption of the base erosion and anti-abuse minimum tax proposed regulations released on December 2, 2019. See Note 8. Income Taxes within this 10-Q Report for additional information.

Net Income Attributable to Noncontrolling Interest. For the first quarter of 2020, net income attributable to noncontrolling interest was $0.2 million compared to $0.1 million for the first quarter of 2019.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the first quarter of 2020, we had a net income attributable to World Fuel of $41.4 million and diluted earnings per common share of $0.63 as compared to net income attributable to World Fuel of $37.2 million and diluted earnings per common share of $0.55 for the first quarter of 2019.

Liquidity and Capital Resources

Our liquidity, consisting of cash, cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers, payments to our suppliers, changes in fuel prices as well as our financial performance which drives availability under our Credit Facility. Our availability under our Credit Facility, for example, is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Facility and is based in part on our adjusted consolidated earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the four immediately preceding fiscal quarters. Accordingly, significant fluctuations in our Adjusted EBITDA for a particular quarter can impact our availability to the extent it significantly alters our Adjusted EBITDA for the applicable preceding four quarters. See Item 1A. Risk Factors in Part II of this 10-Q Report for additional information.
Cash and liquidity are significant priorities for us and our primary use of cash and liquidity is to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, higher fuel prices may reduce the amount of fuel which we can purchase on an unsecured basis, and in certain cases, we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, in that they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers.

As described in greater detail above, the COVID-19 pandemic is expected to have an adverse impact on our customers, and therefore our own operating results, for the second quarter of 2020. Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2020 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. In addition, to further enhance our liquidity profile, we may choose to raise additional funds which may or may not be needed for additional working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and to the extent this information proves to be inaccurate, or if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2020 and 2019 (in millions). For additional details, please see the Consolidated Statements of Cash Flows in this Quarterly Report on Form 10‑Q.

	For the Three Months Ended
	March 31,
	2020	2019
Net cash provided by operating activities	$9.5	$10.8
Net cash used in investing activities	(149.0)	(18.5)
Net cash provided by (used in) financing activities	507.0	(10.9)

Operating Activities. For the first three months of 2020, net cash provided by operating activities was $9.5 million as compared to net cash provided by operating activities of $10.8 million for the first three months of 2019.  The $1.3 million change in operating cash flows was principally due to year-over-year change in net income of $4.3 million, an favorable net impact from adjustment for non-cash items of $78.5 million, offset by favorable net changes in working capital, excluding cash, and other long term assets and liabilities of $72.8 million. Non-cash items were principally associated with unrealized derivatives and foreign currency remeasurements. The changes in working capital, excluding cash, reflected a $798.1 million net decrease in account payable, customer deposits and accrued expenses and other current liabilities, offset by a $880.1 million net decrease in accounts receivable, inventories, and short-term derivatives. Net increase in other long term assets and liabilities was $9.2 million.

Investing Activities. For the first three months of 2020, net cash used in investing activities was $149.0 million as compared to net cash used in investing activities of $18.5 million for the first three months of 2019. The $130.5 million change in investing activities cash flows was principally due to the acquisition of a business.

Financing Activities. For the first three months of 2020, net cash provided by financing activities was $507.0 million as compared to net cash used in financing activities of $10.9 million for the first three months of 2019. The $517.9 million change was principally due to $576.2 million in net borrowings of debt under our credit facility, partially offset by $55.6 million of common stock repurchases in the first three months of 2020 as compared to the first three months of 2019.

Other Liquidity Measures

Cash and Cash Equivalents. As of March 31, 2020 and December 31, 2019, we had cash and cash equivalents of $537.0 million and $186.1 million, respectively.
Credit Facility and Term Loans. We had $512.6 million and $515.6 million in Term Loans outstanding as of March 31, 2020 and December 31, 2019, respectively. Our Credit Agreement, as amended through March 31, 2020, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures July 2024 .
As of March 31, 2020 and December 31, 2019, we had outstanding borrowings under our Credit Facility totaling $630.0 million and $55.0 million, respectively. Our issued letters of credit under the Credit Facility totaled $12.0 million and $4.3 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, the unused portion of our Credit Facility was $0.6 billion and $1.2 billion. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material, adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2020, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2020 and December 31, 2019, our outstanding letters of credit and bank guarantees under these credit lines totaled $404.9 million and $375.2 million, respectively.

We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. Under the RPAs, accounts receivable sold which remained outstanding at March 31, 2020 and December 31, 2019 were $288.3 million and $405.9 million, respectively. The reduction in accounts receivable sold for the first quarter of 2020 was driven primarily by lower fuel prices and the decline in activity in our commercial aviation and marine business during the latter part of the quarter as a result of the COVID-19-related impact on air travel, cruise operations and fuel prices.

Short-Term Debt. As of March 31, 2020, our short-term debt of $53.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, finance lease obligations and a secured borrowing associated with the transfer of tax receivables.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2019 to March 31, 2020.  For a discussion of these matters, refer to Item 7. Contractual Obligations and Off-Balance Sheet Arrangements of our 2019 Form 10-K Report.

Contractual Obligations

Derivative Obligations. As of March 31, 2020, our net derivative obligations were $124.9 million, principally due within one year.

Purchase Commitment Obligations. As of March 31, 2020, fixed purchase commitments under our derivative programs amounted to $85.9 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of March 31, 2020, we had issued letters of credit and bank guarantees totaling $416.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation and Significant Accounting Policies accompanying the Consolidated Financial Statements in this 10-Q Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025. The swap agreement effectively locks in the variable interest cash flows we will pay for a portion of our Eurodollar rate loans at 0.55%. The fair value of the interest rate swap contract as of March 31, 2020, was a liability of $2.0 million.

There have been no material changes to our exposures to commodity price or foreign currency risk since December 31, 2019. Please refer to our 2019 10-K Report for a complete discussion of our exposure to these risks.

For information about our derivative instruments, at their respective fair value positions as of March 31, 2020, see Note 4. Derivative Instruments accompanying the Consolidated Financial Statements within this 10-Q report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2020.

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

From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Note 8. Income Taxes and Note 12. Commitments and Contingencies within this 10-Q Report as well as refer to Note 9. Commitments and Contingencies and Note 11. Income Taxes within Part IV. Item 15. Notes to the Consolidated Financial Statements included in our 2019 10-K Report for additional details regarding certain tax matters.
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

Item 1A.	Risk Factors

We are supplementing the risk factors described under Part I, Item 1A, Risk Factors of our 2019 10-K Report (the “2019 10-K Risk Factors”) with the additional information and risk factor set forth below, which supplements, and to the extent inconsistent, supersedes the 2019 10-K Risk Factors. The following should be read in conjunction with the 2019 10-K Risk Factors and the information contained in this 10-Q Report, as well as our other reports filed with the SEC. The developments relating to the COVID-19 pandemic described below have heightened, and in certain cases, may exacerbate the risks disclosed in the 2019 10-K Risk Factors, and such risk factors are further qualified by the information relating to the pandemic that is described in this 10-Q Report. Except as updated herein, there have been no material changes with respect to the 2019 10-K Risk Factors and they are incorporated by reference herein.

Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.

Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. For example, the current coronavirus (COVID-19) pandemic has had a significant impact on the global economy generally, as well as the aviation, land and marine transportation industries, where companies operating in these sectors have been experiencing sharp declines in demand arising from the various measures enacted by governments around the world to contain the spread of the virus. Commercial passenger airlines and cruise lines have been particularly impacted by the travel restrictions and stay-at-home orders, and customers in our marine and land segments have also been adversely affected by such restrictions as well as the extended shutdown of various businesses in affected regions. As a result, we have recently experienced a decline in sales volume and profitability across our aviation, land and marine segments. Furthermore, if the pandemic continues for an extended period of time, the financial condition of our customers may deteriorate such that there is a greater risk of customer bankruptcies and credit losses, either of which could lead to significant increases in our bad debt expense. The ultimate magnitude and duration of these adverse impacts on our business will depend on the timing and extent to which the global economy, and our customers in the aviation land and marine transportation industries in particular, recover from the current crisis.

Additionally, our business and that of our customers can be adversely impacted by political instability, terrorist activity, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Any additional political or governmental developments or other global health concerns or crises in the countries in which we or our customers operate, could also result in further social, economic or labor instability. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.

Lastly, our business could also be adversely affected by merger activity in the aviation, marine or land transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services. For example, the shipping and aviation industries have gone through a period of significant consolidation, which has created a concentration of volume among a limited number of larger shipping companies and commercial airlines. Larger shipping companies and airlines often have greater leverage, are more sophisticated purchasers of fuel and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.

The COVID-19 pandemic and related global economic slowdown have recently had an adverse impact on our business and, depending on the duration of the pandemic, could have a material adverse effect on our business, results of operations, financial condition, liquidity and cash flows.

The outbreak of the novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and disruption in the global economy. The rapid spread of COVID-19 has caused governments around the world to implement stringent measures to help control the spread of the virus, including quarantines, “stay-at-home” or “shelter-in-place” orders, social-distancing mandates, travel restrictions, and closures or reduced operations for businesses, governmental agencies, schools and other institutions, among others. While, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus policies to counteract the adverse effects of the pandemic, the effectiveness of such actions are still uncertain. Furthermore, the restrictions on travel, “stay-at-home” or “shelter-in-place” orders and business closures has also led to a precipitous decline in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the OPEC members and other oil producing countries such as Russia, as well as related global storage considerations.

In response to the pandemic and measures taken by applicable governmental authorities, we took prompt action to ensure the safety of our employees and other stakeholders, as well as commenced a number of initiatives relating to cost reduction, liquidity and operating efficiencies. While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition during the first quarter of 2020, we have since seen a sharp decline in demand and related sales volume as large sectors of the global economy have been adversely impacted by the crisis. Accordingly, we expect that our results of operations will be more significantly impacted in the second quarter of 2020 as a result of the crisis, and the extent of the impact on the balance of the year will be dependent on the duration of the pandemic and the eventual recovery.

Although we are unable to predict the ultimate impact of the COVID-19 pandemic at this time or enumerate all potential risks to our business, given the nature and significance of the crisis, we believe that in addition to the impacts described above, other current or potential impacts of this unprecedented event include, but are not limited to:

•	disruptions in our supply chains due to transportation delays, travel restrictions, cost increases, and closures of businesses or facilities;

•	disruptions resulting from office and facility closures, reductions in operating hours, and changes in operating procedures, including additional cleaning and disinfecting procedures;

•	possible infections or quarantining of our employees which could impact our ability to service our customers or operate our business;

•
impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies, as well as other liquidity challenges, such as reduced availability under our senior credit facility due to financial covenant restrictions tied to our financial performance;

•	volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future;

•	notices from customers, suppliers and other third parties asserting force majeure or other bases for their non-performance;

•
losses on hedging transactions with customers arising from the sharp decline in fuel prices and their inability to benefit from the reduced cost of fuel due to substantial reductions in their operations;

•	litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;

•	extended periods of reduced demand and low fuel prices that impact our sales volume and related profitability;

•	heightened risk of cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyber attacks in a remote connectivity environment;

•
reduction of our global workforce to adjust to market conditions, including increased costs associated with severance payments, retention issues, and an inability to hire employees when market conditions improve;

•	increased costs associated with rationalization of our portfolio of businesses and other restructuring activities;

•	a need to preserve liquidity, which could result in actions such as a reduction or suspension of our quarterly dividend or stock repurchases;

•	asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges if expected future demand for our products and services materially decreases; and

•
a structural shift in the global economy and its demand for fuel and related products and services as a result of changes in the way people work, travel and interact, or in connection with a global recession.

We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our businesses and operations. Developments related to the pandemic have been rapidly changing, and additional impacts and risks may arise that we may not currently foresee. Furthermore, the full extent to which the pandemic may adversely impact us or our results is currently uncertain and difficult to assess or predict with meaningful precision. We are similarly unable to predict the degree to which the pandemic may ultimately impact our customers, suppliers, and other business partners’ financial condition, but a material effect on these parties could also adversely affect us.

The extent to which the pandemic will ultimately impact us will depend on numerous future developments that are highly uncertain, including the severity and duration of the crisis and the extent of any further actions taken by governments in response, the ultimate impact on global economic activity and how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally, as well as the extent and duration of the effect of the crisis on consumer confidence and spending.

Finally, the effects of COVID-19 may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the outbreak has subsided. The pandemic may also have the effect of exacerbating many of the other risks discussed in our 10-K Risk Factors and this 10-Q Report, which could in turn have a material adverse effect on us. Accordingly, the occurrence of one or more the foregoing factors could increase our costs and/or reduce the demand for our products, which could therefore have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. For additional information on the impact of the pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview” and for a discussion of the impact of changes in fuel prices on our business, see the 2019 10-K Risk Factors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2020 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2020 - 1/31/2020	—	$—	—	$114,580
2/1/2020 - 2/29/2020	1	39.20	—	114,580
3/1/2020 - 3/31/2020	2,200	25.28	2,200	258,944
Total	2,201	$25.29	2,200	$258,944

(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of March 31, 2020, approximately $258.9 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

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

101
The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2020	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer