Form 10-Q
period 2020-06-30
WORLD FUEL SERVICES CORP
filed 2020-08-03
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☑

The registrant had a total of 63,489,928 shares of common stock, par value $0.01 per share, issued and outstanding as of July 24, 2020.

Part I — Financial Information

Item 1.  Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	June 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$645.7	$186.1
Accounts receivable, net	1,415.9	2,891.9
Inventories	308.8	593.3
Prepaid expenses	72.7	80.6
Short-term derivative assets, net	146.5	59.5
Other current assets	341.8	358.8
Total current assets	2,931.4	4,170.1
Property and equipment, net	368.4	360.9
Goodwill	913.5	843.7
Identifiable intangible and other non-current assets	667.6	617.7
Total assets	$4,881.0	$5,992.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$53.8	$54.1
Accounts payable	1,090.4	2,602.7
Customer deposits	124.4	126.7
Accrued expenses and other current liabilities	337.9	378.9
Total current liabilities	1,606.6	3,162.4
Long-term debt	1,043.3	574.7
Non-current income tax liabilities, net	211.2	210.1
Other long-term liabilities	201.6	151.3
Total liabilities	3,062.7	4,098.5
Commitments and contingencies (Note 12)
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.3 and 65.2 issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	0.6	0.7
Capital in excess of par value	219.3	274.7
Retained earnings	1,768.6	1,761.3
Accumulated other comprehensive loss	(173.5)	(146.3)
Total World Fuel shareholders' equity	1,815.0	1,890.4
Noncontrolling interest	3.3	3.5
Total equity	1,818.3	1,893.9
Total liabilities and equity	$4,881.0	$5,992.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$3,158.3	$9,459.4	$11,173.5	$18,138.2
Cost of revenue	2,944.5	9,190.8	$10,700.9	$17,618.5
Gross profit	213.9	268.6	472.6	519.7
Operating expenses:
Compensation and employee benefits	95.9	112.0	198.3	220.3
General and administrative	84.4	79.5	168.2	150.1
Asset impairments	18.6	—	18.6	—
Restructuring charges	3.1	1.9	4.8	3.7
	202.0	193.4	389.9	374.1
Income from operations	11.9	75.2	82.7	145.6
Non-operating expenses, net:
Interest expense and other financing costs, net	(10.0)	(20.2)	(25.3)	(39.6)
Other income (expense), net	(4.9)	2.6	(2.7)	3.0
	(14.9)	(17.6)	(28.1)	(36.6)
Income (loss) before income taxes	(3.0)	57.6	54.6	109.0
Provision for income taxes	7.7	20.0	23.7	34.0
Net income (loss) including noncontrolling interest	(10.7)	37.6	31.0	74.9
Net income (loss) attributable to noncontrolling interest	(0.4)	0.6	(0.2)	0.7
Net income (loss) attributable to World Fuel	$(10.2)	$37.0	$31.2	$74.2

Basic earnings per common share	$(0.16)	$0.56	$0.49	$1.11

Basic weighted average common shares	63.3	66.7	64.1	66.9

Diluted earnings per common share	$(0.16)	$0.55	$0.48	$1.10

Diluted weighted average common shares	63.3	67.0	64.4	67.2

Comprehensive income:
Net income (loss) including noncontrolling interest	$(10.7)	$37.6	$31.0	$74.9
Other comprehensive income (loss):
Foreign currency translation adjustments	5.1	(6.0)	(27.9)	(5.9)
Cash flow hedges, net of income tax benefit of $7.2 and benefit of $1.1 for the three months ended June 30, 2020 and 2019, respectively, and net of income tax expense of $0.2 and benefit of $5.2 for the six months ended June 30, 2020 and 2019, respectively	(21.0)	(2.9)	0.7	(14.7)
Other comprehensive income (loss)	(16.0)	(8.9)	(27.2)	(20.6)
Comprehensive income (loss) including noncontrolling interest	(26.7)	28.7	3.7	54.3
Comprehensive income (loss) attributable to noncontrolling interest	—	—	—	(0.7)
Comprehensive income (loss) attributable to World Fuel	$(26.7)	$28.7	3.7	$55.0

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income (loss)	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	$0.6	$218.2	$1,785.1	$(157.5)	$1,846.4	$3.7	$1,850.1
Net income (loss)	—	—	—	(10.2)	—	(10.2)	(0.4)	(10.7)
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Balance as of June 30, 2020	63.3	$0.6	$219.3	$1,768.6	$(173.5)	$1,815.0	$3.3	$1,818.3

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards			4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive income (loss)	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8
Net income	—	—	—	37.0	—	37.0	0.6	37.6
Cash dividends declared	—	—	—	(6.6)	—	(6.6)	—	(6.6)
Amortization of share-based payment awards	—	—	3.5	—	—	3.5	—	3.5
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Other comprehensive income (loss)	—	—	—	—	(8.9)	(8.9)	—	(8.9)
Balance as of June 30, 2019	65.2	$0.7	$280.7	$1,669.7	$(151.6)	$1,799.4	$16.1	$1,815.6

Cash Dividends

During the six months ended June 30, 2020, the Company's Board of Directors declared quarterly cash dividends of $0.10 per common share representing $6.5 million and $6.3 million in total dividends, which were paid on April 9, 2020 and July 2, 2020 respectively. During the six months ended June 30, 2019, the Company's Board of Directors declared quarterly cash dividends of $0.06 and $0.10 per common share representing $4.0 million and $6.6 million in total dividends, which were paid on April 12, 2019 and July 5, 2019 respectively.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interest	$31.0	$74.9
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	44.2	43.1
Provision for bad debt	34.6	5.7
Share-based payment award compensation costs	0.6	7.7
Deferred income tax expense (benefit)	(5.3)	4.8
Foreign currency (gains) losses, net	3.0	2.1
Other	0.2	(0.3)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,462.6	(12.5)
Inventories	282.8	(40.4)
Prepaid expenses	6.4	(7.2)
Short-term derivative assets, net	(110.4)	167.6
Other current assets	17.2	8.9
Cash collateral with counterparties	17.6	(38.0)
Other non-current assets	(18.4)	33.9
Accounts payable	(1,527.1)	70.0
Customer deposits	(2.3)	19.5
Accrued expenses and other current liabilities	(25.2)	(143.7)
Non-current income tax, net and other long-term liabilities	33.7	(60.4)
Total adjustments	214.1	60.8
Net cash provided by (used in) operating activities	245.1	135.8
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(130.6)	—
Capital expenditures	(32.9)	(37.3)
Other investing activities, net	(5.3)	3.8
Net cash (used in) provided by investing activities	(168.7)	(33.6)
Cash flows from financing activities:
Borrowings of debt	2,080.0	3,197.6
Repayments of debt	(1,613.7)	(3,218.6)
Dividends paid on common stock	(13.0)	(8.0)
Repurchases of common stock	(55.6)	(65.4)
Other financing activities, net	(2.8)	(2.6)
Net cash provided by (used in) financing activities	394.9	(97.1)
Effect of exchange rate changes on cash and cash equivalents	(11.6)	1.2
Net increase (decrease) in cash and cash equivalents	459.6	6.3
Cash and cash equivalents, as of the beginning of the period	186.1	211.7
Cash and cash equivalents, as of the end of the period	$645.7	$218.1

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

1. Cash dividends declared, but not yet paid, were $6.3 million and $6.6 million for the six months ended June 30, 2020 and 2019, respectively.

2. Deferred consideration and other transactions for the acquisition of a business and assets were $38.9 million as of June 30, 2020.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Notes to the Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation and Significant Accounting Policies

        General

        World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10-Q (“10-Q Report”) as “World Fuel,” “we,” “our” and “us.”

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

We prepared our Consolidated Financial Statements following the requirements of the United States (“U.S.”) Securities and Exchange Commission (“SEC”) for interim reporting. As permitted under those rules, certain footnotes or other financial information that are normally required by accounting principles generally accepted in the U.S. (“U.S. GAAP”) can be condensed or omitted.

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

Beginning in the quarterly period ended March 31, 2020, the aviation, marine and land transportation industries, along with global economic conditions generally, have been significantly disrupted by the pandemic. A large number of our customers in these industries have experienced substantial reductions in their operations due to travel restrictions and stay-at-home orders, as well as the extended shutdown of various businesses in affected regions. Furthermore, government measures also led to a precipitous decline and historic volatility in fuel prices in response to concerns about demand for fuel, further exacerbated by recent disagreements regarding crude oil production levels between the Organization of Petroleum Exporting Countries ("OPEC") members and other oil-producing countries such as Russia, as well as related global storage considerations. In response to these developments, in March 2020, we took swift action to ensure the safety of our employees and other stakeholders and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition for the first quarter of 2020, we have since seen a sharp decline in demand and related sales as large sectors of the global economy have been adversely impacted by the crisis. Accordingly, our results of operations during the second quarter of 2020 were significantly impacted due to the effects of the pandemic. As a result, during the second quarter of 2020, we took additional steps and expanded the restructuring of our operations to include the rationalization of our global office footprint, including the transition of select offices to smaller or more cost-effective locations.

We make estimates and assumptions that affect the reported amounts on our financial statements and accompanying notes as of the date of the financial statements. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. This assessment was conducted in the context of information reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business as of June 30, 2020. At this time, we are unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in additional impairments and increases in credit allowances.

Significant Accounting Policies

        There have been no significant changes, other than those related to the adopted new accounting standards below, in the Company's accounting policies from those disclosed in our 2019 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies of the accompanying notes to the Consolidated Financial Statements included in our 2019 10-K Report, and in the section below Adoption of New Accounting Standards.

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

We had accounts receivable of $1.4 billion and $2.9 billion as of June 30, 2020 and December 31, 2019, respectively. We also had an allowance for credit losses related to accounts receivables and other insignificant financing receivables of $48.6 million (including the $11.1 million cumulative transition adjustment to retained earnings related to the implementation of ASU 2016-13) and $35.5 million, as of June 30, 2020 and December 31, 2019, respectively. Changes to the expected credit loss provision during the six months ended June 30, 2020 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information including the expected overall impact of the pandemic mainly to the aviation segment. Write-off of uncollectible receivables during the six months ended June 30, 2020 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of June 30, 2020, 91% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for credit losses (in millions):

Total
Balance as of January 1, 2020	$46.6
Charges to provision for credit losses	34.6
Write-off of uncollectible receivables	(32.9)
Recoveries of credit losses	0.4
Translation adjustments	(0.1)
Balance as of June 30, 2020	$48.6
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

        Under the RPAs, accounts receivable sold, which remained outstanding as of June 30, 2020 and December 31, 2019, were $92.6 million and $405.9 million, respectively. The fees and interest paid under the RPAs were $5.5 million and $13.3 million for the six months ended June 30, 2020 and 2019, respectively. For the six months ended June 30, 2020 and 2019, cash payments to the owners of account receivables were $2.5 billion and $4.2 billion, respectively, and cash proceeds from the sale of account receivables were $2.2 billion and $4.2 billion, respectively.

3. Acquisitions

        2020 Acquisitions

During the second quarter of 2020, we acquired an additional interest in a software company in our aviation segment and obtained control. The transaction was accounted for as an asset acquisition and did not have a material impact on our Consolidated Financial Statements.

During the first quarter of 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. (“UVair fuel business”), which serves business and general aviation customers worldwide. The acquisition was accounted for as a business combination.

        The following table summarizes the aggregate consideration paid for this acquisition, updated as of June 30, 2020 for certain working capital items, and the provisional amounts of the assets acquired and liabilities assumed, recognized at the acquisition date. The Company is in the process of obtaining information to finalize the valuations of certain acquired assets and assumed liabilities and expects to complete the process in the third quarter 2020. Thus, the provisional measurements of these acquired assets and assumed liabilities are subject to change (amounts in millions):

Total
Cash paid for acquisition of business	$128.6
Amounts due to sellers	30.0
Estimated purchase price	$158.6

Assets acquired:
Accounts receivable	$42.8
Goodwill and identifiable intangible assets	123.0
Other current and long-term assets	3.8

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(1.0)

Estimated purchase price	$158.6

The goodwill of $78.7 million included the adjustments made to certain working capital items during the quarter ended June 30, 2020 and was assigned to the aviation segment. The company anticipates $70.3 million of the goodwill assigned to be deductible for tax purposes and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the aviation segment operations. The identifiable intangible assets were $44.3 million and primarily consisted of customer relationships and other identifiable assets.

The financial position, results of operations and cash flows of these acquisitions have been included in our Consolidated Financial Statements since their acquisition dates and did not have a material impact on our consolidated revenue and net income for the three and six months ended June 30, 2020; accordingly, pro forma information for these acquisitions have not been provided as the impact was not considered material.

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

In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed non-amortizing interest rate swap contract ("IR Swap") with a maturity date in March 2025. The IR Swap was designated as a cash flow hedge to mitigate potential adverse changes in interest rates related to certain variable rate debt obligations. Changes in the IR Swap's fair value recorded periodically in Accumulated other comprehensive income, are subsequently reclassified to our Consolidated Statements of Income and Comprehensive Income within Interest expense and other financing costs, net when the underlying hedged variable rate interest payments are accrued.

The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		June 30,	December 31,	June 30,	December 31,
		2020	2019	2020	2019
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$—	$—	$—
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	204.0	1.7	177.0	20.0
	Other long-term liabilities	0.1	—	0.4	—
		204.1	1.7	177.3	20.0

Interest rate contracts	Short-term derivative assets, net	—	—	—	—
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	—	—	1.2	—
	Other long-term liabilities	—	—	3.7	—
Total derivatives designated as hedging instruments		$204.1	$1.7	$182.2	$20.0

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$217.8	$65.7	$64.5	$7.2
	Identifiable intangible and other non-current assets	45.1	23.0	12.3	4.8
	Accrued expenses and other current liabilities	206.5	161.0	328.5	203.4
	Other long-term liabilities	18.9	7.7	40.6	19.7
		488.3	257.3	445.9	235.0

Foreign currency contracts	Short-term derivative assets, net	0.6	1.2	0.3	0.2
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	1.8	0.9	10.6	11.4
		2.4	2.0	10.9	11.6
Total derivatives not designated as hedging instruments		$490.7	$259.4	$456.9	$246.6

Total derivatives		$694.8	$261.1	$639.1	$266.6
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 7. Fair Value Measurements.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of June 30, 2020 (in millions):

	As of June 30,
Derivative Instruments	Units	2020
Commodity contracts
Long	BBL	65.0
Short	BBL	(49.2)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(70.3)
Buy U.S. dollar, sell other currencies	USD	422.6

As of June 30, 2020, and December 31, 2019, the following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Inventory	$32.1	$30.7	$2.3	$2.3

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	June 30, 2020			June 30, 2019
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$3,158.3	$2,944.5	$10.7	$9,459.4	$9,190.8	$21.7
Gains or Loss on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	8.9	—	—	(0.9)	—
Derivatives designated as hedging instruments	—	(4.6)	—	—	(0.6)	—
Gains or Loss on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	27.0	(56.2)	—	(2.5)	25.8	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$3,131.4	$2,892.6	$10.7	$9,461.9	$9,215.1	$21.7

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Six Months Ended
	June 30, 2020			June 30, 2019
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$11,173.5	$10,700.9	$26.9	$18,138.2	$17,618.5	$42.2
Gains or Loss on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	(14.3)	—	—	15.4	—
Derivatives designated as hedging instruments	—	13.8	—	—	(14.1)	—
Gains or Loss on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	41.0	(57.3)	—	(6.3)	17.4	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$11,132.5	$10,643.1	$26.9	$18,144.5	$17,637.2	$42.2
For the three and six months ended June 30, 2020 and 2019, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

        As of June 30, 2020, on a pre-tax basis for commodity cash flow hedges, $160.8 million and $170.8 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income and Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	June 30,			June 30,
Derivative Instruments	2020	2019	Location	2020	2019
Commodity contracts	$(148.5)	$42.8	Revenue	$27.0	$(2.5)
Commodity contracts	100.3	(22.7)	Cost of revenue	(56.2)	25.8
Interest rate contracts	(2.2)	—	Interest expense and other financing costs, net	—	—
Total Gain (Loss)	$(50.3)	$20.1	Total Gain (Loss)	$(29.2)	$23.3

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Six Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Six Months Ended
	June 30,			June 30,
Derivative Instruments	2020	2019	Location	2020	2019
Commodity contracts	$185.6	$(177.7)	Revenue	$41.0	$(6.3)
Commodity contracts	(197.4)	173.7	Cost of Revenue	(57.3)	17.4
Interest rate contracts	(3.7)	—	Interest expense and other financing costs, net	—	—
Total Gain (Loss)	$(15.5)	$(4.0)	Total Gain (Loss)	$(16.3)	$11.1

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2020	2019
Commodity contracts
	Revenue	$34.1	$69.4
	Cost of revenue	(25.8)	(57.1)
		8.4	12.4
Foreign currency contracts
	Revenue	(0.5)	—
	Other (expense), net	(7.8)	(1.3)
		(8.3)	(1.3)
Total Gain (Loss)		$0.2	$11.1

Amount of Realized and Unrealized Gain (Loss)		For the Six Months Ended
		June 30,
Derivative Instruments - Non-designated	Location	2020	2019
Commodity contracts
	Revenue	$113.3	$144.5
	Cost of revenue	(10.3)	(123.0)
		102.9	21.5
Foreign currency contracts
	Revenue	—	(0.1)
	Other (expense), net	10.7	(0.8)
		10.7	(0.9)
Total Gain (Loss)		$113.6	$20.6

Credit-Risk-Related Contingent Features

We enter into derivative contracts, which may require us to provide collateral periodically. Additionally, certain derivative contracts contain credit-risk-related contingent clauses that are triggered by credit events. These credit events may include the requirement to provide additional collateral or the immediate settlement of the derivative instruments upon the occurrence of such credit event or default. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features as of June 30, 2020 and December 31, 2019 (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of June 30, 2020	As of December 31, 2019
Net derivative liability positions with credit contingent features	$65.2	$45.6
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$65.2	$45.6

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is recorded at fair value and is reviewed at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill for the six months ended June 30, 2020 (in millions):

	Aviation	Land (1)	Total
Balance as of December 31, 2019	$323.6	$520.1	$843.7
Additions	78.7	—	78.7
Foreign exchange and other adjustments	(0.1)	(8.8)	(8.9)
Balance as of June 30, 2020	$402.2	$511.3	$913.5
        (1)At June 30, 2020, $446.7 million of the land segment's goodwill amount relates to the land reporting unit.

6. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30,	December 31,
	2020	2019
Credit Facility	$530.0	$55.0
Term Loans	509.5	515.6
Finance Leases	17.7	18.7
Other (1)	40.0	39.5
Total debt	1,097.2	628.8
Current maturities of long-term debt	53.8	54.1
Long-term debt	$1,043.3	$574.7
        (1) Includes secured borrowings of $37.7 million (EUR 33.6 million), due within 12 months, for the transfer of tax receivables as of June 30, 2020.

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income	$0.7	$1.5	$1.6	$2.6
Interest expense and other financing costs	(10.7)	(21.7)	(26.9)	(42.2)
	$(10.0)	$(20.2)	$(25.3)	$(39.6)
t

7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $1.1 billion and $628.8 million as of June 30, 2020 and December 31, 2019, respectively, and our notes receivable of $23.4 million and $21.0 million as of June 30, 2020 and December 31, 2019, respectively, were categorized as Level 2.

The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in millions):

	Fair Value Measurements as of June 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$417.8	$259.7	$14.8	$692.4
Foreign currency contracts	—	2.4	—	2.4
Interest rate contract	—	—	—	—
Cash surrender value of life insurance	—	9.2	—	9.2
Total assets at fair value	$417.8	$271.3	$14.8	$704.0

Liabilities:
Commodities contracts	$437.7	$181.7	$3.8	$623.2
Foreign currency contracts	—	10.9	—	10.9
Interest rate contract	—	4.9	—	4.9
Total liabilities at fair value	$437.7	$197.6	$3.8	$639.1

	Fair Value Measurements as of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$148.3	$100.0	$10.7	$259.0
Foreign currency contracts	—	2.0	—	2.0
Cash surrender value of life insurance	—	9.4	—	9.4
Total assets at fair value	$148.3	$111.4	$10.7	$270.4

Liabilities:
Commodities contracts	$177.6	$69.3	$8.1	$255.0
Foreign currency contracts	—	11.6	—	11.6
Total liabilities at fair value	$177.6	$80.9	$8.1	$266.6

The fair values of our commodity contracts measured using Level 3 inputs were not material at June 30, 2020 and December 31, 2019, respectively.

For our derivative contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty’s rights and obligations, request additional collateral when necessary, or liquidate the collateral in the event of counterparty default. We net the fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting or offset agreement.

The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of June 30, 2020
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$692.4	$507.5	$184.9	$7.5	$—	$177.4
Interest rate contract	—	—	—	—	—	—
Foreign currency contracts	2.4	2.2	0.3	—	—	0.3
Total assets at fair value	$694.8	$509.7	$185.1	$7.5	$—	$177.7

Liabilities:
Commodities contracts	$623.2	$507.5	$115.7	$19.5	$—	$96.2
Interest rate contract	4.9	—	4.9	—	—	4.9
Foreign currency contracts	10.9	2.2	8.8	—	—	8.8
Total liabilities at fair value	$639.1	$509.7	$129.4	$19.5	$—	$109.9

	Fair Value as of December 31, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$259.0	$130.0	$129.0	$—	$—	$129.0
Foreign currency contracts	2.0	1.0	1.0	—	—	1.0
Total assets at fair value	$261.1	$131.1	$130.0	$—	$—	$130.0

Liabilities:
Commodities contracts	$255.0	$130.0	$125.0	$29.3	$—	$95.7
Foreign currency contracts	11.6	1.0	10.5	—	—	10.5
Total liabilities at fair value	$266.6	$131.1	$135.5	$29.3	$—	$106.3

At June 30, 2020 and December 31, 2019, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right of offset.
        Concentration of Credit Risk

Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2020, one of our counterparties, with an exposure amount of $18.7 million, represented over 10% of our credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Income tax provision	$7.7	$20.0	$23.7	$34.0

Effective income tax rate	(258)%	35%	43%	31%

        Our provision for income taxes for the three months ended June 30, 2020, was $7.7 million, resulting in an effective income tax rate of (258%). The provision includes a net discrete tax expense of $3.4 million for the period related primarily to return to provision adjustments resulting from tax return filings in several foreign jurisdictions. Without the $3.4 million in discrete items, the effective income tax rate would have been (144)%.

Our provision for income taxes for the three months ended June 30, 2019, was $20.0 million resulting in an effective tax rate of 35%. The provision includes a net discrete income tax expense of $0.8 million for the period. Without the $0.8 million in discrete items, the effective income tax rate would have been 33%.

Our provision for income taxes for the six months ended June 30, 2020, was $23.7 million, resulting in an effective income tax rate of 43%. The provision includes a net discrete tax expense of $4.4 million for the period related primarily to return to provision adjustments resulting from tax return filings in several foreign jurisdictions. Without the $4.4 million in discrete items, the effective income tax rate would have been 35%.

Our provision for income taxes for the six months ended June 30, 2019, was $34.0 million resulting in an effective tax rate of 31%. The provision includes a net discrete income tax benefit of $2.0 million for the period. Without the $2.0 million in discrete items, the effective income tax rate would have been 33%.

Our income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses decreased foreign income taxes by $0.8 million and $0.6 million for the three months ended June 30, 2020 and 2019, respectively. The impact of the income tax concession on basic earnings per common share was $0.01 and $0.01 for the three months ended June 30, 2020 and 2019, respectively and $0.01 and $0.01 on a diluted earnings per common share basis, respectively.

Our income tax concession decreased foreign income taxes by $2.7 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively. The impact of the income tax concession on basic earnings per common share was $0.04 and $0.02 for the six months ended June 30, 2020 and 2019, respectively and $0.04 and $0.02 on a diluted earnings per common share basis, respectively.

Our provision for income taxes for the three and six months ended June 30, 2020 and 2019 was calculated based on the estimated annual effective income tax rate for the 2020 and 2019 fiscal years. The actual effective income tax rate for the 2020 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

On July 20, 2020, the Internal Revenue Service (“IRS”) released final regulations relating to the high tax exception rules under the global intangible low-tax income ("GILTI") and Subpart F income provisions of the Code which are effective for years beginning after July 23, 2020; however taxpayers may choose to apply the regulations for tax years beginning after December 31, 2017. The company is in the process of reviewing the final regulations and determining the potential impact if any.

We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 to 2015 tax years, South Korea for the 2011 to 2014 tax years, and the U.S. for the 2017 to 2018 tax years. In 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authorities regarding transfer pricing and other related matters for the tax years 2013 to 2015. In the second quarter 2019, it received a proposed tax adjustment of approximately $1.7 million (DKK 11.2 million) related to the 2013 tax year and on April 30, 2020, it received a proposed tax adjustment of approximately $1.3 million (DKK 8.6 million) related to the 2014 tax year. We are responding to the proposed income adjustments and other information requests from the Danish tax authorities. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $9.4 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. On March 11, 2020, the U.S. Internal Revenue Service began the audit of our 2017 and 2018 tax years, and we are currently responding to their information requests.

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

The following table presents our revenues from contracts with customers disaggregated by major geographic areas we conduct business in for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Aviation	$103.9	$340.8	$357.9	$705.2
Land	0.8	4.1	5.6	9.0
Marine	441.0	719.5	1,365.7	1,428.4
Asia Pacific	545.8	1,064.5	1,729.1	2,142.6

Aviation	157.8	1,008.8	796.6	1,727.9
Land	313.9	569.7	932.1	1,210.2
Marine	285.0	736.3	896.2	1,391.1
EMEA	756.7	2,314.9	2,625.0	4,329.2

Aviation	77.2	614.6	656.7	1,160.3
Land	76.4	149.6	206.8	288.5
Marine	83.1	143.4	316.4	334.9
LATAM	236.7	907.6	1,179.9	1,783.7

Aviation	500.6	2,828.5	2,607.1	5,476.5
Land	804.9	1,884.6	2,134.2	3,519.0
Marine	134.2	347.9	476.4	682.4
North America	1,439.7	5,061.0	5,217.7	9,677.9

Other revenues (excluded from ASC 606) (1)	179.6	111.3	421.9	204.8

	$3,158.3	$9,459.4	$11,173.5	$18,138.2
        (1) Includes revenue from leases and other transactions that we account for under separate guidance.

The nature of the receivables related to revenue from contracts with customers and Other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of June 30, 2020 and December 31, 2019, the contract assets and contract liabilities recognized by the Company were not material.

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

In our land segment, we offer fuel, lubricants, power and natural gas solutions through World Kinect global energy management brand, our energy management services platform, and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

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

Information concerning our revenue, gross profit and income from operations by reportable segment is as follows for the three and six months ended June 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Revenue:	2020	2019	2020	2019
Aviation segment	$1,020.6	$4,785.0	$4,784.8	$9,037.7
Land segment	1,197.6	2,663.0	3,303.6	5,156.6
Marine segment	940.2	2,011.4	3,085.2	3,943.9
	$3,158.3	$9,459.4	$11,173.5	$18,138.2

Gross profit:
Aviation segment	$91.9	$140.5	$185.0	$254.8
Land segment	84.8	91.7	191.0	193.2
Marine segment	37.2	36.4	96.6	71.6
	$213.9	$268.6	$472.6	$519.7

Income from operations:
Aviation segment	$9.0	$73.5	$38.1	$129.1
Land segment	9.7	11.8	35.3	32.8
Marine segment	13.3	10.1	47.2	23.6
	32.0	95.4	120.6	185.5
Corporate overhead - unallocated	(20.1)	(20.2)	(37.9)	(40.0)
	$11.9	$75.2	$82.7	$145.6

Information concerning our accounts receivable, net and total assets by segment is as follows as of June 30, 2020 and December 31, 2019 (in millions):

	As of
	June 30,	December 31
	2020	2019
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $33.0 and $14.6 as of June 30, 2020 and December 31, 2019, respectively	$412.6	$1,098.2
Land segment, net of allowance for credit losses of $8.3 and $2.8 as of June 30, 2020 and December 31, 2019, respectively	590.9	863.2
Marine segment, net of allowance for credit losses of $4.3 and $18.0 as of June 30, 2020 and December 31, 2019, respectively	412.5	930.5
	$1,415.9	$2,891.9
Total assets:
Aviation segment	$1,817.4	$2,416.5
Land segment	1,881.6	2,089.4
Marine segment	812.6	1,189.7
Corporate	369.3	296.8
	$4,881.0	$5,992.4

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

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to World Fuel	$(10.2)	$37.0	$31.2	$74.2
Denominator:
Weighted average common shares for basic earnings per common share	63.3	66.7	64.1	66.9
Effect of dilutive securities	—	0.3	0.3	0.3
Weighted average common shares for diluted earnings per common share	63.3	67.0	64.4	67.2

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	3.4	1.5	2.8	2.3

Basic earnings per common share	$(0.16)	$0.56	$0.49	$1.11

Diluted earnings per common share	$(0.16)	$0.55	$0.48	$1.10
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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $9.4 million (KRW 11.3 billion) and during the quarter ended June 30, 2017, an assessment for an additional $16.8 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $9.0 million (BRL 49.1 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
        When we deem it appropriate and the amounts are reasonably estimable, we establish reserves for potential adjustments to our provision for the accrual of indirect taxes that may result from examinations or other actions by tax authorities. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities will result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of any of our federal, state, and foreign indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense. Except with respect to the matters described above, we believe that the final outcome of any pending examinations, agreements, administrative or judicial proceedings will not have a material effect on our results of operations or cash flows.

Other Matters

        We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2020, we had recorded certain reserves that were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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

13. Restructuring

As a result of the continued review of our land business and changes in the overall economic landscape for all reportable segments as a result of the COVID-19 pandemic, we are implementing a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources in 2020.  While the company took several actions during the second quarter of 2020, we continue to evaluate and define the overall restructuring plan as the full impact of COVID-19 on our business and our customers is unknown.

For the six months ended June 30, 2020, we incurred $4.8 million in restructuring costs, comprised principally of certain severance costs included in Restructuring charges in our Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of June 30, 2020 are included in Accrued expenses and other current liabilities on our Consolidated Balance Sheet.
The following table provides a summary of our restructuring activities during the six months ended June 30, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Balance as of December 31, 2019	$0.5	$7.5	$1.3	$0.2	$9.5
Severance costs	0.7	2.7	0.4	1.0	4.8
Payments	(0.5)	(4.5)	(1.0)	(0.5)	(6.5)
Restructuring charges as of June 30, 2020	$0.7	$5.7	$0.7	$0.8	$7.9
During the second quarter of 2020, we implemented a cost reduction initiative to rationalize our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. These asset groups, consisting mainly of right-of-use assets and leasehold improvements, were tested for impairment. We concluded that the carrying amounts of these asset groups were not recoverable and the fair value determined was concluded to be nominal based on a discounted cash flow model. As a result, an $18.6 million impairment charge was recognized and is included within Asset impairments on our Consolidated Statements of Income and Comprehensive Income.

The following table provides a summary of this impairment by reportable business segment (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Asset impairments	$6.9	$5.9	$4.0	$1.8	$18.6

14. Subsequent Events

On July 30, 2020, we entered into a definitive agreement to sell our Multi Service payment solutions business. Subject to certain closing adjustments, we will receive a total of approximately $350.0 million in cash, consisting of approximately $275.0 million at closing and $75.0 million deferred for future payment, of which $50.0 million will be conditioned on MSTS' achievement of financial targets in 2021 and 2022. The closing is subject to customary conditions, including regulatory approvals. We expect the sale to be completed within 90 days from the date of the agreement. Multi Service, which is mainly reported within the land segment, did not qualify as held for sale as of June 30, 2020 and will not meet the criteria to be reported as a discontinued operation. The net carrying amount of Multi Service as of June 30, 2020 was $222.5 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2019 10-K Report and the Consolidated Financial Statements and related notes in Item 1 — Financial Statements appearing elsewhere in this 10-Q Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A - Risk Factors of our 2019 10-K Report as updated and supplemented by Part II - Item 1A of this 10-Q Report.

Forward-Looking Statements

This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements about (i) the impact of COVID-19 on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) our expectations regarding the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our expectations regarding government-related activity in Afghanistan with the North Atlantic Treaty Organization (NATO) and the impact of the U.S. troop withdrawal, as well as the related profit contribution, (iv) our estimates regarding the expected benefits from our actions to reduce cost and our restructuring initiatives, including the rationalization of our global office footprint, (v) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vi) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vii) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (viii) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:

•customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts, particularly for those customers most significantly impacted by the COVID-19 pandemic;
•the extent of the impact of the pandemic, including the duration, spread, severity and scope of related government orders and restrictions, on ours and our customers' sales, profitability, operations and supply chains;
•loss of, or reduced sales to a significant government customer, such as NATO;
•the availability of cash and sufficient liquidity to fund our working capital and strategic investment needs, particularly in light of the impact of the pandemic on the financial markets;
•adverse conditions in the industries in which our customers operate such as the current global economic environment as a result of the coronavirus pandemic;
•sudden changes in the market price of fuel or extremely high or low fuel prices that continue for an extended period of time, including as a result of disagreements between the OPEC members and other oil producing countries such as Russia and the impact of the pandemic on fuel demand;
•our failure to comply with restrictions and covenants in our senior revolving credit facility (“Credit Facility”) and our senior term loans (“Term Loans”), including our financial covenants;
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as IMO 2020 (defined below);
•our failure to effectively hedge certain financial risks and other risks associated with derivatives;
•changes in credit terms extended to us from our suppliers;
•non-performance of suppliers on their sale commitments and customers on their purchase commitments;
•non-performance of third-party service providers;

•our ability to meet financial forecasts associated with our operating plan;
•lower than expected valuations associated with our cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;
•the impact of cyber and other information security-related incidents;
•currency exchange fluctuations and the impacts associated with Brexit;
•ability to effectively leverage technology and operating systems and realize the anticipated benefits;
•failure of fuel and other products we sell to meet specifications;
•our ability to effectively integrate and derive benefits from acquired businesses;
•our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;
•environmental and other risks associated with the storage, transportation and delivery of petroleum products;
•risks associated with operating in high-risk locations, including supply disruptions, border closures and other logistical difficulties that arise when working in these areas;
•uninsured losses;
•the impact of natural disasters, such as earthquakes and hurricanes;
•seasonal variability that adversely affects our revenues and operating results;
•declines in the value and liquidity of cash equivalents and investments;
•our ability to retain and attract senior management and other key employees;
•changes in U.S. or foreign tax laws (including the Tax Cuts and Jobs Act), interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;
•our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;
•the impact of the U.K.’s exit from the European Union, known as Brexit, on our business, operations and financial condition;
•our ability to comply with U.S. and international laws and regulations including those related to anti-corruption, economic sanction programs and environmental matters;
•the outcome of litigation and other proceedings, including the costs associated in defending any actions;
•increases in interest rates; and
•other risks, including those described in Item 1A - Risk Factors in our 2019 10-K Report, Part II, Item 1A of this 10-Q Report, as well as those described from time to time in our other filings with the SEC.

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

COVID-19

Beginning in the first quarter of 2020 and through the date of this filing, the aviation, marine and land transportation industries, along with global economic conditions, have been significantly impacted by the COVID-19 pandemic. A large number of our customers in these industries have experienced substantial reductions in their operations, especially commercial airlines and cruise lines, which have been particularly impacted by the travel restrictions and stay-at-home orders. Customers in our marine and land segments have also been adversely affected by these restrictions, as well as the extended shutdown of various businesses in affected regions.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition for the first quarter of 2020, we have since seen a sharp decline in demand and related sales as large sectors of the global economy have been adversely impacted by the crisis. Accordingly, our results of operations during the second quarter of 2020 were significantly impacted as a result of the effects of the pandemic as described in greater detail below. Since the level of activity in our business and that of our customers has historically been driven by the level of economic activity globally, we generally expect these negative impacts to continue through the third quarter as the recent increases in COVID-19 cases have further delayed the reopening of various economies around the world.
Aviation Segment

Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the impact of our expanded aviation fueling operations footprint into additional international airport locations. However, as a result of COVID-19, the overall aviation market, principally commercial passenger airlines, has been significantly impacted by the travel restrictions and a sharp decrease in demand for air travel. Accordingly, during the second quarter of 2020, we experienced a material volume decline in our commercial aviation business and, to a somewhat lesser extent, a significant reduction in our business and general aviation activities. Our results of operations in these lines of business for the balance of 2020 will be highly contingent on the timing and extent to which the restrictions on air travel are lifted and the global economy begins to recover from the effects of the current crisis.

Furthermore, our aviation segment has benefited from significant sales to NATO in Afghanistan, which accounts for a material portion of our aviation segment's profitability. The current contract for these sales to NATO has been renewed through December 2020 and has two additional one-year renewal options at NATO's discretion. Global events and military-related activities, as well as the level of troop deployments, can cause our government customer sales to vary significantly from period to period and materially impact our results of operations. The U.S. government has announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan. In connection therewith, in the early part of 2020, the U.S. entered into an agreement with the Taliban where it agreed to reduce the level of troops and negotiate a full withdrawal by 2021, subject to various conditions including a peace agreement being reached between the government of Afghanistan and the Taliban. In June 2020, the U.S. government publicly confirmed that it had completed the initial reduction in the level of troops in accordance with the terms of the agreement. While the exact timing and full impact of the troop withdrawal remains uncertain, we began to see a decline in demand at the end of the first quarter of 2020, which continued in the second quarter, and expect to experience additional material reductions in demand over the balance of the year and into 2021.

Land Segment

Our land segment primarily consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through our World Kinect global energy management brand. Due to the diverse portfolio of customers, businesses and activities within our land segment, the COVID-19 related impacts are more difficult to predict. For example, during the second quarter of 2020, our operating results in our land segment benefited from improvements in the U.K. However, this increase was largely offset by a decline in profitability in North America, primarily due to a material decrease in sales to retail, commercial and industrial customers in connection with the continued negative impacts of the pandemic, particularly throughout much of the U.S. The extent of any improvements in these activities will continue to be dependent on the timing and extent to which quarantine restrictions are lifted and local business activity resumes. Furthermore, for the same reasons as those described above, we experienced a decline in government-related activity in Afghanistan during the second quarter of 2020 and expect to continue to see a decline in this activity through the balance of 2020 and into 2021.

Marine Segment

Our marine segment has posted strong quarterly comparative results in recent periods despite challenging conditions within the global shipping and offshore exploration markets. Overall, throughout 2019 and into early 2020, higher average fuel prices, combined with our focus on reshaping our portfolio and cost management, improved profitability. In addition, the implementation of the IMO 2020 mandatory low sulfur regulations that went into effect on January 1, 2020 resulted in certain supply imbalances and price volatility in late 2019 and through much of the first quarter of 2020 that positively impacted our operating results in those periods. However, in the latter part of the first quarter of 2020, we began to experience a decline in volume and profitability due to the effects of the pandemic coupled with the significant decline in fuel prices, which continued into the second quarter. We expect our marine segment’s volume and profitability to continue to be negatively impacted by the effects of the pandemic for the balance of the year, particularly with respect to cruise lines and certain sectors of the shipping industry, as well as lower fuel prices. However, we still expect our results for the third quarter of 2020 to be generally consistent with the third quarter of 2019.

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

Due to the ongoing and expected adverse impacts of the COVID-19 crisis, we immediately made cost-related decisions as the pandemic began impacting our business activities. For example, we immediately instituted a hiring freeze and implemented travel restrictions for our employees across the organization, postponed or eliminated all non-essential capital expenditures and other projects and initiatives, significantly reduced or deferred professional fees, marketing expenses and other similar costs. In addition, while we have continued to focus on improving operating efficiencies and returns, we have also concentrated on lowering our operating costs, including those of our land segment, which has historically had a higher expense ratio than other parts of our business. Accordingly, during the first quarter of 2020, we commenced a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources, not only in our land segment but also in our other segments due to the adverse impacts of the pandemic. During the second quarter of 2020, we expanded this restructuring to include the rationalization of our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. See note 13 of the financial statements included in Part I of this 10-Q Report for additional information regarding this restructuring.

The ultimate duration and impact of the COVID-19 pandemic on our business and our customers' operations continue to be unclear. Furthermore, the extent to which we or our customers will ultimately be impacted by the pandemic is not fully ascertainable as it is closely related to the timing and extent to which the global economy, and the aviation land and marine transportation industries, in particular, recover from the crisis. For additional discussion on the risks relating to the pandemic, see Item 1A. Risk Factors in Part II of this 10-Q Report.

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
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations. Selected financial information with respect to our business segments is provided in Note 10. Business Segments accompanying the Consolidated Financial Statements included in this 10-Q Report.

Results of Operations
Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue. Our revenue for the second quarter of 2020 was $3.2 billion, a decrease of $6.3 billion, or 67%, as compared to the second quarter of 2019. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$1,020.6	$4,785.0	$(3,764.4)
Land segment	1,197.6	2,663.0	(1,465.4)
Marine segment	940.2	2,011.4	(1,071.2)
	$3,158.3	$9,459.4	$(6,301.0)
Revenues in our aviation segment were $1.0 billion for the second quarter of 2020, a decrease of $3.8 billion, or 79% as compared to the second quarter of 2019. Lower average jet fuel prices drove much of the decrease in aviation revenue in the second quarter of 2020, where the average price per gallon sold was $1.04, as compared to $2.10 in the second quarter of 2019. Additionally, as compared to the prior-year period, total aviation volumes for the second quarter of 2020 decreased by 1.5 billion or 68% to 688.1 million gallons. The volume reduction was due to the significant decline in activity in our commercial aviation business as a result of the impact of the COVID-19 pandemic on air travel.

Revenues in our land segment were $1.2 billion for the second quarter of 2020, a decrease of $1.5 billion, or 55%, as compared to the second quarter of 2019. The decrease in revenue was due to lower average fuel prices in the second quarter of 2020, as compared to the second quarter of 2019, where the average price per gallon or gallon equivalent sold was $1.01 in 2020, as compared to $1.99 in 2019. Volumes in our land segment for the second quarter of 2020 decreased by 161.2 million or 12.1% to 1.2 billion gallons as a result of stay-at-home restrictions and other pandemic-related impacts.

Revenues in our marine segment were $940.2 million for the second quarter of 2020, a decrease of $1.1 billion, or 53%, as compared to the second quarter of 2019.  The decrease in revenues was mainly attributable to a 40% decrease in the average price per metric ton of bunker fuel sold to $234.9 in the second quarter of 2020 as compared to $393.6 in the second quarter of 2019. Volumes in our marine segment declined by 1.1 million metric tons, or 22% to 4.0 million metric tons in the second quarter of 2020, as compared to 2019. The volume decline was a result of the effects of the pandemic on demand, combined with a continuing effort to exit activities that generate a low economic return, particularly in light of the elevated credit risk environment in the wake of the pandemic.

Gross Profit. Our gross profit for the second quarter of 2020 was $213.9 million, a decrease of $54.7 million, or 20%, as compared to the second quarter of 2019.
Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$91.9	$140.5	$(48.6)
Land segment	84.8	91.7	(7.0)
Marine segment	37.2	36.4	0.9
	$213.9	$268.6	$(54.7)

Our aviation segment gross profit for the second quarter of 2020 was $91.9 million, a decrease of $48.6 million, or 35%, as compared to the second quarter of 2019. The decrease in aviation gross profit was primarily due to a 68% decline in volume as a consequence of the significant decline in air travel due to the COVID-19 pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of troops. Partially offsetting the volume-related impact on gross profit were certain situation-specific, nontraditional activity arising from the pandemic, such as repatriation flights and the repositioning of aircraft, as well as physical supply gains associated with the historic volatility in jet fuel prices during the second quarter.

Our land segment gross profit for the second quarter of 2020 was $84.8 million, a decrease of $7.0 million, or 8%, as compared to the second quarter of 2019. The decrease in land segment gross profit was primarily attributable to lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America and our government-related activities in Afghanistan, partly offset by continued strength in the U.K.

Our marine segment gross profit for the second quarter of 2020 was $37.2 million, an increase of $0.9 million, or 2%, as compared to the second quarter of 2019. The gross profit increase was related to improved performance in our core resale business, offset by significantly lower volume due to a decline in activity in connection with the pandemic.

Operating Expenses. Total operating expenses for the second quarter of 2020 were $202.0 million, an increase of $8.6 million, or 4%, as compared to the second quarter of 2019. As part of our cost-reduction initiatives, we significantly reduced certain general and administrative expenses during the second quarter of 2020, which were effectively offset by a higher provision for bad debt, principally due to the effects of the pandemic on the aviation industry. Furthermore, despite lower compensation costs, including lower incentive compensation, total operating expenses were higher as a result of an impairment charge of $18.6 million during the second quarter of 2020 associated with our decision to rationalize our global office footprint. The following table sets forth our expense categories (in millions):

	For the Three Months Ended
	June 30,
	2020	2019	$ Change
Compensation and employee benefits	$95.9	$112.0	$(16.1)
General and administrative	84.4	79.5	4.9
Asset impairments	18.6	—	18.6
Restructuring charges	3.1	1.9	1.2
	$202.0	$193.4	$8.6
Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$9.0	$73.5	$(64.5)
Land segment	9.7	11.8	(2.1)
Marine segment	13.3	10.1	3.2
	32.0	95.4	(63.4)
Corporate overhead - unallocated	(20.1)	(20.2)	0.1
	$11.9	$75.2	$(63.3)
Our income from operations for the second quarter of 2020 was $11.9 million, a decrease of $63.3 million, or 84%, as compared to the second quarter of 2019. Results in our aviation segment primarily drove the decrease in operating income.

Income from operations in our aviation segment for the second quarter of 2020 was $9.0 million, a decrease of $64.5 million, or 88% as compared to the second quarter of 2019. Our aviation segment was principally impacted by lower volumes and the correspondingly reduced profit contribution as a consequence of the significant decline in air travel due to the COVID-19 pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of troops. Aviation segment operating income was also reduced by increased expenses resulting from a higher provision for bad debt principally due to the effects of the pandemic on the aviation industry, as well as the global office footprint rationalization impairment charge.

In our land segment, income from operations for the second quarter of 2020 was $9.7 million, a decrease of $2.1 million, or 18% as compared to the second quarter of 2019. The decrease in land segment operating profit was primarily attributable to lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America, and our government-related activities in Afghanistan, as well as the global office footprint rationalization impairment charge. The decreases were partly offset by continued strength in the U.K and lower general and administrative expenses and compensation costs during the second quarter.

Our marine segment income from operations for the second quarter of 2020 was $13.3 million, an increase of $3.2 million, or 32% as compared to the second quarter of 2019. The increase in operating income was primarily related to improved performance in our core resale business as well as decreases in compensation costs, partially offset by the global office footprint rationalization impairment charge.

Corporate overhead costs not charged to the business segments for the second quarter of 2020 were $20.1 million, a decrease of $0.1 million, or 0.5%, as compared to the second quarter of 2019, primarily attributable to a decrease in compensation costs.

Non-Operating Expenses, net. For the second quarter of 2020, we had non-operating expenses of $14.9 million, a decrease of $2.7 million as compared to the second quarter of 2019, driven principally by a reduction in interest expenses and fees associated with our receivable purchase programs partly offset by foreign currency transaction loss.

Income Taxes. For the second quarter of 2020, our income tax provision was $7.7 million and our effective income tax rate was (258%), as compared to an income tax provision of $20.0 million and an effective income tax rate of 35% for the second quarter of 2019. The lower tax provision was a result of lower income before income taxes while the higher effective income tax rate was primarily related to differences in the results of our subsidiaries in tax jurisdictions with different tax rates and certain one-time discrete items. See Note 8. Income Taxes within this 10-Q Report for additional information.

Net Income Attributable to Noncontrolling Interest. For the second quarter of 2020, net loss attributable to noncontrolling interest was $0.4 million compared to net income of $0.6 million for the second quarter of 2019.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the second quarter of 2020, we had a net loss attributable to World Fuel of $10.2 million and diluted loss per common share of $0.16 as compared to net income attributable to World Fuel of $37.0 million and diluted earnings per common share of $0.55 for the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue. Our revenue for the first six months of 2020 was $11.2 billion, a decrease of $7.0 billion, or 38%, as compared to the first six months of 2019. Our revenue during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$4,784.8	$9,037.7	$(4,253.0)
Land segment	3,303.6	5,156.6	(1,853.0)
Marine segment	3,085.2	3,943.9	(858.7)
	$11,173.5	$18,138.2	$(6,964.7)

Revenues in our aviation segment were $4.8 billion for the first six months of 2020, a decrease of $4.3 billion, or 47%, as compared to the first six months of 2019. Lower average jet fuel prices, combined with a significant volume decline associated with the COVID-19 pandemic, drove the decrease in aviation revenue in the first six months of 2020. Specifically, the average price per gallon sold during the first six months of 2020 was $1.59, as compared to $2.08 for the comparable period in 2019. Total volumes for the first six months of 2020 were 2.5 billion gallons, a decrease of 38%, as compared to the comparable prior-year period. The decline in volumes was attributable to a significant decrease in activity in our commercial aviation business, resulting from the impact of the COVID-19 pandemic on air travel.

Revenues in our land segment were $3.3 billion for the first six months of 2020, a decrease of $1.9 billion, or 36%, as compared to the first six months of 2019. The overall decrease in revenue was influenced by lower average fuel price per gallon sold in the first six months of 2020, where the average price per gallon or gallon equivalent sold was $1.28, as compared to $1.91 in the first six months of 2019. Volumes in our land segment declined moderately to 2.5 billion, a 5% decrease in the first six months of 2020, as compared to the first six months of 2019.

Revenues in our marine segment were $3.1 billion for the first six months of 2020, a decrease of $858.7 million, or 22%, as compared to the first six months of 2019. The decrease in revenues was primarily attributable to a decrease in the average price per metric ton of bunker fuel sold from $382.6 in the first six months of 2019 to $346.9 in the first half of 2020. Revenues also fell as a result of a 14% volume decrease, from 10.3 to 8.9 million metric tons in the first six months of 2019 as compared to the first six months of 2020. The volume decline was a result of the effects of the pandemic on demand, combined with a continuing effort to exit activities that generate a low economic return, particularly in light of the elevated credit risk environment in the wake of the pandemic.

Gross Profit. Our gross profit for the first six months of 2020 was $472.6 million, a decrease of $47.0 million, or 9%, as compared to the first six months of 2019.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$185.0	$254.8	$(69.8)
Land segment	191.0	193.2	(2.2)
Marine segment	96.6	71.6	25.0
	$472.6	$519.7	$(47.0)

Our aviation segment gross profit for the first six months of 2020 was $185.0 million, a decrease of $69.8 million, or 27%, as compared to the first six months of 2019. The decrease in aviation gross profit was primarily due to a 38% decline in volume as a consequence of the significant decline passenger air travel due to the pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of troops. Partially offsetting the volume-related impact on gross profit were certain situation-specific, nontraditional activity arising from the pandemic, such as repatriation flights and the repositioning of aircraft, as well as physical supply gains associated with the historic volatility in jet fuel prices during the period.

Our land segment gross profit for the first six months of 2020 was $191.0 million, a decrease of $2.2 million, or 1%, as compared to the first six months of 2019. The decrease in land segment gross profit is primarily attributable to a decline in profitability in our retail, commercial and industrial activities in North America primarily attributable to lower volumes due to the pandemic, as well as a decrease in our government-related activities in Afghanistan. These decreases were partly offset by higher profitability in the U.K. and growth in our World Kinect global energy management brand.

Our marine segment gross profit for the first six months of 2020 was $96.6 million, an increase of $25.0 million, or 35%, as compared to the first six months of 2019. The gross profit increase was attributable to improved performance in our core resale business, principally driven by higher average fuel prices during the first two months of 2020 resulting from the shift to very low-sulfur fuel oil as mandated by the IMO 2020 regulations that went into effect on January 1, 2020.

Operating Expenses. Total operating expenses for the first six months of 2020 was $389.9 million, an increase of $15.8 million, or 4%, as compared to the first six months of 2019. As part of our cost-reduction initiatives, we significantly reduced certain general and administrative expenses during the first six months of 2020, which were effectively offset by a higher provision for bad debt, principally due to the effects of the pandemic on the aviation industry. Furthermore, despite lower compensation costs, including lower incentive compensation, total operating expenses were higher as a result of an impairment charge of $18.6 million during the second quarter of 2020, associated with our decision to rationalize our global office footprint. The following table sets forth our expense categories (in millions):

	For the Six Months Ended
	June 30,
	2020	2019	$ Change
Compensation and employee benefits	$198.3	$220.3	$(22.0)
General and administrative	168.2	$150.1	18.1
Asset impairments	18.6	—	18.6
Restructuring charges	4.8	3.7	1.1
	$389.9	$374.1	$15.8

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Six Months Ended
	June 30,
	2020	2019	$ Change
Aviation segment	$38.1	$129.1	$(91.0)
Land segment	35.3	32.8	2.5
Marine Segment	47.2	23.6	23.6
	120.6	185.5	(64.9)
Corporate overhead - unallocated	(37.9)	(40.0)	2.0
	$82.7	$145.6	$(62.9)

Our income from operations for the first six months of 2020 was $82.7 million, a decrease of $62.9 million, or 43%, as compared to the first six months of 2019.  The decrease was primarily attributable to our aviation segment.

Our aviation segment income from operations for the first six months of 2020 was $38.1 million, a decrease of $91.0 million, as compared to the first six months of 2019. Aviation operating income for the first six months of 2020 was principally impacted by lower volumes and the correspondingly reduced profit contribution from our commercial aviation operations as a result of the pandemic, as well as a reduction in government-related activity in Afghanistan. Aviation segment operating income was also reduced by increased expenses resulting from a higher provision for bad debt as a consequence of the impact of the pandemic on the aviation industry, as well as the global office footprint rationalization impairment charge.

Our land segment income from operations for the first six months of 2020 was 35.3, an increase of 2.5, as compared to the first six months of 2019. Within our land segment, we experienced higher profitability primarily attributable to improved performance in the U.K. together with growth in our World Kinect global energy management brand, offset by lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America, as well as a decrease in our government-related activities in Afghanistan. Land segment operating income also benefited from a reduction in compensation costs and general and administrative expenses, partly offset by the global office footprint rationalization impairment charge.

Our marine segment income from operations for the first six months of 2020 was $47.2 million, an increase of $23.6 million, as compared to the first six months of 2019. The increase in marine segment operating income was related to higher profitability in our core resale business, principally driven by higher fuel prices during the first two months of 2020 resulting from the shift to very low sulfur fuel oil, as mandated by the IMO 2020 regulations that went into effect on January 1, 2020. The increase in profitability was partially offset by the global office footprint rationalization impairment charge, as well as a higher provision for bad debt, as compared to 2019.

Corporate overhead costs not charged to the business segments for the first six months of 2020 were $37.9 million, a decrease of $2.0 million, or 5%, as compared to the first six months of 2019, primarily attributable to a reduction in compensation costs.

Non-Operating Expenses, net. For the first six months of 2020, we had non-operating expenses, net of $28.1 million, a decrease of $8.5 million as compared to the first six months of 2019 driven principally by a reduction in interest expenses and fees associated with our receivable purchase programs partly offset by foreign currency transaction loss.

Income Taxes.  For the first six months of 2020, our income tax provision was $23.7 million and our effective income tax rate was 43%, as compared to an income tax provision of $34.0 million and an effective income tax rate of 31% for the first six months of 2019. The lower tax provision was a result of our lower income before income taxes, while the higher effective income tax rate was primarily related to differences in certain one-time discrete items and the results of our subsidiaries in tax jurisdictions with different tax rates.

Net Income Attributable to Noncontrolling Interest.  For the first six months of 2020, net loss attributable to noncontrolling interest was $0.2 million, compared to net income of $0.7 million for the first six months of 2019.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share.  For the first six months of 2020, we had a net income of $31.2 million and diluted earnings per common share of $0.48 as compared to net income of $74.2 million and diluted earnings per common share of $1.10 for the first six months of 2019.

Liquidity and Capital Resources

Our liquidity, consisting of cash, cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers, payments to our suppliers, changes in fuel prices, as well as our financial performance, which drives availability under our Credit Facility. Our availability under our Credit Facility, for example, is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Facility and is based in part on our adjusted consolidated earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the four immediately preceding fiscal quarters. Accordingly, significant fluctuations in our Adjusted EBITDA for a particular quarter can impact our availability to the extent it significantly alters our Adjusted EBITDA for the applicable preceding four quarters. See Item 1A. Risk Factors in Part II of this 10-Q Report for additional information.
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

As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results for the balance of 2020, which could have a negative impact on our liquidity. However, based on the information currently available, we believe that our cash and cash equivalents as of June 30, 2020 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Cash Flows

The following table reflects the major categories of cash flows for the six months ended June 30, 2020 and 2019 (in millions). For additional details, please see the Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Six Months Ended
	June 30,
	2020	2019
Net cash provided by operating activities	$245.1	$135.8
Net cash used in investing activities	(168.7)	(33.6)
Net cash provided by (used in) financing activities	394.9	(97.1)

Operating Activities. For the first six months of 2020, net cash provided by operating activities was $245.1 million as compared to net cash provided by operating activities of $135.8 million for the first six months of 2019.  The $109.3 million change in operating cash flows was principally due to favorable year-over-year changes in working capital of $97.3 million, excluding cash, and net other long term assets and liabilities of $41.9 million, offset by a $44.0 million decrease in net income. The changes in working capital, excluding cash, reflect a $1.6 billion net decrease in accounts receivable, inventories, and short-term derivatives, offset by a $1.5 billion net decrease in accounts payable, customer deposits and accrued expenses and other current liabilities. Changes in non-cash items were principally associated with higher provision for bad debt, offset by changes in share-based payment amortization and deferred taxes.

Investing Activities. For the first six months of 2020, net cash used in investing activities was $168.7 million as compared to net cash used in investing activities of $33.6 million for the first six months of 2019. The $135.2 million change in investing activities cash flows was principally due to the acquisition of a business.

Financing Activities. For the first six months of 2020, net cash provided by financing activities was $394.9 million as compared to net cash used in financing activities of $97.1 million for the first six months of 2019. The $492.0 million change was principally due to $487.4 million in net borrowings of debt under our credit facility.

Other Liquidity Measures

Cash and Cash Equivalents. As of June 30, 2020 and December 31, 2019, we had cash and cash equivalents of $645.7 million and $186.1 million, respectively.
Credit Facility and Term Loans. We had $509.5 million and $515.6 million in Term Loans outstanding as of June 30, 2020 and December 31, 2019, respectively. Our Credit Agreement, as amended through June 30, 2020, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The credit facility matures July 2024.
As of June 30, 2020 and December 31, 2019, we had outstanding borrowings under our Credit Facility totaling $530.0 million and $55.0 million, respectively. Our issued letters of credit under the Credit Facility totaled $6.7 million and $4.3 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, the unused portion of our Credit Facility was $738.3 million and $1.2 billion. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
        Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material, adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2020, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2020 and December 31, 2019, our outstanding letters of credit and bank guarantees under these credit lines totaled $334.8 million and $375.2 million, respectively.

We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3%. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. Under the RPAs, accounts receivable sold, which remained outstanding at June 30, 2020 and December 31, 2019 were $92.6 million and $405.9 million, respectively. The reduction in accounts receivable sold for the second quarter of 2020 was driven primarily by lower fuel prices and the decline in activity in our commercial aviation and marine businesses as a result of the impact of the pandemic on airlines and cruise lines.

Short-Term Debt. As of June 30, 2020, our short-term debt of $53.8 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings, finance lease obligations and a secured borrowing associated with the transfer of tax receivables.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2019 to June 30, 2020.  For a discussion of these matters, refer to Item 7. Contractual Obligations and Off-Balance Sheet Arrangements of our 2019 Form 10-K Report.

Contractual Obligations

Derivative Obligations. As of June 30, 2020, our net derivative obligations were $111.4 million, principally due within one year.

Purchase Commitment Obligations. As of June 30, 2020, fixed purchase commitments under our derivative programs amounted to $83.7 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of June 30, 2020, we had issued letters of credit and bank guarantees totaling $341.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation and Significant Accounting Policies accompanying the Consolidated Financial Statements in this 10-Q Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025. The swap agreement effectively locks in the variable interest cash flows we will pay for a portion of our Eurodollar rate loans at 0.55%. The fair value of the interest rate swap contract as of June 30, 2020, was a liability of $4.9 million.

There have been no material changes to our exposures to commodity price or foreign currency risk since December 31, 2019. Please refer to our 2019 10-K Report for a complete discussion of our exposure to these risks.

For information about our derivative instruments at their respective fair value positions as of June 30, 2020, see Note 4. Derivative Instruments accompanying the Consolidated Financial Statements within this 10-Q report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2020.

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

Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, marine and land transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on the business of our customers which may, in turn, have an adverse effect on our business. For example, the current coronavirus (COVID-19) pandemic has had a significant impact on the global economy generally, as well as the aviation, land and marine transportation industries, where companies operating in these sectors have been experiencing sharp declines in demand arising from the various measures enacted by governments around the world to contain the spread of the virus. Commercial passenger airlines and cruise lines have been particularly impacted by the travel restrictions and stay-at-home orders, and various other customers in each of our segments have also been adversely affected by such restrictions, as well as the extended shutdown of various businesses in affected regions. As a result, we have experienced a decline in sales volume and profitability across our aviation, land and marine segments. Furthermore, if the pandemic continues for an extended period of time, the financial condition of our customers may further deteriorate such that there is a greater risk of customer bankruptcies and credit losses, either of which could lead to significant increases in our bad debt expense. For example, during the second quarter of 2020, our provision for bad debt was materially higher, principally in the aviation segment due to the effects of the pandemic on the aviation industry in connection to the global restrictions on air travel. The ultimate magnitude and duration of these adverse impacts on our business will depend on the timing and extent to which the global economy, and our customers in the aviation, land and marine transportation industries in particular, recover from the current crisis.

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

The outbreak of the novel coronavirus (COVID-19), which was declared a pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and disruption in the global economy. The rapid spread of COVID-19 has caused governments around the world to implement stringent measures to help control the spread of the virus, including quarantines, “stay-at-home” or “shelter-in-place” orders, social-distancing mandates, travel restrictions, and closures or reduced operations for businesses, governmental agencies, schools and other institutions, among others. While, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus policies to counteract the adverse effects of the pandemic, the effectiveness of such actions are still uncertain. Furthermore, the restrictions on travel, “stay-at-home” or “shelter-in-place” orders and business closures led to a precipitous decline in fuel prices during the first half of 2020 in response to concerns about demand for fuel, further exacerbated by disagreements regarding crude oil production levels between the OPEC members and other oil producing countries such as Russia, as well as related global storage considerations.

In response to the pandemic and measures taken by applicable governmental authorities, we took prompt action to ensure the safety of our employees and other stakeholders, as well as commenced a number of initiatives relating to cost reduction, liquidity and operating efficiencies. While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition during the first quarter of 2020, we began to see a sharp decline in demand and related sales volume during the second quarter of 2020, as large sectors of the global economy were adversely impacted by the crisis. As the number of coronavirus cases have significantly increased recently in various parts of the world, the duration of the pandemic and the ultimate impact on the global economy continues to be uncertain. Accordingly, the extent of the impact of the pandemic on our results of operations for the balance of the year will be dependent on the duration of the pandemic and the extent of the eventual recovery.

Although we are unable to predict the ultimate impact of the COVID-19 pandemic at this time or enumerate all potential risks to our business, given the nature and significance of the crisis, we believe that in addition to the impacts described above, other current or potential impacts of this unprecedented event include, but are not limited to:

•disruptions in our supply chains due to transportation delays, travel restrictions, cost increases, and closures of businesses or facilities;
•extended periods of reduced demand and low fuel prices that impact our sales volume and related profitability;
•impacts related to delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies, as well as other liquidity challenges, such as reduced availability under our senior credit facility due to financial covenant restrictions tied to our financial performance;
•losses on hedging transactions with customers arising from the sharp decline in fuel prices and their inability to benefit from the reduced cost of fuel due to substantial reductions in their operations;
•disruptions resulting from office and facility closures, reductions in operating hours, and changes in operating procedures, including additional cleaning and disinfecting procedures;

•possible infections or quarantining of our employees which could impact our ability to service our customers or operate our business;
•increased costs associated with rationalization of our portfolio of businesses and other restructuring activities;
•asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges if expected future demand for our products and services materially decreases;
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future;
•notices from customers, suppliers and other third parties asserting force majeure or other bases for their non-performance;
•reduction of our global workforce to adjust to market conditions, including increased costs associated with severance payments, retention issues, and an inability to hire employees when market conditions improve;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•heightened risk of cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyber attacks in a remote connectivity environment;
•a need to preserve liquidity, which could result in actions such as a reduction or suspension of our quarterly dividend or stock repurchases; and
•a structural shift in the global economy and its demand for fuel and related products and services as a result of changes in the way people work, travel and interact, or in connection with a global recession.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended June 30, 2020 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2020 - 4/30/2020	—	$—	—	$258,944
5/1/2020 - 5/31/2020	3	23.20	—	258,944
6/1/2020 - 6/30/2020	—	—	—	258,944
Total	3	$23.20	—	$258,944
(1) These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2) In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of June 30, 2020, approximately $258.9 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.  Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2020	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer