Form 10-Q
period 2020-09-30
WORLD FUEL SERVICES CORP
filed 2020-11-02
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had a total of 63,501,980 shares of common stock, par value $0.01 per share, issued and outstanding as of October 23, 2020.

Part I — Financial Information

Item 1.     Financial Statements

World Fuel Services Corporation
Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	September 30,	December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$572.7	$186.1
Accounts receivable, net	1,244.1	2,891.9
Inventories	291.0	593.3
Prepaid expenses	56.3	80.6
Short-term derivative assets, net	101.4	59.5
Other current assets	269.2	358.8
Total current assets	2,534.8	4,170.1
Property and equipment, net	347.8	360.9
Goodwill	848.2	843.7
Identifiable intangible and other non-current assets	661.5	617.7
Total assets	$4,392.3	$5,992.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$19.6	$54.1
Accounts payable	1,085.8	2,602.7
Customer deposits	118.5	126.7
Accrued expenses and other current liabilities	333.0	378.9
Total current liabilities	1,557.0	3,162.4
Long-term debt	506.9	574.7
Non-current income tax liabilities, net	215.6	210.1
Other long-term liabilities	193.0	151.3
Total liabilities	2,472.5	4,098.5
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.3 and 65.2 issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	0.6	0.7
Capital in excess of par value	221.1	274.7
Retained earnings	1,846.6	1,761.3
Accumulated other comprehensive loss	(152.3)	(146.3)
Total World Fuel shareholders' equity	1,916.0	1,890.4
Noncontrolling interest	3.8	3.5
Total equity	1,919.8	1,893.9
Total liabilities and equity	$4,392.3	$5,992.4

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$4,482.7	$9,322.7	$15,656.2	$27,460.9
Cost of revenue	4,268.7	9,017.0	$14,969.6	$26,635.6
Gross profit	214.0	305.7	686.6	825.3
Operating expenses:
Compensation and employee benefits	91.4	126.7	289.8	347.0
General and administrative	80.9	82.8	249.1	232.9
Asset impairments	—	—	18.6	—
Restructuring charges	2.9	2.6	7.7	6.3
	175.2	212.0	565.1	586.2
Income from operations	38.8	93.6	121.5	239.2
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(8.7)	(19.5)	(34.1)	(59.1)
Other income (expense), net	77.7	(3.3)	75.0	(0.3)
	69.0	(22.8)	41.0	(59.4)
Income (loss) before income taxes	107.8	70.9	162.4	179.8
Provision for income taxes	25.4	21.5	49.0	55.5
Net income (loss) including noncontrolling interest	82.4	49.4	113.4	124.3
Net income (loss) attributable to noncontrolling interest	0.5	1.2	0.2	1.9
Net income (loss) attributable to World Fuel	$82.0	$48.2	$113.1	$122.4

Basic earnings per common share	$1.29	$0.74	$1.77	$1.84

Basic weighted average common shares	63.4	65.3	63.9	66.4

Diluted earnings per common share	$1.29	$0.73	$1.76	$1.84

Diluted weighted average common shares	63.6	65.7	64.1	66.7

Comprehensive income:
Net income (loss) including noncontrolling interest	$82.4	$49.4	$113.4	$124.3
Other comprehensive income (loss):
Foreign currency translation adjustments	15.1	(11.5)	(12.9)	(17.4)
Cash flow hedges, net of income tax expense of $2.1 and expense of $2.8 for the three months ended September 30, 2020 and 2019, respectively, and net of income tax expense of $2.3 and benefit of $2.4 for the nine months ended September 30, 2020 and 2019, respectively	6.1	7.9	6.8	(6.8)
Other comprehensive income (loss)	21.2	(3.6)	(6.0)	(24.2)
Comprehensive income (loss) including noncontrolling interest	103.6	45.8	107.3	100.1
Comprehensive income (loss) attributable to noncontrolling interest	—	(0.8)	—	(1.5)
Comprehensive income (loss) attributable to World Fuel	$103.6	$46.6	107.3	$101.6

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income (loss)	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	$0.6	$218.2	$1,785.1	$(157.5)	$1,846.4	$3.7	$1,850.1
Net income (loss)	—	—	—	(10.2)	—	(10.2)	(0.4)	(10.7)
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Balance as of June 30, 2020	63.3	$0.6	$219.3	$1,768.6	$(173.5)	$1,815.0	$3.3	$1,818.3
Net income (loss)	—	—	—	82.0	—	82.0	0.5	82.4
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	1.9	—	—	1.9	—	1.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—	—	21.2	21.2	—	21.2
Other	—	—		2.4	—	2.4	—	2.4
Balance as of September 30, 2020	63.3	$0.6	$221.1	$1,846.6	$(152.3)	$1,916.0	$3.8	$1,919.8

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	37.2	—	37.2	0.1	37.3
Cash dividends declared	—	—	—	(4.0)	—	(4.0)	—	(4.0)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.4)	—	—	(1.4)	—	(1.4)
Other comprehensive income (loss)	—	—	—	—	(11.0)	(11.0)	(0.8)	(11.7)
Balance as of March 31, 2019	67.1	$0.7	$343.0	$1,639.3	$(142.7)	$1,840.3	$15.5	$1,855.8
Net income	—	—	—	37.0	—	37.0	0.6	37.6
Cash dividends declared	—	—	—	(6.6)	—	(6.6)	—	(6.6)
Amortization of share-based payment awards	—	—	3.5	—	—	3.5	—	3.5
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Other comprehensive income (loss)	—	—	—	—	(8.9)	(8.9)	—	(8.9)
Balance as of June 30, 2019	65.2	$0.7	$280.7	$1,669.7	$(151.6)	$1,799.4	$16.1	$1,815.6
Net income	—	—	—	48.2	—	48.2	1.2	49.4
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	3.9	—	—	3.9	—	3.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—	—	(2.8)	(2.8)	(0.8)	(3.6)
Balance as of September 30, 2019	65.2	$0.7	$284.5	$1,711.4	$(154.3)	$1,842.1	$16.5	$1,858.6

Cash Dividends

During the nine months ended September 30, 2020, the Company's Board of Directors declared quarterly cash dividends of $0.10 per common share representing $6.5 million, $6.3 million and $6.3 million in total dividends, which were paid on April 9, 2020, July 2, 2020 and October 9, 2020, respectively. During the nine months ended September 30, 2019, the Company's Board of Directors declared quarterly cash dividends of $0.06 , $0.10 and $0.10 per common share representing $4.0 million,$6.6 million and $6.5 million in total dividends, which were paid on April 12, 2019, July 5, 2019 and October 11, 2019, respectively.

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

World Fuel Services Corporation
Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income including noncontrolling interest	$113.4	$124.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	66.3	64.2
Provision for bad debt	57.9	19.6
Share-based payment award compensation costs	2.5	12.4
Deferred income tax expense (benefit)	(7.9)	1.4
Foreign currency (gains) losses, net	0.2	(0.5)
Gain on sale of business	(80.0)	—
Other	12.4	0.3
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	1,283.6	21.1
Inventories	299.4	(53.4)
Prepaid expenses	22.5	(7.2)
Short-term derivative assets, net	(68.3)	127.2
Other current assets	72.3	(58.4)
Cash collateral with counterparties	45.8	(3.1)
Other non-current assets	(7.6)	28.1
Accounts payable	(1,321.6)	36.6
Customer deposits	(10.6)	(3.8)
Accrued expenses and other current liabilities	(31.5)	(59.7)
Non-current income tax, net and other long-term liabilities	41.8	(80.2)
Total adjustments	377.2	44.4
Net cash provided by (used in) operating activities	490.6	168.7
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(128.6)	—
Proceeds from sale of business, net of divested cash	268.4	—
Capital expenditures	(45.5)	(59.5)
Other investing activities, net	(7.5)	4.5
Net cash provided by (used in) investing activities	86.9	(55.1)
Cash flows from financing activities:
Borrowings of debt	2,095.0	4,452.4
Repayments of debt	(2,202.8)	(4,468.4)
Dividends paid on common stock	(19.3)	(14.6)
Repurchases of common stock	(55.6)	(65.4)
Other financing activities, net	(6.0)	(7.1)
Net cash provided by (used in) financing activities	(188.8)	(103.1)
Effect of exchange rate changes on cash and cash equivalents	(2.0)	(3.7)
Net increase (decrease) in cash and cash equivalents	386.7	6.7
Cash and cash equivalents, as of the beginning of the period	186.1	211.7
Cash and cash equivalents, as of the end of the period	$572.7	$218.5

The accompanying notes are an integral part of these unaudited Consolidated Financial Statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

1. Cash dividends declared, but not yet paid, were $6.3 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively.

2. Net noncash consideration for the acquisition and sale of businesses was $2.6 million as of September 30, 2020.

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

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions, principally in the aviation industry. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable energy solutions.

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

COVID-19

The outbreak of COVID-19, which was declared a pandemic by the World Health Organization in March 2020, has created significant volatility, uncertainty and disruption in the global economy. The rapid spread of the virus caused governments around the world to implement stringent measures to help control its spread, including, without limitation, quarantines, “stay-at-home” or “shelter-in-place” orders, social-distancing mandates, travel restrictions, and closures or reduced operations for businesses, governmental agencies, schools and other institutions, among others.

Beginning in the first quarter of 2020 and through the date of this filing, the aviation, marine and land transportation industries, along with global economic conditions generally, have been significantly impacted by the pandemic. A large number of our customers in these industries have experienced substantial decline in business activity, especially commercial airlines and cruise lines, which have been particularly impacted by ongoing travel restrictions. Customers in our marine and land segments have also been adversely affected by these restrictions and the reduction in operations of various businesses in affected regions. Furthermore, government measures and other supply-related factors have also led to a precipitous decline and historic volatility in fuel prices in response to concerns about demand for fuel. In response to these developments, we took swift action to ensure the safety of our employees and other stakeholders and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition in the beginning of 2020, we experienced a sharp decline in demand and related sales during the second quarter, as large sectors of the global economy were adversely impacted by the crisis. Accordingly, during the first quarter of 2020, we commenced a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources, not only in our land segment but also in our other segments due to the adverse impacts of the pandemic. During the second quarter of 2020, we expanded this restructuring to include the rationalization of our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. While demand showed some moderate improvement during the third quarter of 2020, our results remained well below pre-pandemic levels.

We make estimates and assumptions that affect the reported amounts on our financial statements and accompanying notes as of the date of the financial statements. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the recoverability of the carrying value of our goodwill, intangible assets, and other long-lived assets. These assessments were conducted in the context of information reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business as of September 30, 2020. Based on the available information, as of September 30, 2020, we concluded that no impairment of long-lived assets, intangibles or goodwill was recognized. However, at this time, we are unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in impairments or increases in credit allowances.

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

We had accounts receivable of $1.2 billion and $2.9 billion as of September 30, 2020 and December 31, 2019, respectively. We also had an allowance for credit losses related to accounts receivable and other insignificant financing receivables of $51.8 million (including the $11.1 million cumulative transition adjustment to retained earnings related to the implementation of ASU 2016-13) and $35.5 million, as of September 30, 2020 and December 31, 2019, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2020 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information including the expected overall impact of the pandemic mainly to the aviation segment. Write-off of uncollectible receivables during the nine months ended September 30, 2020 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of September 30, 2020, 92% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for credit losses (in millions):

Total
Balance as of January 1, 2020	$46.6
Charges to provision for credit losses	57.9
Write-off of uncollectible receivables	(53.1)
Recoveries of credit losses	0.6
Translation adjustments	(0.2)
Balance as of September 30, 2020	$51.8

Financing programs
We have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. During the three months ended September 30, 2020 we amended our RPA with Citibank N.A. to, among other things, extend the renewal option term of the RPA through 2024. Accounts receivable sold under the RPAs are accounted for as sales, in accordance with FASB ASC Topic 860, Transfers and Servicing, and excluded from Accounts receivable, net on the accompanying Consolidated Balance Sheets. Fees and interest paid under the RPAs is recorded within Interest expense and other financing costs, net on the Consolidated Statements of Comprehensive Income.

    Under the RPAs, accounts receivable sold, which remained outstanding as of September 30, 2020 and December 31, 2019, were $166.7 million and $405.9 million, respectively. The fees and interest paid under the RPAs were $6.8 million and $20.4 million for the nine months ended September 30, 2020 and 2019, respectively. For the nine months ended September 30, 2020 and 2019, cash payments to the owners of account receivables were $2.9 billion and $6.3 billion, respectively, and cash proceeds from the sale of account receivables were $2.6 billion and $6.3 billion, respectively.

3. Acquisitions and Divestitures

2020 Divestitures

On September 30, 2020, we completed the sale of our Multi Service payment solutions business ("MSTS") pursuant to the definitive agreement signed on July 30, 2020, for gross cash proceeds at closing of $303.5 million (cash proceeds net of cash sold was $268.4 million), subject to post-closing adjustments and additional deferred payment of $75.0 million of which $50.0 million will be conditioned on MSTS's achievement of financial targets in 2021 and 2022. The contingent consideration was measured at fair value at the day of the closing. The sale resulted in a pre-tax gain of $80.0 million, net of costs to sell, that was included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $16.1 million was included in Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the sale, MSTS was a reporting unit mainly reported within the land segment. The sale did not meet the criteria to be reported as a discontinued operation.

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

The purchase price allocation was finalized in the third quarter of 2020 with immaterial changes. The following table summarizes the final aggregate consideration, updated for certain working capital items, and the final fair value of the assets acquired and liabilities assumed. The total consideration includes a deferred payment that is outstanding as of September 30, 2020.

Total
Cash paid for acquisition of business	$129.0
Amounts due to sellers	30.0
Purchase price	$159.0

Assets acquired:
Accounts receivable	$42.8
Goodwill and identifiable intangible assets	123.3
Other current and long-term assets	3.8

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(1.0)

Purchase price	$159.0

Goodwill in the amount of $79.1 million included certain adjustments made to working capital items during the quarter ended September 30, 2020 and was assigned to the aviation segment. We anticipate that $70.2 million of the goodwill assigned to the aviation segment will be deductible for tax purposes and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our aviation segment. The identifiable intangible assets were $44.3 million and primarily consisted of customer relationships and other identifiable assets.

The financial position, results of operations and cash flows of these acquisitions have been included in our Consolidated Financial Statements since their acquisition dates and did not have a material impact on our consolidated revenue and net income for the three and nine months ended September 30, 2020; accordingly, pro forma information for these acquisitions have not been provided as the impact was not considered material.

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

The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		September 30,	December 31,	September 30,	December 31,
		2020	2019	2020	2019
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$142.2	$—	$111.9	$—
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	—	1.7	—	20.0
	Other long-term liabilities	0.2	—	0.5	—
		142.4	1.7	112.4	20.0

Interest rate contracts	Short-term derivative assets, net	—	—	—	—
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	—	—	1.2	—
	Other long-term liabilities	—	—	3.5	—
Total derivatives designated as hedging instruments		142.4	1.7	117.1	20.0

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	236.3	65.7	164.0	7.2
	Identifiable intangible and other non-current assets	32.1	23.0	9.3	4.8
	Accrued expenses and other current liabilities	10.3	161.0	63.6	203.4
	Other long-term liabilities	22.7	7.7	36.2	19.7
		301.4	257.3	273.1	235.0

Foreign currency contracts	Short-term derivative assets, net	—	1.2	—	0.2
	Identifiable intangible and other non-current assets	—	—	—	—
	Accrued expenses and other current liabilities	1.6	0.9	10.3	11.4
	Other long-term liabilities	—	—	0.1	—
		1.6	2.0	10.4	11.6
Total derivatives not designated as hedging instruments		303.1	259.4	283.6	246.6

Total derivatives		$445.5	$261.1	$400.7	$266.6
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 7. Fair Value Measurements.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of September 30, 2020 (in millions):

	As of September 30,
Derivative Instruments	Units	2020
Commodity contracts
Long	BBL	61.4
Short	BBL	(47.1)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(98.1)
Buy U.S. dollar, sell other currencies	USD	401.6

As of September 30, 2020, and December 31, 2019, the following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Inventory	$31.2	$30.7	$0.7	$2.3

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	September 30, 2020			September 30, 2019
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$4,482.7	$4,268.7	$9.4	$9,322.7	$9,017.0	$21.2
Gains or Loss on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	(1.2)	—	—	(0.5)	—
Derivatives designated as hedging instruments	—	1.5	—	—	1.3	—
Gains or Loss on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	(2.8)	(65.0)	—	(0.2)	13.7	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	(0.2)	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$4,485.5	$4,204.1	$9.2	$9,322.9	$9,031.5	$21.2

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Nine Months Ended
	September 30, 2020			September 30, 2019
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$15,656.2	$14,969.6	$36.3	$27,460.9	$26,635.6	$63.3
Gains or Loss on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	(15.4)	—	—	14.8	—
Derivatives designated as hedging instruments	—	15.3	—	—	(12.8)	—
Gains or Loss on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	38.2	(122.3)	—	(6.5)	31.1	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	(0.2)	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$15,618.0	$14,847.2	$36.1	$27,467.4	$26,668.7	$63.3
For the three and nine months ended September 30, 2020 and 2019, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

    As of September 30, 2020, on a pre-tax basis for commodity cash flow hedges, $132.3 million and $135.1 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income and Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	September 30,			September 30,
Derivative Instruments	2020	2019	Location	2020	2019
Commodity contracts	$(22.0)	$41.6	Revenue	$(2.8)	$(0.2)
Commodity contracts	(39.8)	(19.8)	Cost of revenue	(65.0)	13.7
Interest rate contracts	(0.1)	—	Interest expense and other financing costs, net	(0.2)	—
Total Gain (Loss)	$(61.9)	$21.7	Total Gain (Loss)	$(68.1)	$13.5

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Nine Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Nine Months Ended
	September 30,			September 30,
Derivative Instruments	2020	2019	Location	2020	2019
Commodity contracts	$163.6	$(136.1)	Revenue	$38.2	$(6.5)
Commodity contracts	(237.2)	153.9	Cost of Revenue	(122.3)	31.1
Interest rate contracts	(3.8)	—	Interest expense and other financing costs, net	(0.2)	—
Total Gain (Loss)	$(77.4)	$17.7	Total Gain (Loss)	$(84.4)	$24.6

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2020	2019
Commodity contracts
	Revenue	$44.3	$39.7
	Cost of revenue	(27.7)	(25.4)
		16.7	14.3
Foreign currency contracts
	Revenue	(1.7)	0.9
	Other (expense), net	(11.7)	9.0
		(13.4)	9.9
Total Gain (Loss)		$3.2	$24.2

Amount of Realized and Unrealized Gain (Loss)		For the Nine Months Ended
		September 30,
Derivative Instruments - Non-designated	Location	2020	2019
Commodity contracts
	Revenue	$157.6	$184.2
	Cost of revenue	(38.0)	(148.3)
		119.6	35.8
Foreign currency contracts
	Revenue	(1.8)	0.8
	Other (expense), net	(1.0)	8.2
		(2.8)	9.0
Total Gain (Loss)		$116.8	$44.8

Credit-Risk-Related Contingent Features

We enter into derivative contracts, which may require us to provide collateral periodically. Additionally, certain derivative contracts contain credit-risk-related contingent clauses that are triggered by credit events. These credit events may include the requirement to provide additional collateral or the immediate settlement of the derivative instruments upon the occurrence of such credit event or default. The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features as of September 30, 2020 and December 31, 2019 (in millions):

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of September 30, 2020	As of December 31, 2019
Net derivative liability positions with credit contingent features	$40.6	$45.6
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$40.6	$45.6

5. Goodwill

Goodwill arises because the purchase price paid for our acquisitions reflects numerous factors, including the strategic fit and expected synergies these acquisitions bring to our existing operations. Goodwill is initially recorded at fair value. We monitor goodwill allocated to each reporting unit for interim impairment indicators and we test at least annually for impairment.
The following table provides the components of and changes in the carrying amount of goodwill for the nine months ended September 30, 2020 (in millions):

	Aviation	Land	Total
Balance as of December 31, 2019	$323.6	$520.1	$843.7
Additions	79.1	—	79.1
Sale of business (Note 3)	(7.0)	(64.6)	(71.6)
Foreign exchange adjustments	0.9	(3.8)	(2.9)
Balance as of September 30, 2020	$396.5	$451.7	$848.2

6. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30,	December 31,
	2020	2019
Credit Facility	$—	$55.0
Term Loans	506.4	515.6
Finance Leases	17.7	18.7
Other	2.6	39.5
Total debt	526.6	628.8
Current maturities of long-term debt	19.6	54.1
Long-term debt	$506.9	$574.7

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income	$0.7	$1.6	$2.3	$4.3
Interest expense and other financing costs	(9.4)	(21.2)	(36.3)	(63.3)
	$(8.7)	$(19.5)	$(34.1)	$(59.1)
t

7. Fair Value Measurements

The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $526.6 million and $628.8 million as of September 30, 2020 and December 31, 2019, respectively, and our notes receivable of $46.7 million and $21.0 million as of September 30, 2020 and December 31, 2019, respectively, were categorized as Level 2.

The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in millions):

	Fair Value Measurements as of September 30, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$270.3	$159.3	$14.2	$443.8
Foreign currency contracts	—	1.6	—	1.6
Cash surrender value of life insurance	—	10.8	—	10.8
Total assets at fair value	$270.3	$171.8	$14.2	$456.3

Liabilities:
Commodities contracts	$264.3	$114.8	$6.4	$385.5
Foreign currency contracts	—	10.4	—	10.4
Interest rate contract	—	4.7	—	4.7
Total liabilities at fair value	$264.3	$130.0	$6.4	$400.7

	Fair Value Measurements as of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$148.3	$100.0	$10.7	$259.0
Foreign currency contracts	—	2.0	—	2.0
Cash surrender value of life insurance	—	9.4	—	9.4
Total assets at fair value	$148.3	$111.4	$10.7	$270.4

Liabilities:
Commodities contracts	$177.6	$69.3	$8.1	$255.0
Foreign currency contracts	—	11.6	—	11.6
Total liabilities at fair value	$177.6	$80.9	$8.1	$266.6

The fair values of our commodity contracts measured using Level 3 inputs were not material at September 30, 2020 and December 31, 2019, respectively.

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

The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of September 30, 2020
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$443.8	$324.3	$119.5	$1.8	$—	$117.8
Interest rate contract	—	—	—	—	—	—
Foreign currency contracts	1.6	1.6	—	—	—	—
Total assets at fair value	$445.5	$325.9	$119.5	$1.8	$—	$117.8

Liabilities:
Commodities contracts	$385.5	$324.3	$61.3	$—	$—	$61.3
Interest rate contract	4.7	—	4.7	—	—	4.7
Foreign currency contracts	10.4	1.6	8.8	—	—	8.8
Total liabilities at fair value	$400.7	$325.9	$74.8	$—	$—	$74.8

	Fair Value as of December 31, 2019
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$259.0	$130.0	$129.0	$—	$—	$129.0
Foreign currency contracts	2.0	1.0	1.0	—	—	1.0
Total assets at fair value	$261.1	$131.1	$130.0	$—	$—	$130.0

Liabilities:
Commodities contracts	$255.0	$130.0	$125.0	$29.3	$—	$95.7
Foreign currency contracts	11.6	1.0	10.5	—	—	10.5
Total liabilities at fair value	$266.6	$131.1	$135.5	$29.3	$—	$106.3

At September 30, 2020 and December 31, 2019, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right of offset.
    Concentration of Credit Risk

Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2020, one of our counterparties, with an exposure amount of $10.3 million, represented over 10% of our credit exposure to OTC derivative counterparties.

8. Income Taxes

Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Income tax provision	$25.4	$21.5	$49.0	$55.5

Effective income tax rate	24%	30%	30%	31%

    Our provision for income taxes for the three months ended September 30, 2020, was $25.4 million, resulting in an effective income tax rate of 24%. The provision includes a discrete tax expense of $16.1 million for the tax on the gain on the sale of MSTS and a net discrete tax expense of $2.7 million related to tax reserve provisions and adjustments resulting from tax return filings in several worldwide jurisdictions. For the three months ended September 30, 2019, our provision for income taxes was $21.5 million resulting in an effective tax rate of 30%, which included a net discrete income tax benefit of $1.3 million for the period.

Our provision for income taxes for the nine months ended September 30, 2020, was $49.0 million, resulting in an effective income tax rate of 30%. The provision includes a discrete tax expense of $16.1 million for the tax on the gain on the sale of MSTS and a net discrete expense of $7.1 million related primarily to adjustments resulting from tax return filings in several worldwide jurisdictions. For the nine months ended September 30, 2019, our provision for income taxes was $55.5 million resulting in an effective tax rate of 31%, which included a net discrete income tax benefit of $3.3 million for the period.

Our income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses, decreased foreign income taxes by $0.0 million and $2.0 million for the three months ended September 30, 2020 and 2019, respectively. The impact of the income tax concession on basic earnings per common share was $0.00 and $0.03 for the three months ended September 30, 2020 and 2019, respectively and $0.00 and $0.03 on a diluted earnings per common share basis, respectively.

Our income tax concession decreased foreign income taxes by $1.5 million and $3.5 million for the nine months ended September 30, 2020 and 2019, respectively. The impact of the income tax concession on basic earnings per common share was $0.02 and $0.05 for the nine months ended September 30, 2020 and 2019, respectively and $0.02 and $0.05 on a diluted earnings per common share basis, respectively.

Our provision for income taxes for the three and nine months ended September 30, 2020 and 2019 was calculated based on the estimated annual effective income tax rate for the 2020 and 2019 fiscal years. The actual effective income tax rate for the 2020 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned, as well as the finalization of the sales price allocation to the respective assets and entities related to the MSTS sale.

We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 to 2015 tax years, South Korea for the 2011 to 2014 tax years, and the U.S. for the 2017 to 2018 tax years. In 2018, one of our subsidiaries in Denmark received an audit inquiry from the Danish tax authorities regarding transfer pricing and other related matters for the tax years 2013 to 2015. In the second quarter 2019, it received a proposed tax adjustment of approximately $1.8 million (DKK 11.2 million) related to the 2013 tax year and on April 30, 2020, it received a proposed tax adjustment of approximately $1.4 million (DKK 8.6 million) related to the 2014 tax year. We have responded to the proposed income adjustments and other information requests from the Danish tax authorities and are engaged in ongoing discussions with them regarding those responses and information. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $9.7 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. On March 11, 2020, the U.S. Internal Revenue Service began the audit of our 2017 and 2018 tax years, and we continue to respond to their information requests.

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

The following table presents our revenues from contracts with customers disaggregated by major geographic areas we conduct business in for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Aviation	$82.6	$327.0	$440.5	$1,032.2
Land	4.1	3.8	9.7	12.7
Marine	524.0	747.0	1,889.7	2,175.4
Asia Pacific	610.8	1,077.8	2,339.9	3,220.4

Aviation	346.1	1,155.3	1,142.8	2,883.2
Land	385.0	580.9	1,317.1	1,791.1
Marine	365.0	655.7	1,261.2	2,046.7
EMEA	1,096.1	2,391.8	3,721.1	6,721.1

Aviation	155.5	579.4	812.2	1,739.7
Land	112.9	153.3	319.7	441.8
Marine	86.1	136.5	402.5	471.3
LATAM	354.5	869.2	1,534.4	2,652.8

Aviation	910.3	2,689.7	3,517.4	8,166.3
Land	1,143.5	1,787.3	3,277.8	5,306.3
Marine	206.6	397.4	683.0	1,079.8
North America	2,260.5	4,874.5	7,478.1	14,552.4

Other revenues (excluded from ASC 606) (1)	160.8	109.4	582.8	314.2

	$4,482.7	$9,322.7	$15,656.2	$27,460.9
    (1) Includes revenue from leases and other transactions that we account for under separate guidance.

The nature of the receivables related to revenue from contracts with customers and Other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of September 30, 2020 and December 31, 2019, the contract assets and contract liabilities recognized by the Company were not material.

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

In our land segment, we offer fuel, lubricants, power and natural gas solutions through World Kinect Energy Services, our global energy management brand, our energy management services platform, and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

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

Information concerning our revenue, gross profit and income from operations by reportable segment is as follows for the three and nine months ended September 30, 2020 and 2019 (in millions):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Revenue:	2020	2019	2020	2019
Aviation segment	$1,596.2	$4,743.0	$6,381.0	$13,780.8
Land segment	1,645.2	2,555.8	4,948.8	7,712.4
Marine segment	1,241.2	2,023.9	4,326.4	5,967.7
	$4,482.7	$9,322.7	$15,656.2	$27,460.9

Gross profit:
Aviation segment	$97.6	$156.9	$282.6	$411.7
Land segment	84.3	95.4	275.4	288.6
Marine segment	32.0	53.4	128.6	125.0
	$214.0	$305.7	$686.6	$825.3

Income from operations:
Aviation segment	$29.2	$86.3	$67.3	$215.4
Land segment	18.8	13.4	54.1	46.2
Marine segment	8.2	20.6	55.4	44.2
	56.2	120.3	176.8	305.9
Corporate overhead - unallocated	(17.4)	(26.7)	(55.3)	(66.7)
	$38.8	$93.6	$121.5	$239.2

Information concerning our accounts receivable, net and total assets by segment is as follows as of September 30, 2020 and December 31, 2019 (in millions):

	As of
	September 30,	December 31
	2020	2019
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $37.3 and $14.6 as of September 30, 2020 and December 31, 2019, respectively	$438.0	$1,098.2
Land segment, net of allowance for credit losses of $5.3 and $2.8 as of September 30, 2020 and December 31, 2019, respectively	406.9	863.2
Marine segment, net of allowance for credit losses of $6.0 and $18.0 as of September 30, 2020 and December 31, 2019, respectively	399.2	930.5
	$1,244.1	$2,891.9
Total assets:
Aviation segment	$1,670.4	$2,416.5
Land segment	1,476.0	2,089.4
Marine segment	660.2	1,189.7
Corporate	585.6	296.8
	$4,392.3	$5,992.4

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

11. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net income attributable to World Fuel	$82.0	$48.2	$113.1	$122.4
Denominator:
Weighted average common shares for basic earnings per common share	63.4	65.3	63.9	66.4
Effect of dilutive securities	0.2	0.4	0.3	0.3
Weighted average common shares for diluted earnings per common share	63.6	65.7	64.1	66.7

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	3.3	0.7	2.9	1.3

Basic earnings per common share	$1.29	$0.74	$1.77	$1.84

Diluted earnings per common share	$1.29	$0.73	$1.76	$1.84
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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $9.7 million (KRW 11.3 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.3 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $8.7 million (BRL 49.1 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters

    We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2020, we had recorded certain reserves that were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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

13. Restructuring

As a result of the ongoing review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, we implemented a restructuring initiative focused on streamlining our operations and sharpening the deployment and allocation of resources.  While we took several actions during the nine months ended September 30, 2020, we continue to evaluate and define the overall restructuring plan as the full impact of COVID-19 on our business and our customers is unknown.

During the nine months ended September 30, 2020, we incurred $7.7 million in restructuring costs, comprised principally of certain severance costs included in Restructuring charges in our Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of September 30, 2020 are included in Accrued expenses and other current liabilities on our Consolidated Balance Sheet.
The following table provides a summary of our restructuring activities during the nine months ended September 30, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued balance as of December 31, 2019	$0.5	$7.5	$1.3	$0.2	$9.5
Severance costs	2.1	3.1	1.3	1.2	7.7
Payments	(1.4)	(6.2)	(1.8)	(1.0)	(10.3)
Accrued charges as of September 30, 2020	$1.2	$4.4	$0.9	$0.4	$6.9
During the second quarter of 2020, we implemented a cost reduction initiative to rationalize our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. These asset groups, consisting mainly of right-of-use assets and leasehold improvements, were tested for impairment. We concluded that the carrying amounts of these asset groups were not recoverable and the fair value determined was concluded to be nominal based on a discounted cash flow model. As a result, an $18.6 million impairment charge was recorded during the second quarter of 2020 and included within Asset impairments on our Consolidated Statements of Income and Comprehensive Income.

The following table provides a summary of this impairment by reportable business segment for the nine months ended September 30, 2020 (in millions):

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
•sudden changes in the market price of fuel or extremely high or low fuel prices that continue for an extended period of time;
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

Business Overview

We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, as well as sustainability products and services across the energy product spectrum. We also offer payment management solutions, principally in the aviation industry. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable energy solutions.

COVID-19

Beginning in the first quarter of 2020 and through the date of this filing, the aviation, marine and land transportation industries, along with global economic conditions generally, have been significantly impacted by the COVID-19 pandemic. A large number of our customers in these industries have experienced a substantial decline in business activity, especially commercial airlines and cruise lines, which have been particularly impacted by ongoing travel restrictions. Customers in our marine and land segments have also been adversely affected by these restrictions and the reduction in operations of various businesses in affected regions. In response to these developments, we took swift action to ensure the safety of our employees and other stakeholders and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition in the beginning of 2020, we experienced a sharp decline in demand and related sales during the second quarter, as large sectors of the global economy were adversely impacted by the crisis. Demand showed some moderate improvement during the third quarter of 2020, however, our results remained well below pre-pandemic levels as described in greater detail below. Since the level of activity in our business and that of our customers has historically been driven by the level of economic activity globally, we generally expect these negative impacts to continue through the balance of the year and into 2021 as the periodic increases in COVID-19 cases have caused delays in the full reopening of various economies around the world.
Aviation Segment

Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the impact of expanding our aviation fueling operations footprint into additional international airport locations. However, as a result of COVID-19, the overall aviation market, principally commercial passenger airlines, has been significantly impacted by global travel restrictions and a sharp decrease in demand for air travel. Accordingly, during the second and third quarter of 2020, we experienced a material volume decline in our commercial aviation business as compared to 2019 and, to a somewhat lesser extent, a significant reduction in our business and general aviation activities. Our results of operations in these lines of business for the balance of 2020 and into 2021 will be highly contingent on the timing and extent to which international border and quarantine restrictions are lifted and the global economy begins to recover from the effects of the current crisis.

Furthermore, our aviation segment has benefited from significant sales to NATO in Afghanistan, which accounts for a material portion of our aviation segment's profitability. The current contract for these sales to NATO has been renewed through December 2021, with an additional one-year renewal option remaining at NATO's discretion. The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, the U.S. government has announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan. In connection therewith, in the early part of 2020, the U.S. entered into an agreement with the Taliban where it agreed to reduce the level of troops and negotiate a full withdrawal by 2021, subject to various conditions including a peace agreement being reached between the government of Afghanistan and the Taliban. The U.S. government has since moved forward with a significant reduction in the level of troops. While the exact timing and full impact of the troop withdrawal remains uncertain, we have experienced a material decline in demand since the end of the first quarter of 2020 and expect to continue to experience further reductions in demand over the balance of the year and into 2021.

Land Segment

Our land segment primarily consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through our World Kinect Energy Services, our global energy management brand. Due to the diverse portfolio of customers, businesses and activities within our land segment, the COVID-19 related impacts are more difficult to predict. For example, during the second quarter of 2020, our operating results in our land segment benefited from improvements in the U.K. However, this increase was largely offset by a decline in profitability in North America, primarily due to a material decrease in sales to retail, commercial and industrial customers in connection with the continued negative impacts of the pandemic, particularly throughout much of the U.S. The extent of any improvements in these activities will continue to be dependent on the timing and extent to which quarantine restrictions are lifted and local business activities fully reopen. Furthermore, for the same reasons as those described in the aviation segment, we have experienced a material decline in demand since the end of the first quarter of 2020 and expect to continue to experience further reductions in demand over the balance of the year and into 2021.

Marine Segment

Our marine segment has posted strong quarterly comparative results in recent periods despite challenging conditions within the global shipping and offshore exploration markets. Overall, throughout 2019 and into early 2020, higher average fuel prices, combined with our focus on reshaping our portfolio and cost management, improved profitability. In addition, the implementation of the International Maritime Organization's mandatory low sulfur regulations that took effect on January 1, 2020 ("IMO 2020") resulted in certain supply imbalances and price volatility in late 2019 and through much of the first quarter of 2020 that positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and throughout the second and third quarters of 2020, we have experienced a decline in volume and profitability due to the impact of the COVID-19 pandemic coupled with the significant decline in fuel prices. We expect our marine segment’s volume and profitability to continue to be impacted by the pandemic for the balance of the year and into 2021, particularly with respect to weakened demand from cruise lines and certain other sectors of the shipping industry, as well as lower fuel prices.

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
In our aviation and land segments, we primarily purchase and resell fuel and other products. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and related services. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined mostly by the volume and unit margin achieved on fuel resales. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential bad debt.
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

Results of Operations
Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue. Our revenue for the third quarter of 2020 was $4.5 billion, a decrease of $4.8 billion, or 52%, as compared to the third quarter of 2019. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$1,596.2	$4,743.0	$(3,146.8)
Land segment	1,645.2	2,555.8	(910.6)
Marine segment	1,241.2	2,023.9	(782.6)
	$4,482.7	$9,322.7	$(4,840.0)
Revenues in our aviation segment were $1.6 billion for the third quarter of 2020, a decrease of $3.1 billion, or 66% as compared to the third quarter of 2019. Lower average jet fuel prices drove much of the decrease in aviation revenue in the third quarter of 2020, where the average price per gallon sold was $1.28, as compared to $2.05 in the third quarter of 2019. Additionally, total aviation volumes for the third quarter of 2020 decreased by 1.2 billion or 53% to 1.0 billion gallons as compared to the prior-year period. The volume reduction resulted from the significant decline in activity in our commercial aviation business due to the impact of the COVID-19 pandemic on air travel.

Revenues in our land segment were $1.6 billion for the third quarter of 2020, a decrease of $910.6 million, or 36%, as compared to the third quarter of 2019. The decrease in revenue was due to lower average fuel prices in the third quarter of 2020 compared to 2019, where the average price per gallon or gallon equivalent sold was $1.31 and $1.88, respectively. Volumes in our land segment for the third quarter of 2020 decreased by 109.1 million or 8.1% to 1.2 billion gallons due to the continued effects of the pandemic on commuting and other related activities.

Revenues in our marine segment were $1.2 billion for the third quarter of 2020, a decrease of $782.6 million, or 39%, as compared to the third quarter of 2019.  The decrease in revenues was mainly attributable to a 22% decrease in the average price per metric ton of bunker fuel sold to $284.7 in the third quarter of 2020 compared to $366.7 in the third quarter of 2019. Volumes in our marine segment declined by 1.2 million metric tons, or 21% to 4.4 million metric tons in the third quarter of 2020, as compared to 2019. The volume decline was a result of the effects of COVID-19 on demand, combined with a continuing effort to exit activities that generate a low economic return, particularly in light of the elevated credit risk environment in the wake of the pandemic.

Gross Profit. Our gross profit for the third quarter of 2020 was $214.0 million, a decrease of $91.7 million, or 30%, compared to the third quarter of 2019.
Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$97.6	$156.9	$(59.3)
Land segment	84.3	95.4	(11.0)
Marine segment	32.0	53.4	(21.3)
	$214.0	$305.7	$(91.7)

Our aviation segment gross profit for the third quarter of 2020 was $97.6 million, a decrease of $59.3 million, or 38%, as compared to the third quarter of 2019. The decrease in aviation gross profit was primarily due to a 53% decline in volume as a consequence of the depressed demand for air travel due to the COVID-19 pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of U.S. troops.

Our land segment gross profit for the third quarter of 2020 was $84.3 million, a decrease of $11.0 million, or 12%, as compared to the third quarter of 2019. The decrease in land segment gross profit was primarily attributable to lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America and a reduction in our government-related activity in Afghanistan.

Our marine segment gross profit for the third quarter of 2020 was $32.0 million, a decrease of $21.3 million, or 40%, compared to the third quarter of 2019. The gross profit decrease was attributable to lower volume and profitability due to a decline in demand as a consequence of the pandemic and lower average fuel prices.

Operating Expenses. Total operating expenses for the third quarter of 2020 were $175.2 million, a decrease of $36.9 million, or 17% compared to the third quarter of 2019. Lower employee compensation and benefits costs, including lower incentive bonuses, accounted for the majority of the reduction in total operating expenses. Furthermore, as a consequence of our cost-reduction initiatives, we materially reduced certain general and administrative expenses during the third quarter of 2020. However, the cost reductions in general and administrative expenses were mostly offset by a higher bad debt expense, principally due to the pandemic's effects on our accounts receivable.
The following table sets forth our expense categories (in millions):

	For the Three Months Ended
	September 30,
	2020	2019	$ Change
Compensation and employee benefits	$91.4	$126.7	$(35.2)
General and administrative	80.9	82.8	(1.9)
Restructuring charges	2.9	2.6	0.3
	$175.2	$212.0	$(36.9)
Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$29.2	$86.3	$(57.2)
Land segment	18.8	13.4	5.4
Marine segment	8.2	20.6	(12.4)
	56.2	120.3	(64.2)
Corporate overhead - unallocated	(17.4)	(26.7)	9.3
	$38.8	$93.6	$(54.8)
Our income from operations for the third quarter of 2020 was $38.8 million, a decrease of $54.8 million, or 59%, as compared to the third quarter of 2019. Results in our aviation segment primarily drove the decrease in operating income.

Income from operations in our aviation segment for the third quarter of 2020 was $29.2 million, a decrease of $57.2 million, or 66% as compared to the third quarter of 2019. Our aviation segment was impacted by lower volumes and the correspondingly reduced profit contribution as a consequence of the significant decline in air travel due to the COVID-19 pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of U.S. troops. Aviation segment operating income was also reduced by increased expenses resulting from a higher bad debt expense principally due to the effects of the pandemic on the aviation industry.

In our land segment, income from operations for the third quarter of 2020 was $18.8 million, an increase of $5.4 million, or 40% compared to the third quarter of 2019. The increase in our land segment operating profit was primarily attributable to lower compensation costs and a reduction in general and administrative expenses resulting from our cost reduction initiatives. The improvements in compensation costs and general and administrative expenses were partially offset by lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America and our government-related activities in Afghanistan.

Our marine segment income from operations for the third quarter of 2020 was $8.2 million, a decrease of $12.4 million, or 60% as compared to the third quarter of 2019. The decrease in operating income was primarily attributable to lower volume and profitability due to a decline in both demand and average fuel prices as a consequence of the effects of the pandemic. The negative impact of the lower gross profit contribution was partially offset by lower compensation costs.

Corporate overhead costs not charged to the business segments for the third quarter of 2020 were $17.4 million, a decrease of $9.3 million, or 34.9%, as compared to the third quarter of 2019, primarily attributable to a decrease in compensation costs and general and administrative expenses.

Non-Operating Income (Expense), net. For the third quarter of 2020, we had non-operating income of $69.0 million compared to a non-operating expense of $22.8 million in the third quarter of 2019. The positive variance was principally driven by a gain on the sale of our Multi Service payment solutions business of $80.0 million as well as a reduction in interest expense, and lower fees associated with our receivable purchase programs.

Income Taxes. For the third quarter of 2020, our income tax provision was $25.4 million and our effective income tax rate was 24%, as compared to an income tax provision of $21.5 million and an effective income tax rate of 30% for the third quarter of 2019. The higher tax provision was primarily a result of the net tax expense associated with the sale of the Multi Service payment solutions business and an increase in other discrete tax items offset by a lower net tax provision related to the reduced worldwide income and its jurisdictional mix. See Note 8. Income Taxes within this 10-Q Report for additional information.

Net Income Attributable to Noncontrolling Interest. For the third quarter of 2020, net income attributable to noncontrolling interest was $0.5 million compared to net income of $1.2 million for the third quarter of 2019.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the third quarter of 2020, we had net income attributable to World Fuel of $82.0 million and diluted income per common share of $1.29 as compared to net income attributable to World Fuel of $48.2 million and diluted earnings per common share of $0.73 for the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue. Our revenue for the first nine months of 2020 was $15.7 billion, a decrease of $11.8 billion, or 43%, as compared to the first nine months of 2019. Our revenue during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$6,381.0	$13,780.8	$(7,399.8)
Land segment	4,948.8	7,712.4	(2,763.6)
Marine segment	4,326.4	5,967.7	(1,641.3)
	$15,656.2	$27,460.9	$(11,804.7)

Revenues in our aviation segment were $6.4 billion for the first nine months of 2020, a decrease of $7.4 billion, or 54%, as compared to the first nine months of 2019. Lower average jet fuel prices, combined with a significant volume decline associated with the COVID-19 pandemic, drove the decrease in aviation revenue in the first nine months of 2020. Specifically, the average price per gallon sold during the first nine months of 2020 was $1.50, as compared to $2.07 for the comparable period in 2019. Total volumes for the first nine months of 2020 were 3.6 billion gallons, a decrease of 44%, as compared to the comparable prior-year period. The decline in volumes was attributable to a significant decrease in activity in our commercial aviation business due to the impact of the COVID-19 pandemic on air travel.

Revenues in our land segment were $4.9 billion for the first nine months of 2020, a decrease of $2.8 billion, or 36%, compared to the first nine months of 2019. The overall decrease in revenue was influenced by a lower average fuel price per gallon sold in the first nine months of 2020, where the average price per gallon or gallon equivalent sold was $1.29 compared to $1.90 in the first nine months of 2019. Volumes in our land segment declined to 3.8 billion, a 6% decrease in the first nine months of 2020 compared to the first nine months of 2019.

Revenues in our marine segment were $4.3 billion for the first nine months of 2020, a decrease of $1.6 billion, or 28%, as compared to the first nine months of 2019. The decrease in revenues was primarily attributable to a decrease in the average price per metric ton of bunker fuel sold from $377.0 in the first nine months of 2019 to $326.4 in 2020. Revenues also fell due to a 16% volume decrease, from 15.8 to 13.3 million metric tons in the first nine months of 2019 compared to 2020. The volume decline resulted from the effects of the pandemic on demand, combined with a continuing effort to exit activities that generate a low economic return, particularly in light of the elevated credit risk environment in the wake of the pandemic.

Gross Profit. Our gross profit for the first nine months of 2020 was $686.6 million, a decrease of $138.7 million, or 17%, as compared to the first nine months of 2019.

Our gross profit during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$282.6	$411.7	$(129.1)
Land segment	275.4	288.6	(13.2)
Marine segment	128.6	125.0	3.6
	$686.6	$825.3	$(138.7)

Our aviation segment gross profit for the first nine months of 2020 was $282.6 million, a decrease of $129.1 million, or 31%, as compared to the first nine months of 2019. The decrease in aviation gross profit was primarily due to a 44% decline in volume as a consequence of the significant decline in passenger air travel due to the pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of U.S. troops. Partially offsetting the volume-related impact on gross profit during the first nine months of 2020 were certain situation-specific activities arising from the pandemic, such as repatriation flights and the repositioning of aircraft, as well as physical supply gains associated with the historic volatility in jet fuel prices during the period.

Our land segment gross profit for the first nine months of 2020 was $275.4 million, a decrease of $13.2 million, or 5%, as compared to the first nine months of 2019. The decrease in land segment gross profit is primarily attributable to a decline in profitability in our retail, commercial and industrial activities in North America due to lower volumes as a result of the pandemic, as well as a decrease in our government-related activities in Afghanistan. These decreases were partly offset by higher profitability in the U.K. and growth in World Kinect Energy Services, our global energy management brand.

Our marine segment gross profit for the first nine months of 2020 was $128.6 million, an increase of $3.6 million, or 3%, as compared to the first nine months of 2019. The gross profit increase was largely attributable to improved performance in our core resale business in the first quarter 2020 resulting from the shift to very low-sulfur fuel oil mandated by the IMO 2020 regulations that took effect on January 1, 2020.

Operating Expenses. Total operating expenses for the first nine months of 2020 were $565.1 million, a decrease of $21.0 million, or 4%, compared to the first nine months of 2019. Lower employee compensation and benefits costs, including lower incentive bonuses, accounted for the majority of the reduction in total operating expenses for the first nine months of 2020 as compared to the first nine months of 2019. Furthermore, as part of our cost-reduction initiatives, we materially reduced certain general and administrative expenses during the first nine months of 2020, which were offset by a higher provision for bad debt, principally due to the effects of the pandemic on our accounts receivable. Total operating expenses were also impacted by an impairment charge of $18.6 million during the second quarter of 2020 associated with our decision to rationalize our global office footprint.

The following table sets forth our expense categories (in millions):

	For the Nine Months Ended
	September 30,
	2020	2019	$ Change
Compensation and employee benefits	$289.8	$347.0	$(57.2)
General and administrative	249.1	$232.9	16.2
Asset impairments	18.6	—	18.6
Restructuring charges	7.7	6.3	1.4
	$565.1	$586.2	$(21.0)

Income from Operations.  Income from operations during these periods was attributable to the following segments (in millions):

	For the Nine Months Ended
	September 30,
	2020	2019	$ Change
Aviation segment	$67.3	$215.4	$(148.2)
Land segment	54.1	46.2	7.9
Marine Segment	55.4	44.2	11.2
	176.8	305.9	(129.1)
Corporate overhead - unallocated	(55.3)	(66.7)	11.3
	$121.5	$239.2	$(117.7)

Our income from operations for the first nine months of 2020 was $121.5 million, a decrease of $117.7 million, or 49%, as compared to the first nine months of 2019.  The decrease was primarily attributable to our aviation segment.

Our aviation segment income from operations for the first nine months of 2020 was $67.3 million, a decrease of $148.2 million, as compared to the first nine months of 2019. Aviation operating income for the first nine months of 2020 was principally impacted by lower volumes and the correspondingly reduced profit contribution as a consequence of the significant decline in air travel due to the COVID-19 pandemic, as well as a reduction in government-related activity in Afghanistan. Aviation segment operating income also decreased during the first nine months of 2020 as compared to 2019 due to increased expenses resulting from a materially higher bad debt expense because of the impact of the pandemic on the aviation industry, as well as the global office footprint rationalization impairment charge.

Our land segment income from operations for the first nine months of 2020 was $54.1 million, an increase of $7.9 million, as compared to the first nine months of 2019. Within our land segment, we experienced higher profitability primarily attributable to improved performance in the U.K. together with growth in our World Kinect Energy Services, our global energy management brand, offset by lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America, as well as a decrease in our government-related activities in Afghanistan. Land segment operating income also benefited from a reduction in compensation costs and general and administrative expenses, partly offset by the global office footprint rationalization impairment charge.

Our marine segment income from operations for the first nine months of 2020 was $55.4 million, an increase of $11.2 million, compared to 2019. The increase in marine segment operating income was partly related to higher profitability in our core resale business, principally driven by higher fuel prices during the first two months of 2020 resulting from the shift to very low sulfur fuel oil, as mandated by the IMO 2020 regulations that took effect on January 1, 2020. Lower compensation expense also contributed to the increase in income from operations during the first nine months of 2020 as compared to 2019. The increase in profitability was partially offset by the global office footprint rationalization impairment charge, as well as a higher provision for bad debt as compared to 2019.

Corporate overhead costs not charged to the business segments for the first nine months of 2020 were $55.3 million, a decrease of $11.3 million, or 17%, as compared to the first nine months of 2019, primarily attributable to a reduction in compensation costs.

Non-Operating Income (Expenses), net. For the first nine months of 2020, we had non-operating income of $41.0 million, compared to a non-operating expense of $59.4 million the first nine months of 2019. The positive variance was principally driven by a gain on the sale of our Multi Service payment solutions business of $80.0 million as well as a reduction in interest expense, and lower fees associated with our receivable purchase programs

Income Taxes.  For the first nine months of 2020, our income tax provision was $49.0 million and our effective income tax rate was 30%, as compared to an income tax provision of $55.5 million and an effective income tax rate of 31% for the first nine months of 2019. The lower tax provision was principally a result of our reduced worldwide income and its jurisdictional mix offset by the net impact of the sale of the Multi Service payment solutions business and an increase in other discrete tax items. See Note 8. Income Taxes within this 10-Q Report for additional information.

Net Income Attributable to Noncontrolling Interest.  For the first nine months of 2020, net income attributable to noncontrolling interest was $0.2 million, compared to net income of $1.9 million for the first nine months of 2019.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share.  For the first nine months of 2020, we had a net income of $113.1 million and diluted earnings per common share of $1.76 as compared to net income of $122.4 million and diluted earnings per common share of $1.84 for the first nine months of 2019.

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

As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results for the balance of 2020 and into 2021, which could have a negative impact on our liquidity in the future. However, based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2020 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Cash Flows

The following table reflects the major categories of cash flows for the nine months ended September 30, 2020 and 2019 (in millions). For additional details, please see the Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended
	September 30,
	2020	2019
Net cash provided by (used in) operating activities	$490.6	$168.7
Net cash provided by (used in) investing activities	86.9	(55.1)
Net cash provided by (used in) financing activities	(188.8)	(103.1)

Operating Activities. For the first nine months of 2020, net cash provided by operating activities was $490.6 million as compared to $168.7 million provided during the first nine months of 2019.  The $321.9 million change in operating cash flows was principally due to favorable year-over-year changes in working capital, excluding cash, of $292.4 million and an increase of $86.3 million attributable to certain other long term assets and liabilities, offset by a $45.9 million adjustments for noncash items principally associated with higher provision for bad debt, offset by the gain on sale of a business and changes in deferred taxes. The changes in working capital, excluding cash, reflect a $1.6 billion net decrease in accounts receivable, inventories, and short-term derivatives, offset by a $1.3 billion net decrease in accounts payable, customer deposits and accrued expenses and other current liabilities.

Investing Activities. For the first nine months of 2020, net cash provided by investing activities was $86.9 million as compared to net cash used of $55.1 million in the first nine months of 2019. The $141.9 million increase in cash flows was primarily due to net cash proceeds of $268.4 million received from the sale of our Multi Service payment solutions business. The net cash proceeds from the sale of business was partially offset by $128.6 million in cash paid to acquire our UVair fuel business.

Financing Activities. For the first nine months of 2020, net cash used in financing activities was $188.8 million compared to net cash used of $103.1 million for the first nine months of 2019. The $85.7 million change was principally due to $91.8 million in net repayments of debt under our credit facility, offset by a $9.8 million decrease in common stock repurchases.

Other Liquidity Measures

Cash and Cash Equivalents. As of September 30, 2020 and December 31, 2019, we had cash and cash equivalents of $572.7 million and $186.1 million, respectively.
Credit Facility and Term Loans. We had $506.4 million and $515.6 million in Term Loans outstanding as of September 30, 2020 and December 31, 2019, respectively. Our Credit Agreement, as amended through September 30, 2020, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures July 2024.
We had no outstanding borrowings under our Credit Facility as of September 30, 2020. At December 31, 2019, we had outstanding borrowings of $55.0 million. Our issued letters of credit under the Credit Facility totaled $3.4 million and $4.3 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, the unused portion of our Credit Facility was $1.3 billion and $1.2 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
    Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material, adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2020, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2020 and December 31, 2019, our outstanding letters of credit and bank guarantees under these credit lines totaled $312.2 million and $375.2 million, respectively.

We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. During the three months ended September 30, 2020 we amended our RPA with Citibank N.A. to among other things, extend the renewal option term of the RPA through 2024. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. Under the RPAs, accounts receivable sold, which remained outstanding at September 30, 2020 and December 31, 2019 were $166.7 million and $405.9 million, respectively. The reduction in accounts receivable sold and outstanding at September 30, 2020 was driven primarily by lower fuel prices and the decline in activity in our commercial aviation and marine businesses due to the impact of the pandemic on airlines and cruise lines.

Short-Term Debt. As of September 30, 2020, our short-term debt of $19.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings and finance lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2019 to September 30, 2020.  For a discussion of these matters, refer to Item 7. Contractual Obligations and Off-Balance Sheet Arrangements of our 2019 10-K Report.

Contractual Obligations

Derivative Obligations. As of September 30, 2020, our net derivative obligations were $81.0 million, principally due within one year.

Purchase Commitment Obligations. As of September 30, 2020, fixed purchase commitments under our derivative programs amounted to $73.7 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and are renewed as needed. As of September 30, 2020, we had issued letters of credit and bank guarantees totaling $315.6 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.

Critical Accounting Estimates

The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies used are disclosed in Note 1 to the Consolidated Financial Statements in our 2019 10-K report.

We make estimates and assumptions that affect the reported amounts on our financial statements and accompanying notes as of the date of the financial statements.

Impairment Assessments of Long-Lived Assets, Intangible Assets, Goodwill and Equity Method Investments. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, the recoverability of the carrying value of our goodwill, intangible assets, other long-lived assets and equity investments. Judgment is involved in performing these estimates since the results are based on forecasted assumptions. As of September 30, 2020, the assumptions used were defined in the context of current and future potential impacts of COVID-19 on our business and other business factors such as the reduction in our government-related activity in Afghanistan. Management also considered the decline in the company's market capitalization since the beginning of the pandemic, and evaluated the potential impact that this decline may have had on the estimated fair value of our reporting units. Based on the available information, as of September 30, 2020, we concluded that no impairments of long-lived assets, intangibles and equity method investments should be recognized and that it was not more likely than not that the fair value of our land and aviation reporting units was less than its carrying value. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the ultimate magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact of the pandemic and the reduction in business are more severe or longer in duration than we have assumed, such impact could potentially result in impairments.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation and Significant Accounting Policies accompanying the Consolidated Financial Statements in this 10-Q Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025. The swap agreement effectively locks in the variable interest cash flows we will pay for a portion of our Eurodollar rate loans at 0.55%. The fair value of the interest rate swap contract as of September 30, 2020, was a liability of $4.7 million.

There have been no material changes to our exposures to commodity price or foreign currency risk since December 31, 2019. Please refer to our 2019 10-K Report for a complete discussion of our exposure to these risks.

For information about our derivative instruments at their respective fair value positions as of September 30, 2020, see Note 4. Derivative Instruments accompanying the Consolidated Financial Statements within this 10-Q report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2020.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended September 30, 2020 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2020 - 7/31/2020	—	$—	—	$258,944
8/1/2020 - 8/31/2020	—	—	—	258,944
9/1/2020 - 9/30/2020	—	—	—	258,944
Total	—	$—	—	$258,944
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.

(2)    In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of September 30, 2020, approximately $258.9 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2020	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer