Form 10-K
period 2020-12-31
WORLD FUEL SERVICES CORP
filed 2021-03-01
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	COMMISSION FILE NUMBER	001-09533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code:
	(305)	428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock, $0.01 par value	INT				New York Stock Exchange
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2020, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1,600,695,540.
As of February 19, 2021, the registrant had approximately 63,124,580 shares of outstanding common stock, par value $0.01 per share.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K (“2020 10-K Report”) as “World Fuel,” “we,” “our” and “us.”
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable energy solutions.
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is https://www.wfscorp.com and the investor relations section of our website is located at https://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (“SEC”) as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct (“Code of Conduct”), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2020 10-K Report and are not incorporated by reference in this 2020 10-K Report.
Segments
We operate in three reportable segments consisting of aviation, land and marine. During each of the years presented on the Consolidated Statements of Income and Comprehensive Income, none of our aviation, land or marine customers accounted for more than 10% of any segment or total consolidated revenue. Financial information with respect to our business segments and the geographic areas of our business is provided below and within "Note 13. Business Segments, Geographic Information and Major Customers" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed-based operators, corporate fleets, fractional operators and private aircraft. Our aviation-related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and international trip planning services, including flight plans, weather reports and overflight permits. We also supply products and services to U.S. and foreign government and military customers, such as the North Atlantic Treaty Organization ("NATO") and the U.S. Defense Logistics Agency (collectively, "government customers"). In addition, we offer card payment solutions and related processing services and technology, and we have developed and operate a web-based marketplace platform that facilitates aircraft charter arrangements.
Because fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network consisting of on-airport fueling operations and third-party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in locations worldwide on short notice.
We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or government-controlled prices.
Land Segment
In our land segment, we primarily offer fuel, heating oil, propane, natural gas, lubricants and related products and services to petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. Our land-related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the United Kingdom ("U.K.") and Brazil. We also offer advisory and fulfillment solutions with respect to power, natural gas and other energy products, as well as sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand, with offices in the U.S., Australia and throughout Europe. In addition, we offer transaction management services, which include government payment systems for global fuel procurement, merchant processing services, payment solutions for tolls across Europe and commercial payment programs.
In connection with our fuel marketing activities, we distribute fuel under long-term contracts to branded and unbranded distributors, convenience stores and retail fuel outlets operated by third parties. We also distribute heating oil to residential customers and unbranded fuel to numerous other customers, including commercial and industrial customers, such as manufacturing, mining, agriculture, construction, and oil and gas exploration companies. These transactions may be pursuant to fuel purchase contracts or through spot sales. In certain instances, we serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. We also maintain inventory in certain strategic locations, including pipelines. Our cost of fuel is generally tied to market-based formulas.
Finally, we provide transportation logistics for our product deliveries, including arranging for fuel products to be delivered from storage terminals to the appropriate sites through our own fleet of trucks as well as third-party transportation providers. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as “racks,” which are owned and operated by our suppliers or other third-parties.

Marine Segment
Through our extensive network, we market fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers. We provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control and claims management.
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
The majority of our marine segment activity consists of spot sales. Our cost of fuel is generally tied to spot pricing, market-based formulas, or government-controlled prices. We also contract with third parties to provide various services for our customers, including fueling of vessels in ports and at sea and transportation and delivery of fuel and fuel-related products.

Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range in size and complexity from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. In our fuel distribution activities, we compete with major oil producers that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete within those markets.
Seasonality
Our operating results are subject to seasonal variability. Our seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results of operations may fluctuate from period to period.
Governmental Regulation

Environment

Supplying fuel safely and securely is a top priority. We monitor and manage our operations through processes and procedures designed to avoid and minimize our effects and impacts on the environment. Our business activities are subject to substantial regulation by federal, state, local and international governmental agencies in the countries in which we operate, including those relating to the sale, blending, storage, transportation, delivery and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties and prevent future contamination; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea.

Compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel pipeline or car; fuel storage terminals or underground storage tanks that we own, lease or operate; or the quality of product under our control may require significant capital expenditures and increased operating and maintenance costs, particularly as we continue to expand our physical presence globally. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell.

Finally, the penalties for violations of environmental laws include injunctive relief; administrative, civil or criminal penalties; recovery of damages for injury to air, water or property; and third-party damages. Some environmental laws may also impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. See “Item 1A – Risk Factors,” and “Item 3 – Legal Proceedings.”

Climate Change

Climate change continues to be an area of focus at the local, national and international levels. As a result, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas (“GHG”) emissions. In the U.S., the U.S. Environmental Protection Agency has adopted rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and regulating emissions from major sources of GHGs under the Clean Air Act. In addition, several states and geographic regions in the U.S. have also adopted legislation and regulations to reduce emissions of GHGs, such as the California cap-and-trade program and low carbon fuel standard obligations.

In the E.U., there is a commitment to cut carbon dioxide emissions by at least 40% by 2030 and E.U. member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (‘‘EU ETS’’), which is a trading system across the E.U. for industrial emissions. The EU ETS is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs. In other countries, regulations include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.

Although the ultimate impact of these or other future measures is difficult to accurately predict, additional legislation or regulations could impose significant additional costs on us, our suppliers, our vendors and our customers, or could adversely affect demand for our energy products. The potential increase in our operating costs could include additional costs to operate and maintain our facilities, such as installing new infrastructure or technology to respond to new mandates, or paying taxes related to our GHG emissions, among others. Furthermore, changes in regulatory policies or increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products.

Other Regulations

We are also subject to a variety of other U.S. and foreign laws and regulations, relating to:

•labor and employment;
•workplace and driver safety;
•consumer protection;
•data privacy and protection;
•commodities trading, brokerage, derivatives and advisory services;
•credit and payment card processing and payment services;
•antitrust and competition;
•anti-money laundering, financial services, and funds transmission;
•customs laws regulating the import and export of goods; and
•other regulatory reporting and licensing requirements.

Due to the complex and technical nature of many of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs.

Human Capital Resources
At World Fuel Services, we believe that our people's passion and expertise are what differentiates us and investing in our people is a top priority. Our comprehensive approach to serving our workforce includes our commitment to our employees' growth and development, health and safety, and overall well-being. As of February 19, 2021, we employed approximately 4,300 employees globally who are based in the following regions:

Regions	% of Workforce
U.S. / Canada	45%
Europe, Middle East & Africa	40%
Latin America	10%
Asia / Pacific	5%

Health and Safety

As a global energy supply and logistics company, we are committed to doing the right thing in all that we do and we continually seek to protect the health and safety of our employees, contractors, customers, suppliers and the communities in which we operate. We play a leading role in promoting best practices within the transportation industry and are closely involved in developing, setting, and maintaining health, safety and environment (“HSE”) industry standards. We have also established a set of “Rules to Live By” to help strengthen our existing Integrated Management System and drive appropriate safety behaviors and practices, which specify certain behaviors that we believe are vital to preventing workplace incidents. These zero-tolerance rules are designed to ensure the safety of our employees, contractors, customers, suppliers and communities around the world.

In addition, in response to the COVID-19 pandemic, we implemented our business continuity and emergency response plans in alignment with mandates from local authorities. To ensure the safety of our employees who are continuing to work through the pandemic, we provide instructions and regular updates on how to work safely in the COVID-19 environment. We also provide protective wear and additional training for our employees working in our on-site fueling and trucking operations and have elevated our cleaning protocols for our offices, facilities and equipment. We have also been maximizing remote work throughout our global offices and wherever possible, our employees are collaborating virtually with our customers, suppliers and each other using the information-sharing tools and technology that we have invested in during the last several years.

Diversity and Inclusion

Investing in our employees is a top priority and we continually strive to provide an environment that promotes learning, growth and development to maximize our people's potential. We always seek to attract, develop and retain the most qualified people for all our positions while focusing on embedding diversity inclusion to build a unique blend of cultures, backgrounds, skills and beliefs that mirror the world we live in. We strongly believe our ongoing initiatives in minority, women and veterans hiring contribute to gains in employee retention, growth and development, which invariably lead to improved operating and financial performance. For example, we believe that the contributions of the women at World Fuel Services are instrumental for the success of our global business and therefore, we strive to seize each opportunity to encourage and support women within our organization, as we recognize the importance of empowering women to reduce the gender inequalities in our society. We recently gathered more than 200 of our female colleagues globally as part of an International Women’s Day event to celebrate women’s accomplishments and provided opportunities for development, networking and mentorship. These types of events offer a great platform to facilitate the exchange of experiences among our female colleagues, with the goal of empowering the women of World Fuel Services in their professional and personal lives.

Employee Development and Well-Being

We place a high degree of focus on growth in position and career enhancement paths for our valued employees by providing professional development opportunities and cultivating a diverse talent pool. We offer competitive compensation comprising salaries, incentive bonuses, various forms of equity awards, and comprehensive benefits packages in each of our locations worldwide.

We are committed to supporting the health and well-being of our employees and their families, as we believe that the key to successful business operations is a healthy and competent workforce. We have identified a strong connection between employee well-being and the safety of business operations. Accordingly, we are devoted to supporting employee well-being in all dimensions, which goes beyond their physical well-being and includes support for emotional, financial and social well-being. It is a holistic approach which provides support and resources that empower our employees and their families to embrace a healthy lifestyle and we have launched various programs to build a global culture that promotes and celebrates employee health and well-being in our locations worldwide.

Citizenship

We strongly believe that we can play a positive role in the communities in which we operate. At World Fuel Services, we and all of our employees are dedicated to being a good neighbor and charitable partner in all the local and global communities where we conduct our operations. We are committed to creating a positive impact in our communities, encouraging our employees to support the communities in which they live and in which we operate, and engaging with and supporting charities in all aspects of society.

Some of the charities in which we have participated recently include: Adrienne Arsht Center for the Performing Arts of Miami-Dade County; United Way; Muscular Dystrophy Association (MDA); Jet Blue Swing for Good, which supports youth-oriented charities; Folds of Honor, which provides educational scholarships to spouses and children of America’s fallen and disabled service-members, and many more local and global institutions and organizations.

Forward-Looking Statements
This 2020 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “will likely result,” “plan,” or words or phrases of similar meaning. Specifically, this 2020 10-K Report includes forward-looking statements about (i) the impact of the coronavirus pandemic ("COVID-19") on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) our expectations regarding the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our expectations regarding government-related activity in Afghanistan with the North Atlantic Treaty Organization (NATO) and the impact of the U.S. troop withdrawals, as well as the related profit contribution, (iv) our estimates regarding the expected benefits from our actions to reduce cost and our restructuring initiatives, including the rationalization of our global office footprint, (v) our expectations regarding our working capital, liquidity, capital expenditure requirements, (vi) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vii) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (viii) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
These forward-looking statements are estimates and projections reflecting our best judgment and involve risks, uncertainties or other factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control. Although we believe the estimates and projections reflected in the forward-looking statements are reasonable, our expectations may prove to be incorrect. Our actual results may differ materially from the future results, performance or achievements expressed or implied by the forward-looking statements.
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
•adverse conditions in the industries in which our customers operate, such as the current global economic environment as a result of the coronavirus pandemic;
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
•lower than expected cash flows and revenues, which could impair our ability to realize the value of recorded intangible assets and goodwill;
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
•failure to meet fuel and other products specifications agreed with our customers;
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
•changes in U.S. or foreign tax laws, interpretations of such laws, changes in the mix of taxable income among different tax jurisdictions, or adverse results of tax audits, assessments, or disputes;
•our failure to generate sufficient future taxable income in jurisdictions with material deferred tax assets and net operating loss carryforwards;
•the impact of the U.K.’s exit from the European Union, known as Brexit, on our business, operations and financial condition;
•our ability to comply with U.S. and international laws and regulations, including those related to anti-corruption, economic sanction programs and environmental matters;
•the outcome of litigation and other proceedings, including the costs associated in defending any actions;
•increases in interest rates; and
•other risks, including those described in “Item 1A - Risk Factors” in our 2020 10-K Report and those described from time to time in our other filings with the SEC.

We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2020 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.

Item 1A. Risk Factors

Risks Related to the COVID-19 Pandemic:
The COVID-19 pandemic and related global economic impacts have had and are likely going to continue to have certain adverse effects on our business, results of operations and financial condition.
The ongoing coronavirus pandemic and efforts to control its spread have resulted in a substantial decline in global economic activity, caused disruptions in global supply chains and created significant volatility in financial markets. Governments around the world have implemented stringent preventative measures to contain the spread of the virus, including stay-at-home orders and travel restrictions, together with business, government and school closures. These measures have resulted in reduced demand for fuel and other related products and services, negatively impacting our results of operations in 2020, and led to a decline in fuel prices beginning in early 2020. This was further exacerbated by disagreements regarding crude oil-production levels between the Organization of Petroleum Exporting Countries members and other large oil producing countries (“OPEC+”), as well as related global storage considerations. While OPEC+ members have since agreed on production cuts, there is uncertainty as to whether such agreement will continue to be observed by its members or that the agreed production cuts will be sufficient to offset continuing demand weakness.

In response to the pandemic, we took prompt action beginning in the first quarter of 2020 to ensure the safety of our employees and other stakeholders, as well as commenced a number of initiatives relating to cost reduction, liquidity and operating efficiencies throughout the balance of the year. However, it is uncertain whether such measures will be sufficient to mitigate the risks posed by the virus or a prolonged economic downturn, and our ability to successfully execute our business operations could be adversely impacted. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, in addition to the risks described throughout this section, including, but not limited to:

•disruptions in our supply chains due to transportation delays, travel restrictions, cost increases, and closures of businesses or facilities;
•extended periods of reduced demand and volatile fuel prices that impact our sales volume and related profitability;
•delayed customer payments and payment defaults associated with customer liquidity issues and bankruptcies;
•other liquidity challenges, such as reduced availability under our senior credit facility due to financial covenant restrictions tied to our financial performance;
•losses on hedging transactions with customers arising from sudden changes in fuel prices;
•disruptions resulting from office and facility closures and changes in operating procedures, including additional cleaning and disinfecting procedures;
•possible infections or quarantining of our employees which could impact our ability to service our customers or operate our business;
•increased costs associated with the rationalization of our portfolio of businesses and other restructuring activities;
•asset impairments, including an impairment of the carrying value of our goodwill, along with other accounting charges if expected future demand for our products and services materially decreases;
•volatility in the global financial markets, which could have a negative impact on our ability to access capital and additional sources of financing in the future;
•assertion of force majeure or other claims by customers, suppliers and other third parties for their non-performance;
•reduction of our global workforce to adjust to market conditions, including increased severance costs, retention issues, and an inability to hire employees when market conditions improve;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements;
•heightened risk of cybersecurity issues, as digital technologies may become more vulnerable and experience a higher rate of cyber-attacks in a remote connectivity environment; and,
•a structural shift in the global economy and its demand for fuel and related products and services as a result of changes in the way people work, travel and interact, or in connection with a global recession.

We are monitoring and continue to assess the ongoing effects of the COVID-19 pandemic on our businesses and operations. While many governments have enacted fiscal and monetary stimulus policies intended to counteract the adverse economic impact of the pandemic, the effectiveness of such actions remains uncertain. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which are highly uncertain and cannot be predicted, such as the speed and effectiveness of efforts to contain and combat the virus, including vaccine development and distribution, the possibility of subsequent widespread outbreaks and the impact of actions taken by governments and businesses in response, the ultimate impact on global economic activity and how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally, as well as the extent and duration of the effect of the crisis on consumer confidence and spending.

The pandemic may also have the effect of exacerbating many of the other risks discussed in this Annual Report on Form 10-K or in our quarterly reports on Form 10-Q, which could have a material adverse effect on us. Accordingly, the occurrence of one or more of the foregoing factors could increase our costs and/or reduce the demand for our products, which could therefore have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. For additional information on the impact of the pandemic, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Business Overview."

COVID-19 pandemic related impacts affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
The coronavirus pandemic (COVID-19) has had a significant impact on the global economy generally, as well as the aviation, land and marine transportation industries, where companies operating in these sectors have experienced substantial declines in demand arising from the various measures enacted by governments around the world to contain the spread of the virus. Commercial passenger airlines and cruise lines have been particularly impacted by the travel restrictions and stay-at-home orders, and various other customers in each of our segments have also been adversely affected by such restrictions, as well as the extended shutdown of various businesses and schools in affected regions. As a result, we experienced a sharp decline in sales volume and profitability across our aviation, land and marine segments beginning in the second quarter of 2020, which persisted throughout the balance of the year and may continue for an extended period of time. The ultimate magnitude and duration of these adverse impacts on our business will depend on the timing and extent to which the global economy, and our customers in the aviation, land and marine transportation industries in particular, recover from the current crisis and return to normalized operating levels.

Strategic & Operational Risks:
We extend credit to most of our customers in connection with their purchase of fuel and services from us, and financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been due, in part, to our willingness to extend credit on an unsecured basis to customers as opposed to requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient or fully collectible depending on the circumstances of the customer at the time of default. Furthermore, the diversification of our credit risk is limited, as we primarily conduct business within the aviation, land and marine transportation industries.

Our exposure to credit losses depends primarily on the financial condition of our customers and other factors beyond our control, such as the impact of the coronavirus pandemic (COVID-19) on the global transportation industry, the extent of deteriorating conditions in the world economy or in the industries we serve, significant changes in oil prices and political instability. For example, during 2020 our provision for bad debt was materially higher, principally in our aviation segment, due to the ongoing effects of the COVID-19 pandemic on the aviation industry arising from the global restrictions on air travel. While we actively manage our credit exposure and work to respond to changes in our customers’ financial condition and other macroeconomic events, there can be no guarantee we will be able to mitigate these risks successfully. Substantial credit losses could have a material adverse effect on our financial condition, results of operations and cash flows.

A material portion of our profitability is derived from sales to government customers, particularly sales to NATO in Afghanistan, and the loss or material reduction in business from such sales, would likely have a material adverse effect on our results of operations and cash flows.
Sales to government customers represent a material portion of our profitability. In particular, sales to NATO in support of military operations in Afghanistan accounted for approximately 14% of our consolidated gross profit in 2020. The current contract for these sales to NATO has been renewed through December 2021, with an additional one-year renewal option remaining at NATO's discretion. There is no guarantee that NATO will exercise the remaining renewal option.

The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, the U.S. government has announced its intention to significantly reduce the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan. In the early part of 2020, the U.S. entered into an agreement with the Taliban where it agreed to reduce the level of troops and negotiate a full withdrawal by 2021, subject to various conditions, including a peace agreement being reached between the government of Afghanistan and the Taliban. The U.S. government thereafter moved forward with a significant reduction in the level of troops throughout 2020 and we experienced a material decline in demand during 2020. While the exact timing and full impact of the troop withdrawal remain uncertain, we expect to continue to experience further reductions in demand through 2021.

Sales to government customers can also be materially impacted by factors such as supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Moreover, there is a risk of serious injury or loss of life of our employees or subcontractors operating in these high-risk locations. We therefore, may incur substantial operating costs as a result of, among other things, hostility-related product losses, utilizing alternate supply routes or maintaining the safety of our personnel, particularly where our facilities are likely to be targeted by terrorist activity.

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
Fuel prices are impacted by many factors beyond our control, including global economic conditions, changes in global crude oil and natural gas prices, expected and actual supply and demand for fuel, the ability or willingness of OPEC to set and maintain production levels for oil, oil and gas production levels by non-OPEC countries, geopolitical conditions, laws and regulations related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change, energy conservation efforts and technological advances affecting energy consumption or supply, regulatory changes in commodities markets, and weather and natural disasters.

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

Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on our results of operations and overall profitability. This can occur due to many factors, such as reduced demand for our price risk management products and decreased sales to our customers involved in the oil exploration sector. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business as a result of lower working capital requirements.

Finally, we maintain fuel inventories for competitive or logistical reasons. Because fuel is a commodity, we have no control over the changing market value of our inventory though we may manage or hedge this price exposure with derivatives. A rapid decline in fuel prices could cause a reduction in our inventory valuation, resulting in our inventory being marked down in value or the inventory itself sold at lower prices. While we attempt to mitigate these fluctuations through hedging, such hedges may not be fully effective. Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating fluctuations in prices, we could record a write-down of inventory on hand and incur a non-cash charge or suffer losses as fuel is sold, which could adversely impact our earnings.

Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of fuel and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles. Therefore, weak economic conditions can have a negative impact on our customers' business which may, in turn, have an adverse effect on our business. Additionally, our business and that of our customers can be adversely impacted by political instability, terrorist activity, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Any additional political or governmental developments or other global health concerns or crises in the countries in which we or our customers operate, could also result in further social, economic or labor instability. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.

Finally, our business could also be adversely affected by merger activity in the aviation, land or marine transportation industries, which may reduce the number of customers that purchase our products and services, as well as the prices we are able to charge for such products and services. Larger shipping companies and airlines often have greater leverage and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.

Our physical operations have inherent risks that could negatively impact our business, financial condition and results of operations.
Operating fuel storage and distribution terminals and transporting fuel products involve inherent risks, including:

•fires, collisions and other catastrophic disasters;
•traffic accidents, injuries and loss of life;
•spills, discharges, contaminations and other releases;
•severe damage and destruction of property and equipment; and,
•loss of product and business interruption.

Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties and the properties of others. The occurrence of any of these events could also damage our reputation which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these types of contingencies, our failure to timely or properly implement these plans could exacerbate the impact on the business. We generally maintain insurance for these types of events, however, certain losses may be in excess of coverage limits or outside the scope of the coverage. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would likely be adversely affected.

In addition, as we invest more heavily in physical assets in certain locations, our ability to quickly reposition our business in the event of a downturn in the economy of a particular geographic area becomes increasingly more difficult. Accordingly, we may be forced to incur significant costs in maintaining or even exiting a physical location, which would have an adverse effect on our results of operations.

Finally, some of our employees, including certain of our drivers that transport and deliver fuel products, are represented by labor unions under collective bargaining agreements. Additional unionization of our workforce or any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Any strike, work stoppage or other dispute with our own union employees or those of third parties who provide us services could have a material adverse effect on our results of operations and cash flows.

If we fail to provide products or services to our customers as agreed, it could adversely affect our business.
Our business is dependent on the availability and supply of fuel and fuel related products, as well as the satisfactory performance of services by us or third parties on our behalf. If the fuel and other products we sell or the services we provide, whether directly or through a third party, fail to meet the specifications we have agreed to with customers or are mandated by law or regulation, such as the International Maritime Association's low sulfur fuel oil requirements, our relationship with our customers could be adversely affected and we could be subject to material claims and liabilities. We could also incur material liabilities if such products cause physical damage to a vessel or aircraft, bodily injury or result in assertion of substantial claims of civil liability against us. Also, adverse publicity about any allegations of contaminated products may negatively impact our business, regardless of whether such allegations are true.

Although most of our agreements with suppliers provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may be time-barred or otherwise insufficient to adequately cover the liability we may incur and our ability to enforce such recourse may be limited or costly. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. We may incur substantial costs in seeking to enforce our rights against a local supplier in a foreign jurisdiction and the ultimate outcome can be unpredictable. In certain markets, we also rely on a single or limited number of suppliers to sell us fuel or provide services on our behalf and therefore, we may have limited alternatives if such supplier fails to meet applicable standards or requirements. Any of the foregoing can result in material liabilities that may exceed any applicable insurance coverage and ultimately, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Climate change and the market and regulatory responses relating to GHG emissions could have a significant impact on our operations and financial results.
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been adopted and will likely continue to be made at various levels of government globally to monitor and limit GHG emissions or reduce the use of hydrocarbon-based fuels. These include the adoption of cap and trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. In 2015, various countries adopted the Paris Agreement, which seeks to reduce GHG emissions and calls for nations to undertake efforts with respect to global temperatures and GHG emissions by submitting emission reduction goals every five years after 2020. We, along with many of our customers and suppliers, have also established goals to reduce carbon emissions throughout our supply chain. The achievement of current or future internal initiatives relating to the reduction of GHG emissions, however, may increase our costs both in the near and long-term, particularly if they require significant changes to our operations, infrastructure or business lines.

In the U.S., various federal, state and local laws and regulations have been enacted relating to GHG emissions. However, the direction of future U.S. climate change regulation is difficult to predict given the potential for policy changes under different Presidential administrations and Congressional leadership. Although the U.S. withdrew from the Paris Agreement in 2020, President Biden has signed executive orders recommitting the U.S. to the agreement and calling for the federal government to begin formulating emissions reduction goals and increasing the emphasis on climate-related risk across governmental agencies and economic sectors. It remains unclear what, if any, additional actions the Biden administration will take and to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, will impact our business or that of our customers.

There have also been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the U.S. and throughout the world. A number of automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. The more successful these alternatives become, as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our fuel products and accordingly, our profitability.

Further changes in regulatory policies or any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry could also result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. Numerous institutional investors and financial institutions have indicated a focus on matters affecting the environment, which may result in reduced investments in, or financing available to, industries that emit GHG emissions. Many of these groups believe that climate change will significantly influence many companies’ long-term prospects and have developed environmental, social and governance standards to measure companies’ performance. Unfavorable ratings under these evolving standards or benchmarks could adversely impact our business, stock price or access to capital.

Finally, the potential physical impacts of climate change on our operations are highly uncertain and vary amongst the geographic areas in which we operate. These may include changes in rainfall and storm patterns and intensities, hurricanes, changing sea levels, and changing temperatures that may impact the seasonality of our business, such as our heating oil business in the U.K. The occurrence of any of the foregoing factors could increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.

Implementation of our growth strategy may place a strain on our management, operational and financial resources, as well as our information systems.
A key element of our business strategy has been the growth of our business through acquisitions and strategic investments and divestitures. However, this growth strategy may place a strain on our management, operational and financial resources, as well as our information systems and expose us to additional risks and uncertainties, such as:

•our ability to effectively and efficiently integrate the operations, financial reporting, IT systems, technology, and personnel of acquired businesses and manage acquired businesses or strategic investments while maintaining uniform standards, risk management and controls appropriate for a public company;
•diversion of management’s time and attention from other business concerns;
•potentially negative impact of changes in management on existing business relationships and other disruptions of the acquired business;
•acquiring businesses or entering into markets in which we may have no or limited direct prior experience;
•our ability to retain key employees, customers or suppliers of the acquired businesses;
•reduced liquidity if we use a material portion of our available cash or borrowing capacity to fund acquisitions;
•capital expenditure requirements that exceed our estimates and impact the return on our investment;
•assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities associated with the acquired businesses; and
•no or limited indemnities from sellers in an acquisition or ongoing indemnity obligations to purchasers in a divestiture.

These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. We may also incur significant expenses in connection with these acquisitions or strategic investments or consummate potentially dilutive issuances of equity securities to fund the purchase or ongoing operations of the acquired business. This could adversely affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations.

We may not be able to fully recognize the anticipated benefits of our acquisitions and other strategic investments.
As part of our growth strategy, we have been pursuing acquisition opportunities and strategic investments such as joint venture arrangements or equity investments intended to complement or expand our business portfolio. The success of our growth strategy depends on our ability to find attractive acquisition or investment candidates or strategic investments and consummate such transactions on economically acceptable terms. Before making acquisitions or strategic investments, we conduct due diligence that we deem reasonable and appropriate based on the facts and circumstances applicable to each transaction. Our due diligence investigation may not reveal or highlight all relevant risks that may be necessary or helpful in evaluating such opportunity. Consequently, these transactions could result in unanticipated costs and liabilities that may impact our results of operations and increased demands on our cash resources that may, among other things, impact our ability to explore other opportunities. If our acquisitions or strategic investments do not achieve the financial results anticipated, it could adversely affect our revenues and results of operations.

We have incurred, and expect to continue incurring, expenses related to the integration of acquisitions. Transaction and integration expenses could exceed the savings and synergies that we expect to achieve in the future from the elimination of duplicative expenses and the realization of economies of scale. Any of the foregoing factors could have an adverse effect on our business, financial condition, results of operations and cash flows.

Information technology (“IT”) failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.
We rely heavily on digital technologies, including both internal and third party IT systems, network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. Despite our implementation of various security and other protective measures, our technology systems and those of our third-party service providers are vulnerable to damage, disability or failures due to physical theft, power outages, telecommunications failure, programming or operational errors, natural disasters and other catastrophic events. These systems are also subject to cybersecurity attacks, such as hacking, malware, ransomware, denial-of-service attacks, computer viruses, misconduct by our employees or those of third-party providers, and other unauthorized access, release, corruption or loss of data. Given the nature of cybersecurity attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Any of the foregoing could have a material adverse effect on our cash flows, financial condition or results of operations.

Furthermore, our reliance on email transmissions over public networks also exposes us to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, due to risks associated with online social engineering (e.g. phishing and impersonation), fraud and email scams. External parties may attempt to fraudulently induce employees, customers, suppliers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. While we regularly conduct employee training and implement security measures and programs designed to prevent and mitigate cybersecurity threats and online fraud and email scams, past and future occurrences of any of the foregoing could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues and subject us to significant remediation costs, litigation or regulatory actions, fines and penalties.

In addition, due to the large number of transactions that run through our systems each day, significant system downtime or disruption could have a material impact on our, and in the case of our technology offerings, our customers’, ability to conduct business, process and record transactions, make operational and financial decisions or damage our reputation with customers or suppliers, particularly in the event of billing errors or payment delays. Similarly, if ours or any of our cloud service providers’ access to cloud-based platforms and services is disrupted for any reason and leads to disruptions in our critical systems, our operations and ability to manage our business could be adversely impacted. While we seek to obtain contractual protections in our agreements with these providers, we may not have sufficient recourse against these parties in the event they experience a significant cybersecurity attack or other security breach and our or our customers’ data is compromised.

As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. To our knowledge, we have not experienced any material losses relating to cybersecurity attacks, however, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect against cybersecurity risks and incidents. However, this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents.

Sales to government customers involve unique risks that could have a material adverse effect on our business and results of operations.
In addition to other business risks, our supply of products and services to government customers subjects us to unique risks, many of which are beyond our control. These risks include:

•dependence on government spending on defense programs, which can be negatively affected by budgetary constraints, changes in defense spending policies, government shutdowns and changes in military policies or priorities;
•contract awards that are typically made through a competitive bidding process, which can involve substantial costs and managerial time to prepare and submit bids for contracts that may not be awarded to us;
•complexities associated with government contracting, including extensive procurement regulations, contracts for indefinite delivery (where there are no guarantees on the quantity or timing of the purchases); and, the ability of government customers to unilaterally modify certain terms and conditions in existing contracts or terminate existing contracts for their convenience.

Government customers routinely audit government contractors to review contract performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any costs found to be misclassified or inaccurately allocated may not be reimbursable, and to the extent already reimbursed, may need to be refunded and could subject us to a variety of government claims. Also, any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. of this 2020 10-K Report for additional details regarding applicable laws and regulations.

Financial, Economic & Market Risks:
Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.
Because we offer fuel products and services on a worldwide basis, our business is subject to risks associated with doing business internationally, such as:

•trade protection measures and import, export and other licensing requirements, which could increase our costs or prevent us from doing certain business internationally;
•higher costs associated with hiring and retaining senior management for overseas operations;
•difficulty in staffing and managing widespread operations, which could reduce our productivity;
•changes in regulatory requirements, which may be costly and require significant time to implement;
•caws restricting us from repatriating profits earned from our activities within foreign countries;
•fluctuations in foreign currency exchange rates, including operating within economies susceptible to recessions or severe currency devaluations;
•governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;
•political risks, including changes in governments, corruption and uncertain regulatory environments; and,
•terrorism, war, civil unrest and natural disasters and other weather-related events.

Additionally, we have substantial operations in the U.K., particularly in our land segment, and the U.K.’s exit from the E.U. in January 2020 (commonly referred to as “Brexit”) may adversely affect our business in the U.K. and the relationships with our existing and future customers, suppliers and other stakeholders. After an 11-month transition period, in December 2020, the U.K. and the E.U. announced a new bilateral trade and cooperation deal which has been applied provisionally since January 1, 2021 but is subject to formal approval by the European Parliament and the Council of the European Union before it comes into effect. However, we continue to face risks associated with the unavoidable uncertainties related to Brexit and the new relationship between the U.K. and E.U., including potential disruption of our supply chains and the free movement of goods, services and people between the U.K. and the E.U. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations, including with respect to tax regulations and certain licenses or other rights granted to us under E.U. laws. Further, uncertainty around these and related issues could lead to adverse effects on the economy of the U.K. and the other economies in which we operate. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.

Our business is subject to seasonal variability, which has caused our revenues and operating results to fluctuate and can adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and for aviation and land fuel relating to increased travel during the summer months, as well as other seasonal weather patterns. As such, our results for the second and third quarters of the year tend to be the strongest for our aviation segment and our results for the fourth and first quarters of the year tend to be the strongest for our land segment. However, extreme or unseasonable weather conditions can substantially reduce the demand for our products and services or significantly increase the prices of the fuel products we sell which can, in turn, adversely impact our results of operations. For example, unseasonably warm winter weather in the U.S. and U.K. in recent years has adversely impacted our results in the land segment. Furthermore, we cannot provide any assurances that the seasonal variability will continue in future periods. Accordingly, results for any one quarter may not necessarily be indicative of the results that may be achieved for such quarter the following year or for the full fiscal year. These seasonal fluctuations in our quarterly operating results can therefore adversely affect the market price of our shares.

A material impairment of our goodwill or intangible assets could reduce our earnings or adversely impact our results of operations.
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. Factors that could affect whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, changes in our marketing or branding strategy, reduced estimates of future cash flows in our annual operating plan and slower growth rates in our industry. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on a number of factors including industry experience, the economic environment and our projections of future operating performance. If our estimates and assumptions prove to be incorrect, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units.

In the past, we have recorded impairment charges in connection with various factors such as exiting certain markets or lines of business. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss would have a negative effect on our results of operations. See Note 7. "Goodwill and Identifiable Intangible Assets" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" for more information.

We may be unable to realize the level of benefit that we expect from our restructuring activities and cost reduction initiatives which may hurt our profitability and our business otherwise might be adversely affected.
We have in the past and may, in the future, divest of certain non-core assets, exit lines of businesses that are not achieving the desired return on investment or generate low or highly variable economic value, or otherwise restructure certain of our operations to improve operating efficiencies, cost competitiveness and profitability. We have also engaged in various cost reduction initiatives and restructuring activities in recent years and expect to continue to evaluate areas for additional restructuring and cost reduction opportunities, as well as potential divestitures. We may not be able to achieve the level of benefit that we expect to realize from our past or future restructuring activities or divestitures. For example, we may be unable to produce returns on the reinvestment of proceeds that are greater than that of the divested activity. Further, these types of restructuring activities could result in unintended consequences such as diversion of our management and employees’ attention from ongoing business operations, business disruption, including as a result of any interconnectivity between our retained business and the one divested, attrition beyond any planned reduction in workforce, potential loss of key customers, inability to attract or retain key personnel and reduced employee productivity or morale, which could adversely affect our business. Finally, restructuring activities and divestitures may result in restructuring charges and material write-offs, including those related to goodwill and other intangible assets, as well as ongoing indemnity obligations to purchasers, any of which could have a material adverse effect on our results of operations and financial condition.

We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a decrease in prices, either of which could result in decreased revenues and profits. Our competitors are numerous, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms. Industry developments, such as fuel price transparency, procurement technology tools, increased regulation and increasing customer sophistication may, over time, reduce demand for our services and thereby exacerbate the risks associated with competition. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.

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
We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements not satisfied by our operating cash flow. Future market volatility, generally, and persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit on acceptable terms or at all, such as in the event there is a substantial tightening of the global credit markets or a substantial increase in interest rates, it could have a negative impact on our liquidity, business, financial condition, and cash flows, as well as our future development and growth. In addition, if we are unable to obtain debt or other forms of financing and instead raise capital through equity issuance, existing shareholders would be diluted.

Our business is also impacted by the availability of trade credit to fund fuel purchases and an actual or perceived decline in our liquidity or business could cause our suppliers to reduce our credit lines, seek credit support in the form of additional collateral or otherwise materially modify their payment terms. Adverse changes in our payment terms from principal suppliers, including shortened payment cycles or requiring prepayment, could impact our liquidity, business, results of operations and cash flows.

Finally, our Credit Facility and Term Loans impose certain operating and financial covenants on us, which, among other things, restrict our ability to pay dividends or make certain other restricted payments, incur additional debt, create liens and sell a material amount of assets. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business.
As part of our price risk management services, we offer customers various pricing structures for the purchase of energy products, including derivatives products designed to hedge exposure to fluctuations in energy prices. In the ordinary course of business, we enter into fixed forward contracts with some of our counterparties under which we agree to sell or purchase certain volumes of energy products at fixed prices. In addition, we may act as a counterparty in over-the-counter swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of the underlying energy product. Further, we may use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our price risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions.

If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction and there is an outstanding mark-to-market liability owing, we will have effectively extended unsecured credit to that customer and such amounts could be substantial. Based on the volatility of energy prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or swap transactions. In such cases, we would be exposed to potential losses or costs associated with any resulting default. For example, in the event the spot market price of fuel at the time of delivery is substantially less than the fixed price of the contract with the customer, a customer could default on its purchase obligation to us and purchase the fuel at a lower “spot” market price from another supplier. Meanwhile, we may have entered into a corresponding commitment with a supplier to offer our customer specified fixed pricing or terms and would be obligated to perform our fixed price purchase obligations to such supplier. Similarly, the counterparties with whom we may hedge our price risk exposure may not be willing or able to fulfill their obligations to us under their swap transactions.

If we are unable to recover losses from a defaulting counterparty, we could sustain substantial losses that would likely have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, our hedging activities also result in additional costs and can require cash deposits for margin calls. If there is a sudden a significant change in fuel prices, the amount of cash necessary to cover margin calls can be material and impact our liquidity.

We are exposed to various risks in connection with our use of derivatives which could have a material adverse effect on our results of operations.
We enter into financial derivative contracts primarily to mitigate the risk of market price fluctuations in energy products, to offer our customers energy pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fluctuations in energy prices and exchange rates may be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g. heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location experiences a divergence to historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g. hurricanes) and is not correlated to the underlying hedges when compared to historical prices.

We may also enter into proprietary derivative transactions, which are not intended to hedge our own risk but rather make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to the energy products we sell. Proprietary derivative transactions, by their nature, expose us to changes in the underlying commodity prices of the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses which can be further exacerbated by volatility in the financial and other markets. In addition, our employees may fail to comply with our policies and procedures with respect to hedging or proprietary trading, such as engaging in unauthorized trading activity, failing to hedge a specific price risk or failing to comply with our internal limits on exposure or any applicable statutory or regulatory requirements. Furthermore, the enforceability of our derivative transactions may depend on our compliance with applicable statutory, commodity and other regulatory requirements, which if violated could lead to our derivative transaction being voided, as well as penalties and fines. The impact of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Legal & Regulatory Risks:
Changes in U.S. or foreign tax laws or adverse outcomes from governmental challenges to our tax position could adversely affect our business and future operating results.
We are subject to various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value-added tax (“VAT”), energy, environmental and other taxes. We have also benefited from an income tax concession in Singapore since 2008, which reduces the income tax rate on qualified sales and derivative gains and losses. Our current five-year concession period began January 1, 2018 and is conditional upon our meeting certain employment and investment thresholds which, if not met, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. Our operating results and cash flows could be adversely affected by changes in our tax expense and the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates or our overall profitability, changes in tax legislation, our failure to comply with tax regulations or the loss of the tax concession.

Furthermore, significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings that could affect the valuation of our net deferred tax assets. We are regularly audited by various domestic and foreign tax authorities and are involved in various inquiries, audits, challenges and litigation in a number of countries, including Brazil, Denmark, South Korea and the U.S., where the amounts under controversy may be material. We are in the process of addressing and responding to inquiries in various jurisdictions and challenging a number of tax assessments in several administrative and legal proceedings, each of which is at various stages in the process. In some jurisdictions, these challenges require the posting of collateral or payment of the contested amount, which may affect our flexibility in operating our business or our liquidity.

Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See "Note 9. Commitments and Contingencies" and "Note 11. Income Taxes" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report for additional details regarding certain tax matters.

Tax rates in the various jurisdictions in which we and our subsidiaries are organized and conduct operations may also change significantly as a result of political or economic factors beyond our control. For example, in December 2017, the U.S. enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the “Tax Act”), which among other things, reduced the U.S. federal statutory tax rate and broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. The final impact of the transition tax and other aspects of the Tax Act may differ from our estimates, possibly materially, due to, among other items, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any actions taken under the new administration to repeal or otherwise amend the Tax Act.

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

Our business is subject to extensive laws and regulations, including environmental protection, health and safety, that can result in material costs and liabilities.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state/provincial and local government levels in the countries in which we operate. See Part I. Item 1. For additional information about laws and regulations applicable to our business. In particular, laws and regulations relating to environmental protection and occupational safety and health, can be particularly complex and can impose strict liability on us for remediation of spills and releases of oil and hazardous substances without regard to whether we were negligent or at fault. Violations of these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, fines, injunctions, or the suspension or termination of our operations at an affected area. We may also be held responsible for remediation costs for natural resource damages as well as third-party damages. In our marine segment, we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of where a spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.

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

The data that we collect may be vulnerable to breach, loss or misuse, and our handling of such data may be impacted by changes in data privacy and protection laws and regulations, which could increase operational costs or result in regulatory penalties or litigation.
In connection with various businesses we operate, we have access to sensitive, confidential or personal data from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which may be subject to privacy, security or residency laws, regulations and customer-imposed controls. In the ordinary course of business, we collect, retain, process, and transmit such data across national boundaries. Despite our efforts to properly handle and protect this information in compliance with such requirements, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, and programming, procedural or human errors that could potentially lead to such information being compromised or handled improperly.

There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the European Union (“E.U.”), Australia, Brazil and other countries where we have operations and customers could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.’s General Data Protection Regulation (“GDPR”) imposes strict rules on handling personal data related to the E.U. and imposes significant sanctions for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act (“CCPA”), grants certain rights to California residents with respect to their personal data and requires companies take or refrain from taking certain actions. As interpretation and enforcement of these and other future data privacy, security or residency laws, regulations and industry standards evolve, it may create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that could have an adverse effect on our financial condition and results of operations.

While we cannot yet determine the full impact such laws, regulations, and requirements may have on our business, our failure to adequately comply with them could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. We have taken steps to address the requirements of GDPR, CCPA and other applicable data privacy regulations, however, these steps may not prevent all data security breaches or ensure full compliance with all data privacy-related regulations or customer requirements, and any significant breach of the foregoing could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.

Our international operations subject us to a number of international trade control, anti-money laundering and anti-corruption laws that can impose substantial compliance costs and expose us to civil and/or criminal penalties.
Our global operations are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act 2010 (“Bribery Act”), anti-money laundering laws, international trade controls, and competition laws. Anti-corruption laws generally prohibit us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business and may also apply to commercial bribery.

As part of our business, we operate in countries with a high degree of corruption and frequently interact with state-owned enterprises and government officials. This may increase the risk of improper payments being demanded of, offered by, or made by one of our employees or a party acting on our behalf. The risk of enforcement has also grown in recent years as more of the countries in which we operate have passed anti-corruption laws and prioritized enforcement of those laws which can result in significant fines and penalties.

International trade controls, including economic sanctions such as those administered by the U.S. Treasury’s Office of Foreign Assets Control (“OFAC”), export controls and anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex and continually changing. Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. While such activities currently represent an immaterial amount of our consolidated revenue and income and are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations. However, these activities may expose us to a heightened risk of violating trade control regulations, which could result in significant penalties.

We have established policies and procedures designed to assist with our compliance with these laws and regulations. Such policies and procedures may not always prevent us, our employees or parties acting on our behalf from violating these laws and regulations. Violations may expose us to criminal or civil penalties, or other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, and/or revocations or restrictions of licenses. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Furthermore, violations could trigger an event of default under our Credit Facility, which if not waived, could result in the acceleration of any outstanding indebtedness, cause cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances or letters of credit. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth our principal properties, the majority of which are leased, as of February 19, 2021. We consider all of our properties and facilities to be suitable and adequate for our present needs and do not anticipate that we will experience difficulty in renewing or replacing those leases that expire in 2021 in any material respect.
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

Item 3. Legal Proceedings

From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See "Note 9. Commitments and Contingencies" and "Note 11. Income Taxes" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report for additional details regarding certain tax matters.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol INT. As of December 31, 2020, the closing price of our stock on the NYSE was $31.16.
As of February 19, 2021, there were 84 shareholders of record of our common stock.
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2015 through December 31, 2020. The cumulative return includes reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Repurchase Programs (2)
10/1/2020 - 10/31/2020	—	$—	—	$258,944,330
11/1/2020 - 11/30/2020	—	—	—	258,944,330
12/1/2020 - 12/31/2020	413,545	30.68	413,545	246,257,644
Total	413,545	$30.68	413,545	$246,257,644
(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time.  As of December 31, 2020, approximately $246.3 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.
For information on repurchases of common stock for the first three quarters of 2020, see the corresponding Quarterly Reports on Forms 10-Q.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within "Part IV. Item 15. Notes to the Consolidated Financial Statements" in this 2020 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward- looking statements are described in “Item 1A – Risk Factors” and under “Forward-Looking Statements.”
We have elected to omit in this 2020 10‑K Report, discussion on the earliest of the three years covered by the Consolidated Financial Statements presented. Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" located in our Form 10-K for the fiscal year ended December 31, 2019 (herein incorporated by reference), filed with the SEC on March 2, 2020, for management's discussion of the fiscal year ended December 31, 2018.

Business Overview
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable energy solutions.
COVID-19
Beginning in the first quarter of 2020 and through the date of this filing, the aviation, marine and land transportation industries, along with global economic conditions generally, have been significantly impacted by the COVID-19 pandemic. A large number of our customers in these industries have experienced a substantial decline in business activity, especially commercial airlines and cruise lines, which have been particularly impacted by ongoing travel restrictions. Customers in our marine and land segments have also been adversely affected by these restrictions and the reduction in operations of various businesses in affected regions. These impacts have consequently increased the credit risk associated with a number of these customers, particularly in industries that are largely dependent on travel or consumer spending. In response to these developments, we took swift action to ensure the safety of our employees and other stakeholders and initiated a number of initiatives relating to cost reduction, liquidity and operating efficiencies.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition in the beginning of 2020, we experienced a sharp decline in demand and related sales during the second quarter, as large sectors of the global economy were adversely impacted by the crisis. Demand showed some moderate improvement through the second half of 2020, however, our results remained well below pre-pandemic levels as described in greater detail below. Since the level of activity in our business and that of our customers has historically been driven by the level of economic activity globally, we generally expect these negative impacts to continue through 2021. Any subsequent recovery will be dependent on, among other things, the actions taken by governments and businesses to contain and combat the virus, the speed and effectiveness of vaccine development and distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.

Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the impact of expanding our aviation fueling operations footprint into additional international airport locations. However, as a result of COVID-19, the overall aviation market, principally commercial passenger airlines, has been significantly impacted by global travel restrictions and a sharp decrease in demand for air travel. Accordingly, during the second and through the fourth quarter of 2020, we experienced a material volume decline in our commercial aviation business as compared to 2019 and, to a somewhat lesser extent, a significant reduction in our business and general aviation activities. Our results of operations in these lines of business for 2021 will be highly contingent on the timing and extent to which international border and travel restrictions are lifted and the global economy begins to recover from the effects of the current crisis.

Furthermore, our aviation segment has benefited from significant sales to NATO in Afghanistan, which accounts for a material portion of our aviation segment's profitability. The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, the U.S. government has significantly reduced the level of U.S. troops in the Middle East, including the troops supporting NATO in Afghanistan. In connection therewith, in the early part of 2020, the U.S. entered into an agreement with the Taliban where it agreed to reduce the level of troops and negotiate a full withdrawal by 2021, subject to various conditions including a peace agreement being reached between the government of Afghanistan and the Taliban. The U.S. government has since moved forward with a significant reduction in the level of troops. While the exact timing and full impact of the troop withdrawal remain uncertain, we have experienced a material decline in demand since the end of the first quarter of 2020 and may continue to experience further reductions in demand into 2021.

Land Segment
Our land segment primarily consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. Due to the diverse portfolio of customers, businesses and activities within our land segment, the COVID-19 related impacts are more difficult to predict. For example, during the second quarter of 2020, our operating results in our land segment benefited from improvements in the U.K. However, this increase was largely offset by a decline in profitability in North America, primarily due to a decrease in sales to retail, commercial and industrial customers in connection with the continued negative impacts of the pandemic, particularly throughout much of the U.S. The extent of any improvements in these activities will continue to be dependent on the timing and extent to which quarantine restrictions are lifted and local business activities fully reopen. Furthermore, for the same reasons as those described in the aviation segment, we have experienced a material decline in demand in our government business since the end of the first quarter of 2020 and may continue to experience further reductions in demand into 2021.

Marine Segment
Overall, throughout 2019 and into early 2020, higher average fuel prices, combined with our focus on reshaping our portfolio and cost management, improved profitability in our marine segment. In addition, the implementation of the International Maritime Organization's mandatory low sulfur regulations that took effect on January 1, 2020 ("IMO 2020") resulted in certain supply imbalances and price volatility in late 2019 and through much of the first quarter of 2020 that positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and throughout the balance of 2020, we experienced a decline in volume and profitability primarily due to the impact of the COVID-19 pandemic coupled with the significant decline in fuel prices. We expect our marine segment’s volume and profitability to continue to be impacted by the pandemic into 2021, particularly with respect to weakened demand from cruise lines and certain other sectors of the shipping industry, as well as lower fuel prices.

Other Actions
With respect to our own operations, we have implemented our business continuity and emergency response plans in alignment with mandates from local authorities. To ensure the safety of our employees who are continuing to work, we have provided instructions on how to work safely in light of the pandemic and elevated our cleaning protocols for our offices, facilities and equipment. We are maximizing remote work throughout our global offices and our employees are collaborating virtually with our customers, suppliers and each other using the information-sharing tools and technology that we have invested in during the last several years.

Due to the ongoing and expected adverse impacts of the COVID-19 crisis, we immediately made cost-related decisions as the pandemic began impacting our business activities. For example, we immediately instituted a hiring freeze and implemented travel restrictions for our employees across the organization, postponed or eliminated all non-essential capital expenditures and other projects and initiatives, significantly reduced or deferred professional fees, marketing expenses and other similar costs. In addition, while we have continued to focus on improving operating efficiencies and returns, we have also concentrated on lowering our operating costs, including those of our land segment, which has historically had a higher expense ratio than other parts of our business. Accordingly, during the first quarter of 2020, we commenced a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources, not only in our land segment but also in our other segments due to the adverse impacts of the pandemic. During the second quarter of 2020, we completed a rationalization of our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. See "Note 5. Restructuring" accompanying our Consolidated Financial Statements included in "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report for additional information regarding this restructuring.

The ultimate duration and impact of the COVID-19 pandemic on our business and our customers' operations continue to be unclear. Furthermore, the extent to which we or our customers will ultimately be impacted by the pandemic is not fully ascertainable as it is closely related to the timing and extent to which the global economy, and the aviation, land and marine transportation industries, in particular, recover from the crisis. For additional discussion on the risks relating to the pandemic, see Item 1A. Risk Factors in Part I of this 10-K Report.

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
Selected financial information with respect to our business segments is provided in "Note 13. Business Segments, Geographic Information and Major Customers" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.

Results of Operations

2020 compared to 2019
Revenue. Our revenue for 2020 was $20.4 billion, a decrease of $16.5 billion, or 45%, compared to 2019. Our revenue during these periods was attributable to the following segments (in millions):

	2020	2019	$ Change
Aviation segment	$8,179.6	$18,479.5	$(10,299.9)
Land segment	6,663.1	10,280.9	(3,617.9)
Marine segment	5,515.7	8,058.5	(2,542.8)
Total	$20,358.3	$36,819.0	$(16,460.6)

Revenues in our aviation segment were $8.2 billion for the year ended 2020, a decrease of $10.3 billion, or 56% compared to 2019.  A significant volume decline associated with the COVID-19 pandemic combined with lower average jet fuel prices drove the decrease in aviation revenue during the year ended 2020. Specifically, total volumes in our aviation segment for the year ended 2020 were 4.7 billion gallons, a decrease of 3.8 billion gallons, or 45%, compared to 2019. The decline in volumes was attributable to a significant decrease in our commercial aviation business activity due to the impact of the COVID-19 pandemic on air travel. Additionally, the average price per gallon sold during the year ended 2020 was $1.46, compared to $2.05 in 2019.

Revenues in our land segment were $6.7 billion for the year ended 2020, a decrease of $3.6 billion, or 35%, compared to 2019. The overall decrease in land revenues was primarily due to lower average fuel prices, where the average price per gallon sold was $1.30, compared to $1.87 in 2019. Volumes in our land segment for the year ended 2020 were 5.1 billion gallons, a decrease of 387.6 million gallons, or 7%, compared to 2019, driven principally by the effects of the COVID-19 pandemic on our retail, commercial and industrial and wholesale operations.
Revenues in our marine segment were $5.5 billion for the year ended 2020, a decrease of $2.5 billion, or 32%, compared to 2019.  The decrease in revenues was driven by lower average prices and volume sold in 2020. The average bunker price per metric ton sold was $315.74, compared to $385.49 in 2019. Volumes in our marine segment for the year ended 2020 were 17.5 million metric tons, a decrease of 3.4 million metric tons or 16%, from 2019. The volume decrease was driven principally by the effects of the pandemic on demand across our core resale and physical businesses.

Gross Profit. Our gross profit for the year ended 2020 was $0.9 billion, a decrease of $260.1 million, or 23%, compared to 2019. Our gross profit was attributable to the following segments (in millions):

	2020	2019	$ Change
Aviation segment	$352.9	$551.6	$(198.6)
Land segment	347.6	378.9	(31.3)
Marine segment	151.4	181.5	(30.2)
Total	$851.8	$1,112.0	$(260.1)

Our aviation segment gross profit for the year ended 2020 was $352.9 million, a decrease of $198.6 million, or 36%, compared to 2019. The decrease in aviation gross profit was primarily due to a 45% decline in volume as a consequence of the depressed demand for air travel due to the pandemic, together with a reduction in our government-related activity in Afghanistan as a result of the drawdown of troops in Afghanistan. Partially offsetting the decline in gross profit were certain situation-specific activities arising from the pandemic, such as repatriation flights and increased cargo activity, as well as physical supply gains associated with the historic volatility in jet fuel prices during the period.

Our land segment gross profit for the year ended 2020 was $347.6 million, a decrease of $31.3 million, or 8%, compared to 2019. The decrease in land segment gross profit was primarily attributable to the sale of our Multi Service payment solutions business, and the decline in volumes in our core domestic retail, commercial and industrial activities, as well as a decrease in our government-related activities in Afghanistan. These decreases were partially offset by improved results in the U.K. and growth in World Kinect, our global energy management brand.

Our marine segment gross profit for the year ended 2020 was $151.4 million, a decrease of $30.2 million, or 17%, as compared to 2019.  The gross profit decrease was attributable to lower volume and profitability, particularly in our core resale business, due to a decline in demand as a consequence of the pandemic in certain sectors of the marine shipping and travel industry. The decrease in gross profit income was partially offset by higher profitability during the first two months of 2020, resulting from the shift to very low sulfur fuel oil, as mandated by the IMO 2020 regulations that took effect on January 1, 2020.

Operating Expenses. Total operating expenses for 2020 were $714.0 million, a decrease of $98.3 million, or 12%, compared to 2019. The following table sets forth our expense categories (in millions):

	2020	2019	$ Change
Compensation and employee benefits	$366.9	$470.4	$(103.4)
General and administrative	311.1	322.2	(11.1)
Asset impairments	25.6	—	25.6
Restructuring charges	10.3	19.7	(9.4)
Total	$714.0	$812.3	$(98.3)
The decrease in total operating expenses was primarily due to lower employee compensation and benefits costs, including lower incentive bonuses. Furthermore, as part of our cost-reduction initiatives, we materially reduced certain general and administrative expenses during 2020, which were offset by a higher provision for bad debt, principally due to the effects of the pandemic on our accounts receivable. Total operating expenses were also impacted by impairment charges of $25.6 million, principally associated with our decision to rationalize our global office footprint.

Income (loss) from Operations. Our income from operations for 2020 was $137.9 million, a decrease of $161.8 million, or 54%, compared to 2019. Income from operations during these periods was attributable to the following segments (in millions):

	2020	2019	$ Change
Aviation segment	$84.5	$283.9	$(199.4)
Land segment	72.6	55.0	17.6
Marine segment	58.5	67.1	(8.6)
	215.6	406.1	(190.4)
Corporate overhead - unallocated	(77.8)	(106.4)	28.6
Total	$137.9	$299.7	$(161.8)

Our income from operations, including unallocated corporate overhead, for the year ended 2020 was $137.9 million, a decrease of $161.8 million, or 54%, compared to 2019. The overall decrease was primarily attributable to the performance in our aviation segment.

Income from operations in our aviation segment for the year ended 2020 was $84.5 million, a decrease of $199.4 million as compared to 2019. Our aviation segment was significantly impacted by lower volumes and the correspondingly reduced profit contribution as a consequence of the decline in air travel due to the COVID-19 pandemic, as well as a reduction in government-related activity in Afghanistan. Aviation operating income also decreased during the year ended 2020 compared to 2019 due to increased expenses resulting from a materially higher bad debt expense because of the impact of the pandemic on the aviation industry, as well as the global office footprint rationalization impairment charge. Partially offsetting these higher expenses were significant reductions in compensation and administrative expenses over the course of 2020.

In our land segment, income from operations for the year ended 2020 was $72.6 million, an increase of $17.6 million compared to 2019. The higher profitability was primarily attributable to a reduction in compensation costs and general and administrative expenses, improved results in the U.K., together with growth in World Kinect. This was partially offset by lower volumes as a result of the pandemic, particularly in our retail, commercial and industrial activities in North America, as well as a decrease in our government-related activities in Afghanistan and the global office footprint rationalization impairment charge.
Our marine segment income from operations for the year ended 2020 was $58.5 million, a decrease of $8.6 million compared to 2019, driven by lower average prices and volume of activity in our core resale business and an impairment charge resulting from our global office footprint rationalization. The decrease in operating income was partially offset by higher profitability during the first two months of 2020, resulting from the shift to very low sulfur fuel oil, as mandated by the IMO 2020 regulations that took effect on January 1, 2020. Further offsetting the decrease in operating profitability was a reduction in compensation expense during 2020 compared to 2019.
Corporate overhead costs not charged to the business segments in 2020 were $77.8 million, a decrease of $28.6 million, or 27%, compared to 2019, primarily attributable to a reduction in compensation costs and general and administrative expenses.
Non-Operating Income (Expenses), net. We had non-operating income of $23.9 million, compared to expenses of $62.4 million for the years ended 2020 and 2019, respectively. The positive variance of $86.2 million compared to 2019 was driven principally by a gain on the sale of our Multi Service payment solutions business of $80.0 million principally in the land segment, as well as a reduction in interest expense and lower fees associated with our receivables purchasing programs.
Income Taxes. For the year ended 2020, our effective income tax rate was 32%, and our income tax provision was $52.1 million, compared to an effective income tax rate of 24% and an income tax provision of $56.2 million in 2019. The higher effective income tax rate for 2020, compared to 2019, resulted primarily from the impact of recording valuation allowances against our deferred tax assets in various foreign jurisdictions and the differences in the results of our subsidiaries in tax jurisdictions with different tax rates.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. Our net income for the year ended 2020 was $109.6 million compared to net income of $178.9 million in 2019. Diluted earnings per common share for the year ended 2020 was $1.71 per common share as compared to diluted earnings per common share of $2.69 in 2019.

Liquidity and Capital Resources
Our liquidity, consisting of cash, cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers, payments to our suppliers, changes in fuel prices, as well as our financial performance, which drives availability under our Credit Facility. Our availability under our Credit Facility, for example, is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Facility and is based in part on our adjusted consolidated earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the four immediately preceding fiscal quarters. Accordingly, significant fluctuations in our Adjusted EBITDA for a particular quarter can impact our availability to the extent it significantly alters our Adjusted EBITDA for the applicable preceding four quarters. See Item 1A. Risk Factors in Part I of this 10-K Report for additional information.

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

As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results through the first half of 2021, which could have a negative impact on our liquidity in the future. However, based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2020 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2020, 2019 and 2018 (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	2020	2019	2018
Net cash provided by (used in) operating activities	$604.1	$228.8	$(182.5)
Net cash provided by (used in) investing activities	72.8	(50.5)	286.0
Net cash provided by (used in) financing activities	(213.0)	(204.9)	(257.1)

2020 compared to 2019
Operating Activities. For the year ended December 31, 2020, net cash provided by operating activities was $604.1 million compared to $228.8 million provided during the year ended December 31, 2019.  The $375.4 million change in operating cash flows was principally due to favorable year-over-year changes in working capital, excluding cash, of $538.6 million, offset by: i) $90.9 million of noncash adjustments principally associated with a gain on sale of a business, ii) decrease of $71.4 million in Net income including noncontrolling interest, iii) $0.8 million decrease in certain other long term assets and liabilities. The changes in working capital, excluding cash, primarily reflect a $1.9 billion net decrease in accounts receivable, inventories, and prepaid expenses, offset by a $1.3 billion net decrease in accounts payable, customer deposits, and accrued expenses and other current liabilities.

Investing Activities. For the year ended December 31, 2020, net cash provided by investing activities was $72.8 million compared to net cash used of $50.5 million for the year ended December 31, 2019. The $123.4 million increase in cash flows was primarily due to an increase in net cash proceeds of $228.9 million received from the sales of businesses and a $29.6 million decrease in capital expenditures, partially offset by $128.6 million in cash paid to acquire our UVair fuel business.

Financing Activities. For the year ended December 31, 2020, net cash used in financing activities was $213.0 million compared to net cash used of $204.9 million for the year ended December 31, 2019. The $8.2 million change was principally due to a $33.5 million increase in net repayments of debt under our credit facility, increases of $4.5 million and $2.9 million in dividends and common stock repurchases, respectively, partially offset by a $32.8 million decrease related to the 2019 acquisition of a noncontrolling interest in a consolidated subsidiary.

Other Liquidity Measures
Cash and Cash Equivalents. As of December 31, 2020 and 2019, we had cash and cash equivalents of $658.8 million and $186.1 million, respectively. Our primary uses of cash and cash equivalents are to make strategic investments, primarily acquisitions, and to purchase inventory. We are provided unsecured trade credit by nearly all of our suppliers for our fuel purchases; however, a small number of suppliers require us to either prepay or provide a letter of credit. Increases in oil prices can negatively affect liquidity by increasing the amount of cash needed to fund fuel purchases as well as reducing the amount of fuel that we can purchase on an unsecured basis from our suppliers.
Credit Facility and Term Loans. Our Credit Agreement, as amended through December 31, 2020, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million. In addition, as of December 31, 2020 and 2019, we had $503.2 million and $515.6 million in Term Loans outstanding, respectively. We had no outstanding borrowings under our Credit Facility as of December 31, 2020. At December 31, 2019 we had outstanding borrowings of $55.0 million. Our issued letters of credit under the Credit Facility totaled $3.4 million and $4.3 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020 and 2019, the unused portion of our Credit Facility was $1.3 billion and $1.2 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2020, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
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

Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2020, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Credit Lines and Receivables Purchase Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2020 and 2019, our outstanding letters of credit and bank guarantees under these credit lines totaled $328.4 million and $375.2 million, respectively.
We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. During the third quarter of 2020, we amended our RPA with Citibank N.A. to, among other things, extend the renewal option term of the RPA through 2024. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. Under the RPAs, accounts receivable sold which remained outstanding at December 31, 2020 and 2019, were $306.9 million and $405.9 million, respectively. The reduction in accounts receivable sold and outstanding at December 31, 2020 was driven primarily by lower fuel prices and the decline in activity in our commercial aviation and marine businesses due to the impact of the pandemic on airlines and cruise lines.
Short-Term Debt. As of December 31, 2020, our short-term debt of $22.9 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings and finance lease obligations.
Contractual Obligations and Off-Balance Sheet Arrangements
Our contractual obligations and off-balance sheet arrangements are set forth below. For additional information on any of the following and other contractual obligations and off-balance sheet arrangements, see "Note 8. Debt, Interest Income, Expense and Other Finance Costs" and "Note 9. Commitments and Contingencies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.
Contractual Obligations
Debt and Interest Obligations. These obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on the expected payment dates.
Other Obligations. These obligations primarily consist of deferred compensation arrangements.
Unrecognized Income Tax Liabilities. As of December 31, 2020, our gross liabilities for unrecognized income tax benefits (“Unrecognized Tax Liabilities”), including penalties and interest, were $99.0 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

As of December 31, 2020, our contractual obligations were as follows (in millions):

	Total	Year 1	Years 2-3	Years 4-5	> 5 years
Debt and interest obligations	$570.7	$34.6	$102.0	$433.8	$0.2
Operating lease obligations	192.5	39.8	59.1	39.4	54.2
Finance lease obligations	20.2	4.4	7.4	4.8	3.6
Employment agreement obligations	0.9	0.9	—	—	—
Derivatives obligations	59.0	50.9	8.2	—	—
Purchase commitment obligations	88.4	58.1	30.4	—	—
Other obligations	8.5	1.3	2.9	2.1	2.2
Total	$940.2	$189.8	$210.0	$480.1	$60.3
Additionally, we have certain purchase contracts, that run through 2026, under which we agreed to purchase annually between 1.83 million barrels and 2.02 million barrels of aviation fuel at future market prices.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance, and expired letters of credit are renewed as needed. As of December 31, 2020, we had issued letters of credit and bank guarantees totaling $331.9 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in “Liquidity and Capital Resources” above.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $50.6 million as of December 31, 2020.

Critical Accounting Policies and Estimates

Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included elsewhere in this 2020 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the areas described below as critical to our business operations and the understanding of our results of operations given the uncertainties associated with the assumptions underlying each estimate. For a detailed discussion on the application of these and other significant accounting policies, see "Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.
Impairment Assessments of Goodwill, Long-Lived Assets and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information, including, but not limited to, the recoverability of the carrying value of our goodwill, long-lived assets (property and equipment, identifiable intangible assets and leases) and equity investments. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2020, the assumptions used, particularly the expected growth rates, the profitability embedded in our projected cash flow, the discount rate and the market-based multiples, were defined in the context of current and future potential impacts of COVID-19 on our business and other business factors such as the reduction in our government-related activity in Afghanistan. Management also considered the volatility in the company's market capitalization since the beginning of the pandemic and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units.

Based on the assessments performed, and supported by the available information as of December 31, 2020, we concluded that the fair value of our land and aviation reporting units were not less than their respective carrying values. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact of the pandemic, and it’s associated reduction in business are more severe or longer in duration than we have assumed, such impact could potentially result in impairments.
For further information pertaining to our 2020 impairment assessments, see "Note 5. Restructuring" and “Note 7. Goodwill and Identifiable Intangible Assets” within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.
Accounts Receivable and Allowance for Credit Losses
We maintain a provision for estimated credit losses based upon our historical experience with our customers, any specific customer collection issues that we have identified from current financial information and business prospects, as well as forward-looking information from market sources. Historical payment trends of our customers together with internal and external information about the economic outlook, geopolitical risks and macroeconomic events may not fully capture the current or future creditworthiness of our customers, particularly in difficult economic periods. As a result of the challenges inherent in estimating which customers are less likely to remit amounts owed to us, our provision for estimated credit losses may not always be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses could adversely affect our results of operations and cash flow. For additional information on the credit risks inherent in our business, see “Item 1A – Risk Factors” in this 2020 10‑K Report.
Inventories
When estimating the net realizable value of inventory, we utilize a variety of observable fuel indices and other indicators. Sharp negative changes in these indices can result in a reduction of our inventory valuation, which could have an adverse material impact on our results of operations in the period in which we take the adjustment.
Business Combinations
Business combinations are accounted for using a fair value model. This model is required when the definition of a business is met. In contrast, asset acquisitions are accounted for using a cost accumulation and allocation model. The initial and subsequent measurement of certain assets acquired and, consequently, our results of operations are impacted differently depending on the model. In a business combination, the residual fair value generated in the acquisition is recognized as goodwill which is tested for impairment but not amortized, while in an asset acquisition, any residual fair value is allocated on a relative fair value basis to all qualifying identifiable net assets acquired and subsequently amortized. To conclude if the definition of a business is met, we need to conclude whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets which requires significant judgment to determine the fair value and if and how assets should be grouped.
Revenue Recognition
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. We generally recognize fuel sales and services revenue on a gross basis as we have control of the products or services before they are delivered to our customers. In drawing this conclusion, we consider various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements.
Income Taxes
The Tax Cuts and Jobs Act (the “Tax Act”), enacted on December 22, 2017, significantly changed the U.S. Internal Revenue Code, by, among other things, reducing the U.S. corporate income tax rate, modifying or repealing many business deductions and credits, adopting elements of a territorial tax system, taxing global intangible low-taxed income (“GILTI”), assessing a repatriation tax or “toll-charge” on undistributed earnings and profits of U.S.-owned foreign corporations, and introducing certain base erosion and anti-abuse minimum tax (“BEAT”) provisions. Several final and proposed regulations were issued during 2020 regarding foreign tax credits, and GILTI, among other areas.

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
Leases
Determining whether a contract contains a lease requires judgment regarding whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration. Assessing whether we have obtained the right to substantially all of the economic benefits and the ability to direct how, and for what purpose, the asset is used requires more judgment in storage arrangements where we must determine whether our rights to capacity may represent substantially all of the available capacity at a location. We also make estimates about the lease term, as some of these arrangements may include optional renewals, terminations or purchase options, which are considered in our assessments when they are reasonably certain to occur. Determining the incremental borrowing rate at lease commencement (or modification) requires judgment as it is based on our estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. All these estimates could lead to higher or lower lease related assets and liabilities.
Derivatives
We enter into financial derivative contracts to mitigate our risk of fuel market price fluctuations in aviation, land and marine fuel as well as changes in interest and foreign currency exchange rates. Also, to offer our customers fuel pricing alternatives to meet their needs. While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations.
Measurement of the fair value of our derivatives also requires the assessment of certain risks related to non-performance, which requires a significant amount of judgment.
Loss Contingencies
A number of claims, complaints or proceedings may arise in the ordinary course of business and may be outstanding against the company. Our estimates regarding potential losses are based on our judgment and assessment of currently available information. Any adverse resolution could have a material adverse effect on our Consolidated Financial Statements or disclosures. Although we continue to reassess our reserves and estimates based on new developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates. For additional information on contingencies, see “Item 1A – Risk Factors” and "Note 9. Commitments and Contingencies " in this 2020 10‑K Report.
Recent Accounting Pronouncements
Information regarding accounting standards adopted during 2020 is included in "Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report.

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
As of December 31, 2020 and 2019, the notional and fair market values of our commodity-based derivative instruments position were as follows (in millions, except weighted average contract price):

Commodity Contracts (In millions of BBL)			As of December 31, 2020			As of December 31, 2019
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2020	—	$—	$—	(4.1)	$79.910	$(18.3)
		2021	(3.3)	53.291	2.9	—	76.148	—
		2022	(0.1)	54.256	(0.4)	—	—	—
					2.5			(18.3)

Non-designated hedge	Commodity contracts	2020	—	—	—	13.5	2.190	16.1
		2021	13.9	1.052	24.3	0.8	4.343	3.6
		2022	1.0	1.067	7.8	(0.4)	8.711	1.4
		2023	—	9.333	4.3	(0.1)	5.705	0.3
		2024	0.1	10.118	4.4	—	—	—
		Thereafter	—	10.745	1.7	(0.2)	6.629	0.9
					42.5			22.3
Total commodity derivative contracts					$45.0			$4.0

Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2020 would have a material impact on our income from operations.

The foreign currency denominated notional amounts and fair values in U.S. dollars of our exposures from our foreign currency exchange derivatives at December 31, 2020, were primarily related to the following (in millions, except weighted average contract price):

As of December 31, 2020
Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount

2021	AUD	(1.6)	0.721	$(0.1)
2021	CHF	(1.7)	0.911	(0.1)
2021	CLP	(8,679.8)	788.066	(1.3)
2021	COP	(31,601.2)	3,864.214	(1.0)
2021	EUR	(120.5)	1.203	(6.0)
2021	GBP	29.6	1.275	1.5
2021	KRW	(21,066.6)	1,149.519	(1.1)
2021	MXN	77.4	20.946	(0.2)
2021	NOK	(314.6)	8.739	(2.6)
2021	PHP	(165.5)	51.122	(0.2)
2021	ZAR	(125.3)	16.466	(1.1)
Total foreign currency exchange derivative contracts				$(12.3)
The total fair value of these contracts as of December 31, 2020, was a liability of $12.3 million and will be settled in 2021. At December 31, 2019, the fair value of our foreign currency exchange derivatives was a liability of $9.5 million, the majority of which were settled in 2020. Refer to "Note 4. Derivative Instruments" within "Part IV. Item 15. Notes to the Consolidated Financial Statements" included in this 2020 10-K Report for additional details.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2020, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively. As of December 31, 2020, we had no outstanding borrowings under our Credit Facility and $503.2 million in Term Loans. As of December 31, 2020, the aggregate outstanding balance of our finance lease obligations was $18.2 million which bear interest at annual rates ranging from 1.0% to 5.9%. Our other remaining outstanding debt of $3.3 million, as of December 31, 2020, primarily relates to loans payable in varying amounts throughout 2028 and bear interest at annual rates ranging from zero to 3.5%. The weighted average interest rate on our short-term debt was 3.4% as of December 31, 2020. A 1% fluctuation in the interest rate on our outstanding debt would result in a $5.0 million change in interest expense during the next twelve months.
In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025 (the "Swap"). The Swap agreement effectively locks in the variable interest cash flows we will pay for a portion of our Eurodollar rate loans at 0.55%. The fair value of the interest rate swap contract as of December 31, 2020 was a liability of $3.7 million.
The following table presents the contractual weighted average interest rates and expected cash flows by maturity dates as of December 31, 2020 (in millions, except weighted average interest rates):

Expected Maturity Date
Interest Rate Swap	2021	2022	2023	2024	2025	Fair Value
Notional Value: $300						$3.7
Variable to Fixed [1]	$(1.3)	$(1.2)	$(0.9)	$(0.3)	$0.1
Average pay rate	0.55%	0.55%	0.55%	0.55%	0.55%
Average receive rate	0.13%	0.16%	0.24%	0.44%	0.64%
1 Represents discounted net cash flow receipts or (payments).

Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 26, 2021, and the Selected Quarterly Financial Data (Unaudited), are set forth in Item 15 of this 2020 10‑K Report.
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
As of the end of the period covered by this 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2020.

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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2020.

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
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders (“2021 Proxy”) to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2020.

Item 11. Executive Compensation

Information on executive compensation is incorporated herein by reference from our 2021 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2021 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2021 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services

Information on principal accounting fees and services is incorporated herein by reference from our 2021 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2020.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2020 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm	45

	(ii)	Consolidated Balance Sheets	48

	(iii)	Consolidated Statements of Income and Comprehensive Income	49

	(iv)	Consolidated Statements of Shareholders’ Equity	50

	(v)	Consolidated Statements of Cash Flows	51

	(vi)	Notes to the Consolidated Financial Statements	53

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2020 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our 2019 10-K).
10.1	Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *
10.2	Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *
10.3	Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *
10.4	Amendment No. 3, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 11, 2014). *
10.5	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *
10.6	World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *
10.7	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.8	2020 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020). *
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

10.13	Form of Named Executive Officer 2017 Performance-Based Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.12 to our 2017 10-K). *
10.14	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *
10.15	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q"). *
10.16	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017 ("2016 10-K"). *
10.17	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.18	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *

Exhibit No.	Description
10.19	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.20	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.21	Form of John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.5 to our 2017 10-Q). *
10.22	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.23	Performance-Based Restricted Stock Unit Grant Agreement, dated as of November 10, 2017, between World Fuel Services Corporation and Jeffrey P. Smith (incorporated by reference herein from Exhibit 10.25 to our 2017 10-K). *
10.24	Form of Named Executive Officer Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan.*
10.25	Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*
10.26	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).
10.27	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).
10.28	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).
10.29	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).
10.30	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101	The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Goodwill Impairment Assessment - Aviation and Land Reporting Units

As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $858.6 million as of December 31, 2020, which is allocated among the Aviation and Land reporting units. Management conducts an impairment assessment as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of the goodwill may be impaired. To determine whether goodwill is impaired, management compares the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure if any amount of goodwill should be impaired. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of a reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Aviation and Land reporting units is a critical audit matter are the significant judgment by management when developing the fair value of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected growth rates, profitability, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units and significant assumptions used in the estimated future cash flows. These procedures also included, among others, testing management’s process for developing the fair value of the Aviation and Land reporting units, which included evaluating the appropriateness of the income and market approaches; testing the completeness and accuracy of underlying data used in the income and market approaches; and evaluating the reasonableness of significant assumptions related to expected growth rates, profitability, and the discount rates. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income and market approaches and evaluating the reasonableness of the discount rate assumptions.

/s/PricewaterhouseCoopers LLP
Miami, Florida
February 26, 2021

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	As of December 31,
	2020	2019
Assets:
Current assets:
Cash and cash equivalents	$658.8	$186.1
Accounts receivable, net of allowance for credit losses of $53.8 million and $35.5 million as of December 31, 2020 and 2019, respectively	1,238.4	2,891.9
Inventories	344.3	593.3
Prepaid expenses	51.1	80.6
Short-term derivative assets, net	66.4	59.5
Other current assets	280.4	358.8
Total current assets	2,639.3	4,170.1
Property and equipment, net	342.6	360.9
Goodwill	858.6	843.7
Identifiable intangible and other non-current assets	659.8	617.7
Total assets	$4,500.3	$5,992.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$22.9	$54.1
Accounts payable	1,214.7	2,602.7
Customer deposits	155.8	126.7
Accrued expenses and other current liabilities	290.6	378.9
Total current liabilities	1,684.0	3,162.4
Long-term debt	501.8	574.7
Non-current income tax liabilities, net	215.5	210.1
Other long-term liabilities	186.1	151.3
Total liabilities	2,587.4	4,098.5
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 62.9 and 65.2 issued and outstanding as of December 31, 2020 and 2019, respectively	0.6	0.7
Capital in excess of par value	204.6	274.7
Retained earnings	1,836.7	1,761.3
Accumulated other comprehensive loss	(132.6)	(146.3)
Total World Fuel shareholders' equity	1,909.3	1,890.4
Noncontrolling interest	3.6	3.5
Total equity	1,912.9	1,893.9
Total liabilities and equity	$4,500.3	$5,992.4
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2020	2019	2018
Revenue	$20,358.3	$36,819.0	$39,750.3
Cost of revenue	19,506.5	35,707.0	38,731.8
Gross profit	851.8	1,112.0	1,018.5
Operating expenses:
Compensation and employee benefits	366.9	470.4	442.1
General and administrative	311.1	322.2	299.6
Asset impairments	25.6	—	—
Restructuring charges	10.3	19.7	17.1
	714.0	812.3	758.8
Income from operations	137.9	299.7	259.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(44.9)	(73.9)	(71.0)
Other income (expense), net	68.8	11.5	(3.8)
	23.9	(62.4)	(74.8)
Income (loss) before income taxes	161.7	237.3	184.9
Provision for income taxes	52.1	56.2	55.9
Net income (loss) including noncontrolling interest	109.6	181.1	129.0
Net income (loss) attributable to noncontrolling interest	0.1	2.2	1.3
Net income (loss) attributable to World Fuel	$109.6	$178.9	$127.7
Basic earnings per common share	$1.72	$2.71	$1.89
Basic weighted average common shares	63.7	66.1	67.4
Diluted earnings per common share	$1.71	$2.69	$1.89
Diluted weighted average common shares	64.0	66.5	67.7
Comprehensive income:
Net income (loss) including noncontrolling interest	$109.6	$181.1	$129.0
Other comprehensive income (loss):
Foreign currency translation adjustments	13.8	8.2	(27.3)
Cash flow hedges, net of income tax benefit of $0.0, benefit of $8.7, and expense of $7.0 for 2020, 2019, and 2018, respectively	(0.1)	(25.5)	21.0
Other comprehensive income (loss)	13.7	(17.3)	(6.3)
Comprehensive income (loss) including noncontrolling interest	123.3	163.7	122.6
Comprehensive income (loss) attributable to noncontrolling interest	—	(2.7)	(1.2)
Comprehensive income (loss) attributable to World Fuel	$123.3	$166.5	$123.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value		Accumulated Other Comprehensive Loss	Total World Fuel Shareholders’ Equity	Noncontrolling Interest
	Shares	Amount		Retained Earnings				Total Equity
Balance as of December 31, 2017	67.7	$0.7	$354.9	$1,492.8	$(126.5)	$1,721.9	$16.0	$1,738.0
Net income	—	—	—	127.7	—	127.7	1.3	129.0
Cash dividends declared	—	—	—	(16.1)	—	(16.1)	—	(16.1)
Amortization of share-based payment awards	—	—	7.7	—	—	7.7	—	7.7
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.1)	—	—	(2.1)	—	(2.1)
Purchases of common stock	(0.7)	—	(20.0)	—	—	(20.0)	—	(20.0)
Other comprehensive income (loss)	—	—	—	—	(5.2)	(5.2)	(1.2)	(6.3)
Reclassification of certain tax effects from US Tax Reform	—	—	(0.2)	1.6	—	1.4	—	1.4
Balance as of December 31, 2018	67.0	0.7	340.4	1,606.1	(131.7)	1,815.4	16.1	1,831.6
Net income	—	—	—	178.9	—	178.9	2.2	181.1
Cash dividends declared	—	—	—	(23.6)	—	(23.6)	—	(23.6)
Amortization of share-based payment awards	—	—	22.4	—	—	22.4	—	22.4
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Acquisition of remaining 49% equity interest	—	—	(20.6)	—	—	(20.6)	(12.1)	(32.7)
Other comprehensive income (loss)	—	—	—	—	(14.6)	(14.6)	(2.7)	(17.3)
Balance as of December 31, 2019	65.2	0.7	274.7	1,761.3	(146.3)	1,890.4	3.5	1,893.9
Net income (loss)	—	—	—	109.6	—	109.6	0.1	109.6
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Cash dividends declared	—	—	—	(25.5)	—	(25.5)	—	(25.5)
Amortization of share-based payment awards	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Purchases of common stock	(2.6)	—	(68.3)	—	—	(68.3)	—	(68.3)
Other comprehensive income (loss)	—	—	—	—	13.7	13.7	—	13.7
Other	—	—	1.2	2.4	—	3.7	—	3.7
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$109.6	$181.1	$129.0
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	85.8	87.4	81.5
Provision for bad debt	63.7	25.9	25.1
Share-based payment award compensation costs	(0.9)	23.6	8.3
Deferred income tax expense (benefit)	(14.4)	3.3	(3.2)
Restructuring charges	0.3	12.6	—
Foreign currency (gains) losses, net	0.6	10.8	8.7
Gain on sale of business	(80.0)	(13.9)	—
Other	1.9	(1.8)	(3.3)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net (reduced by beneficial interests received in exchange for accounts receivables sold of $369.8 for the year ended December 31, 2018)	1,300.3	(164.1)	(445.2)
Inventories	251.0	(61.3)	(11.8)
Prepaid expenses	28.1	(17.8)	(5.3)
Short-term derivative assets, net	(6.9)	132.0	(151.3)
Other current assets	63.2	(52.8)	(53.1)
Cash collateral with counterparties	44.2	(42.7)	29.2
Other non-current assets	(8.7)	33.6	(61.5)
Accounts payable	(1,223.9)	143.7	171.3
Customer deposits	23.6	8.1	11.8
Accrued expenses and other current liabilities	(87.6)	(91.9)	72.5
Non-current income tax, net and other long-term liabilities	54.3	12.8	14.8
Total adjustments	494.5	47.7	(311.5)
Net cash provided by (used in) operating activities	604.1	228.8	(182.5)
Cash flows from investing activities:
Cash receipts of retained beneficial interests in receivable sales	—	—	369.8
Acquisition of business, net of cash acquired	(128.6)	—	(21.3)
Proceeds from sale of business, net of divested cash	259.6	30.8	—
Capital expenditures	(51.3)	(80.9)	(72.3)
Other investing activities, net	(6.9)	(0.4)	9.8
Net cash provided by (used in) investing activities	72.8	(50.5)	286.0
Cash flows from financing activities:
Borrowings of debt	2,095.4	5,001.7	6,188.4
Repayments of debt	(2,207.4)	(5,080.2)	(6,407.3)
Dividends paid on common stock	(25.6)	(21.1)	(16.2)
Repurchases of common stock	(68.3)	(65.4)	(20.0)
Other financing activities, net*	(7.1)	(39.9)	(2.1)
Net cash provided by (used in) financing activities	(213.0)	(204.9)	(257.1)
Effect of exchange rate changes on cash and cash equivalents	8.8	1.0	(7.0)
Net increase (decrease) in cash and cash equivalents	472.7	(25.6)	(160.6)
Cash and cash equivalents, as of the beginning of the period	186.1	211.7	372.3
Cash and cash equivalents, as of the end of the period	$658.8	$186.1	$211.7
* 2019 includes $32.7 million cash paid for the acquisition of 30% non-controlling interest of a consolidated subsidiary, Avinode Group AB.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year Ended December 31,
	2020	2019	2018
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$45.1	$77.0	$73.8
Income taxes	$68.5	$82.9	$85.3

Supplemental Schedule of Noncash Investing and Financing Activities

Cash dividends declared, but not yet paid, were $6.3 million, $6.5 million and $4.0 million as of December 31, 2020, 2019 and 2018 respectively.

Net noncash consideration for the acquisition and sale of businesses was $11.5 million as of December 31, 2020.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies
World Fuel Services Corporation (the “Company”) was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K (“2020 10‑K Report”) as “World Fuel,” “we,” “our” and “us.”
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

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition in the beginning of 2020, we experienced a sharp decline in demand and related sales during the second quarter, as large sectors of the global economy were adversely impacted by the crisis. Accordingly, during the first quarter of 2020, we commenced a restructuring initiative focused on further streamlining our operations and sharpening our deployment of resources, not only in our land segment but also in our other segments due to the adverse impacts of the pandemic. During the second quarter of 2020, we expanded this restructuring to include the rationalization of our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. While demand showed some moderate improvement during the second half of 2020, our results remained well below pre-pandemic levels.

We make estimates and assumptions that affect the reported amounts within our Consolidated Financial Statements and accompanying Notes as of the date of the Consolidated Financial Statements. We assessed accounting estimates that require consideration of forecasted financial information, including, but not limited to, our allowance for credit losses, the recoverability of the carrying value of our goodwill and long-lived assets. These assessments were conducted in the context of information reasonably available to us, as well as our consideration of the future potential impacts of COVID-19 on our business as of December 31, 2020. At this time, we are unable to predict with specificity the ultimate impact of the crisis, as it will depend on the magnitude, severity and duration of the pandemic, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in additional impairments or increases in credit allowances.

A. Basis of Presentation
The Consolidated Financial Statements and related Notes include our parent company and all wholly-owned and majority-owned subsidiaries and joint ventures where we exercise control. Our Consolidated Financial Statements include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Our fiscal year-end is as of and for the year ended December 31 for each year presented. All intercompany transactions among our businesses have been eliminated.
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

Accounting Standards Issued But Not Yet Adopted

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and Scope. In March 2020 and January 2021, ASU 2020-04 and ASU 2021-01 were issued, respectively. The amendments provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burden in accounting for (or recognizing the effects of) contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued because of reference rate reform. The ASU’s were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the contracts that could be affected by an alternative reference rate and assessing the potential effects of the ASU’s on the consolidated financial statements but does not anticipate a material impact to its Consolidated Financial Statements or processes. Additionally, LIBOR fallback language has been included, when applicable, in new and renewed contracts entered into by the Company in preparation for transition from LIBOR to alternative reference rates when such transition occurs.
Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on the Company’s Consolidated Financial Statements or processes.

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
E. Accounts Receivable and Allowance for Credit Losses
Accounts receivable are measured at amortized cost. The health of our accounts receivable is continuously monitored using a risk-based model, taking into consideration both the timeliness and predictability of collections from our customers. We maintain a provision for estimated credit losses based upon our historical experience with our customers, along with any specific customer collection issues that we have identified from current financial information and business prospects, as well as any political or economic conditions or other market factors, including certain assumptions based on reasonable forward-looking information from market sources. Principally based on these credit risk factors, portfolio segments are defined and an internally derived risk-based credit loss reserve is established and applied to each portfolio segment. Customer account balances that are deemed to be at high risk of collectability are reserved at higher rates than customer account balances which we expect to collect without difficulty.
F. Inventories
Inventories are valued primarily using weighted average cost and first-in-first-out in certain limited locations. Inventory is stated at the lower of average cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the Consolidated Statements of Income and Comprehensive Income in the period in which it occurs. We utilize a variety of fuel indices and other indicators to calculate the net realizable value. Components of inventory include fuel purchase costs, any related transportation or distribution costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.

G. Business Combinations
A business combination occurs when an entity obtains control of a business by acquiring its net assets, or some or all of its equity interests.
Before applying the acquisition method, we determine whether a transaction meets the definition of a business combination. For a transaction to be accounted for as a business combination, the entity or net assets acquired must meet the definition of a business as defined in ASC 805. Under the acquisition method, the purchase price is allocated to all identifiable assets acquired, all liabilities assumed and any noncontrolling interest at the fair value as of the acquisition date. Any residual difference with the consideration transferred is recognized as Goodwill. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic value and expected synergies that the acquisition would bring to our existing operations. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.
If the assets acquired do not meet the definition of a business, we account for the transaction as an asset acquisition and goodwill is not recognized but rather any residual difference with the consideration transferred is allocated on a relative fair value basis to all qualifying identifiable net assets acquired.
H. Fair Value
Fair value is the price to sell an asset or transfer a liability and therefore represents an exit price in the principal market (or in the absence of a principal market, the most advantageous market). It represents a market-based measurement that contemplates a hypothetical transaction between market participants at the measurement date.
Depending on the type of assets, we calculate the fair value using the income approach (e.g., based on the present value of estimated future cash flows), the market approach or a combination of both. The unique characteristics of an asset or liability and the availability of observable prices affect the number of valuation approaches and/or techniques used in a fair value analysis. We measure fair value using observable and unobservable inputs. We give the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).
We apply the following fair value hierarchy:

•Level 1 - Quoted prices (unadjusted) in active markets for identical assets and liabilities.
•Level 2 - Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices; and inputs that are not directly observable but are corroborated by observable market data.
•Level 3 - Inputs that are unobservable.
For additional information pertaining to our fair value measurements, see "Note 12. Fair Value Measurements."
I. Derivatives
Our derivative contracts are recognized at their estimated fair market value. The fair value of our derivatives is derived using observable and certain unobservable inputs, such as basis differentials, which are based on the difference between the historical prices of our prior transactions and underlying observable data; and incorporates the effect of nonperformance risk.

If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of Revenue, Cost of revenue or Other income (expense), net (based on the underlying transaction type) in the Consolidated Statements of Income and Comprehensive Income. Derivatives that qualify for hedge accounting may be designated as either a fair value or cash flow hedge. At the inception, and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the Consolidated Statements of Income and Comprehensive Income. For our cash flow hedges, the changes in the fair market value of the hedging instrument are initially recognized in other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into the same line item as the underlying forecasted transaction in the Consolidated Statements of Income and Comprehensive Income when both are settled or deemed probable of not occurring. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. For more information on our derivatives, see "Note 4. Derivatives Instruments."
J. Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily by using the straight-line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us (including property and equipment) are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
Purchases of computer software and external costs and certain internal costs directly associated with developing significant computer software applications for internal use are capitalized within property and equipment, which also includes hosting arrangements when we have the contractual right to take possession of the software at any time during the hosting period and it is feasible for us to either run the software in our own hardware or contract with another unrelated party to host the software. Amortization of such costs is calculated primarily by using the straight-line method over the estimated useful life of the software.
K. Goodwill
Goodwill is evaluated for impairment at the reporting unit level, initially based on an assessment of qualitative factors to determine whether it is more likely than not that the fair value of any individual reporting unit is less than its carrying amount. Management conducts an impairment assessment as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
To determine whether goodwill is impaired, we compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of a reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available as of the testing date, including our annual operating plan, which is completed annually during the fourth quarter and is approved by our Board of Directors. The estimated cash flows are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions. All our estimates are considered supportable assumptions that we believe are reasonable and are based on a number of factors including industry experience, internal benchmarks, and the economic environment.

L. Identifiable Intangible Assets
In connection with our acquisitions, we record identifiable intangible assets at fair value. Identifiable intangible assets subject to amortization are amortized over their estimated useful lives and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We assess identifiable intangible assets not subject to amortization at least annually during the fourth quarter of each year for potential impairment. This analysis generally involves the use of qualitative and quantitative analyses to estimate whether the estimated future cash flows generated as a result of these assets will be greater than or equal to the carrying value assigned to such assets.
M. Investments
We held investments where we own less than 50% of the outstanding voting shares of the company. We account for investments primarily under the equity method as we have the ability to exercise significant influence over the operating and financial policies of the investee, but do not have control.
The carrying amount of an equity method investment is increased to reflect our share of income and is reduced to reflect our share of losses of the investee, dividends received and other-than-temporary impairments. Investments accounted for under the equity method are assessed whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable.
We assess our intent and/or ability to recover the carrying amount of the investment over a long period. However, if the fair value of the investment is less than its carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment is recognized. Impairments are classified as Impairments within the Consolidated Statements of Income and Comprehensive Income.
N. Revenue Recognition
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
O. Share-Based Payment Awards
We account for share-based payment awards on a fair value basis of the equity instrument issued. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur.

P. Foreign Currency
The functional currency of our U.S. and foreign subsidiaries is the U.S. dollar, except for certain subsidiaries which utilize their respective local currency as their functional currency. Foreign currency transaction gains and losses are recognized upon settlement of foreign currency transactions. In addition, for unsettled foreign currency transactions, foreign currency transaction gains and losses are recognized for changes between the transaction exchange rates and month-end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income in the period incurred.
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
Q. Income Taxes
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

R. Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include awards of restricted stock subject to forfeitable dividends, non-vested restricted stock units ("RSUs"), performance stock units where the performance requirements have been met, and settled stock appreciation rights awards ("SSARs"). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.

S. Leases
We adopted ASU 2016-02, including the related codification amendments, in the first quarter of 2019 utilizing the modified retrospective transition method and applying the transition provisions at the effective date.
We determine if an arrangement is a lease at inception. Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.
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
We test right-of-use asset in an operating or finance lease at the asset group level (because these assets are long-lived nonfinancial assets and should be accounted for the same way as other long-lived nonfinancial assets) whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
T. Loss Contingencies
In determining whether an accrual for a loss contingency is required, we first assess the likelihood of occurrence of the future event or events that will confirm the loss. When a loss is probable (the future event or events are likely to occur) and the amount of the loss can be reasonably estimated, the estimated loss is accrued. If the reasonable estimate of the loss is a range and an amount within the range appears to be a better estimate than any other amount within the range, that amount should be accrued. However, if no amount within the range is a better estimate, the minimum amount in the range should be accrued.
When a loss is reasonably possible (the chance of the future event or events occurring is more than remote but less than likely), no accrual is recognized.

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

We had accounts receivable of $1.2 billion and $2.9 billion as of December 31, 2020 and 2019, respectively. We also had an allowance for credit losses, primarily related to accounts receivable, of $57.3 million and $35.5 million, as of December 31, 2020 and 2019, respectively. Changes to the expected credit loss provision during the year ended December 31, 2020 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information including the expected overall impact of the pandemic mainly to the aviation segment.  Write-off of uncollectible receivables during the year ended December 31, 2020 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of December 31, 2020, 91% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for credit losses (in millions):

	2020	2019	2018
Balance as of beginning of period*	$46.6	$39.4	$27.8
Charges to provision for credit losses	63.7	25.9	25.1
Write-off of uncollectible receivables	(53.7)	(32.2)	(16.2)
Recoveries of credit losses	1.0	2.4	2.9
Translation adjustments	(0.3)	—	(0.1)
Balance as of end of period	$57.3	$35.5	$39.4

* For 2020, the balance as of the beginning of the period includes the $11.1 million cumulative transition adjustment related to the implementation of ASU 2016-13.

Trade Accounts Receivable Sale Programs
We have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. During the third quarter of 2020, we amended our RPA with Citibank N.A. to, among other things, extend the renewal option term of the RPA through 2024. Accounts receivable sold under the RPAs are accounted for as sales, in accordance with ASC Topic 860, Transfers and Servicing, and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Consolidated Balance Sheets. Fees and interest paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Income and Comprehensive Income.

Under the RPAs, sold accounts receivable which remained outstanding at December 31, 2020 and 2019, were $306.9 million and $405.9 million, respectively. The fees and interest paid under the RPA were $11.8 million, $25.9 million, and $19.9 million, for years ended 2020, 2019 and 2018, respectively. For the years ended December 31, 2020, 2019 and 2018, cash payments to the owners of account receivables were $4.4 billion, $8.2 billion and $7.9 billion respectively and cash proceeds from the sale of account receivables were $4.3 billion, $8.2 billion and $7.9 billion respectively.

3. Acquisitions and Divestitures
2020 Divestitures
On September 30, 2020, we completed the sale of our Multi Service payment solutions business ("MSTS") pursuant to the definitive agreement signed on July 30, 2020, for gross cash proceeds at closing of $303.5 million (cash proceeds net of post-closing working capital adjustments and cash sold was $259.6 million), subject to additional deferred payment of $75.0 million of which $50.0 million will be conditioned on MSTS's achievement of certain financial targets in 2021 and 2022. The contingent consideration was measured at fair value at the day of the closing. The sale resulted in a pre-tax gain of $80.0 million, net of costs to sell, that was included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $12.9 million was included in Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the sale, MSTS was a reporting unit mainly reported within the land segment. The sale did not meet the criteria to be reported as a discontinued operation.

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

The purchase price allocation was finalized in the third quarter of 2020. The following table summarizes the final aggregate consideration, updated for certain working capital items, and the final fair value of the assets acquired and liabilities assumed. The total consideration includes a deferred payment that is outstanding as of December 31, 2020.

(In millions)	Total
Cash paid for acquisition of business	$129.0
Amounts due to sellers	30.0
Purchase price	$159.0

Assets acquired:
Accounts receivable	$42.8
Goodwill and identifiable intangible assets	123.3
Other current and long-term assets	3.8

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(1.0)
Purchase price	$159.0
Goodwill in the amount of $79.1 million was recorded and was assigned to the aviation segment. We anticipate that $70.2 million of the goodwill assigned to the aviation segment will be deductible for tax purposes and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our aviation segment. The identifiable intangible assets were $44.3 million and primarily consisted of customer relationships and other identifiable assets.

The financial position, results of operations and cash flows of these acquisitions have been included in our Consolidated Financial Statements since their acquisition dates and did not have a material impact on our consolidated revenue and net income for the year ended December 31, 2020; accordingly, pro forma information for these acquisitions have not been provided as the impact was not considered material.

2019 Acquisitions and Divestitures
We made no material acquisitions or divestitures during 2019.

2018 Acquisitions and Divestitures
We made no material divestitures during 2018

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

The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Balance Sheet Location	2020	2019	2020	2019
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$124.9	$—	$120.7	$—
	Accrued expenses and other current liabilities	1.0	1.7	2.3	20.0
	Other long-term liabilities	0.1	—	0.5	—
		126.0	1.7	123.5	20.0

Interest rate contract	Accrued expenses and other current liabilities	—	—	1.3	—
	Other long-term liabilities	—	—	2.4	—
		—	—	3.7	—

Total derivatives designated as hedging instruments		126.0	1.7	127.2	20.0

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	164.9	65.7	102.7	7.2
	Identifiable intangible and other non-current assets	32.1	23.0	7.9	4.8
	Accrued expenses and other current liabilities	30.5	161.0	68.4	203.4
	Other long-term liabilities	17.5	7.7	23.5	19.7
		245.0	257.3	202.5	235.0

Foreign currency contracts	Short-term derivative assets, net	—	1.2	—	0.2
	Accrued expenses and other current liabilities	7.5	0.9	19.6	11.4
	Other long-term liabilities	—	—	0.2	—
		7.5	2.0	19.8	11.6
Total derivatives not designated as hedging instruments		252.5	259.4	222.3	246.6

Total derivatives		$378.5	$261.1	$349.5	$266.6
For information regarding our derivative instruments measured at fair value after netting and collateral see "Note 12. Fair Value Measurements."

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of December 31, 2020 (in millions):

	As of December 31,
Derivative Instruments	Units	2020
Commodity contracts
Long	BBL	60.4
Short	BBL	(48.8)
Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(347.0)
Buy U.S. dollar, sell other currencies	USD	559.7

As of December 31, 2020 and 2019, the following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in million):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Inventory	$44.5	$30.7	$4.9	$2.3

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Twelve Months Ended December 31,
	2020			2019		2018
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Revenue	Cost of Revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$20,358.3	$19,506.5	$48.6	$36,819.0	$35,707.0	$39,750.3	$38,731.8
Gain (Loss) on fair value hedge relationships
Commodity contracts
Hedged Item	—	(8.2)	—	—	18.1	—	(1.6)
Derivatives designated as hedging instruments	—	9.4	—	—	(16.1)	—	0.5
Gain (Loss) on cash flow hedge relationships
Commodity contracts
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	31.3	(181.1)	—	(8.5)	36.6	(23.5)	45.5
Interest rate contract
Amount of Gain (Loss) Reclassified from Accumulated OCI into Income	—	—	(0.5)	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$20,327.0	$19,326.6	$48.1	$36,827.5	$35,745.6	39,773.7	38,776.1
For the twelve months ended December 31, 2020, 2019 and 2018, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of December 31, 2020, on a pre-tax basis for commodity cash flow hedges, $108.9 million and $106.4 million is scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on our accumulated other comprehensive income, Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Year Ended			Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income	For the Year Ended
	December 31,				December 31,
Derivative Instruments	2020	2019	2018	Location	2020	2019	2018
Commodity contracts	$(20.8)	$(157.9)	$130.3	Revenue	$31.3	$(8.5)	$(23.5)
Commodity contracts	(126.4)	160.6	(87.8)	Cost of revenue	(181.1)	36.6	45.5
Interest rate contract	(3.2)	—	—	Interest expense and other financing costs, net	(0.5)	—	—
Foreign Currency contracts	—	—	(1.1)	Other Income (expense) net	—	—	(1.1)
Total gain (loss)	$(150.4)	$2.7	$41.5	Total gain (loss)	$(150.3)	$28.1	$20.9

For the twelve months ended December 31, 2020, the amounts not recorded in Accumulated Other Comprehensive Income due to intra-period settlement but recognized in Revenue and Cost of revenue was a gain of $505.6 million and a loss of $181.6 million, respectively. During the twelve months ended December 31, 2019, the amounts recognized were a loss of $51.5 million and $7.1 million in Revenue and Cost of revenue, respectively. For the twelve months ended December 31, 2018, the amounts recognized were a loss of $34.4 million and a gain of $21.3 million in Revenue and Cost of revenue, respectively.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Year Ended
		December 31,
Derivative Instruments - Non-designated	Location	2020	2019	2018
Commodity contracts
	Revenue	$235.2	$269.5	$147.6
	Cost of revenue	(121.1)	(221.8)	(119.8)
		114.1	47.7	27.8
Foreign currency contracts
	Revenue	(3.2)	(0.3)	1.4
	Other (expense) income, net	(13.4)	(0.5)	5.3
		(16.6)	(0.7)	6.7
Total gain		$97.5	$46.9	$34.5

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of December 31,
	2020	2019
Net derivative liability positions with credit contingent features	$20.0	$45.6
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$20.0	$45.6
At December 31, 2020 and 2019, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Restructuring
As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus has been mainly the cost-reduction initiatives as a result of the pandemic. As a result, the overall land restructuring plan is now expected to be finalized by the end of the second quarter of 2021.

For the year ended December 31, 2020, we incurred $10.3 million in restructuring costs, comprised principally of certain severance costs included in Restructuring charges in our Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of December 31, 2020 are included in Accrued expenses and other current liabilities within our Consolidated Balance Sheet.
The following table provides a summary of our restructuring activities during the years ended December 31, 2020 and 2019 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2018	$1.4	$12.6	$2.6	$4.0	$20.7
Restructuring charges	1.2	4.4	1.2	13.0	19.7
Paid during the period	(2.1)	(9.6)	(2.4)	(16.8)	(30.8)
Accrued charges as of December 31, 2019	0.5	7.5	1.3	0.2	9.5
Restructuring charges	3.3	3.9	1.9	1.2	10.3
Paid during the period	(3.0)	(6.7)	(2.3)	(1.4)	(13.3)
Accrued charges as of December 31, 2020	$0.9	$4.6	$0.9	$0.1	$6.6

During the second quarter of 2020, we completed a cost reduction initiative to rationalize our global office footprint and approved the abandonment of certain office leases, including the transition of select offices to smaller or more cost-effective locations. These asset groups, consisting mainly of right-of-use assets and leasehold improvements, were tested for impairment. We concluded that the carrying amounts of these asset groups were not recoverable and the fair value determined was concluded to be nominal based on a discounted cash flow model. As a result, an $18.6 million impairment charge was recorded during the second quarter of 2020 and included within Asset impairments on our Consolidated Statements of Income and Comprehensive Income.

The following table provides a summary of this impairment by reportable business segment for the for the year ended December 31, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Asset impairments	$6.9	$5.9	$4.0	$1.8	$18.6

6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2020	2019	Useful Lives
Land	$19.1	$22.3	Indefinite
Buildings and leasehold improvements	74.5	84.8	3 - 40 years
Office equipment, furniture and fixtures	15.3	16.9	3 - 7 years
Computer equipment and software costs	275.8	261.4	3 - 9 years
Machinery, equipment and vehicles	267.7	269.3	3 - 40 years
	652.3	654.8
Less: Accumulated depreciation and amortization	309.7	293.9
	$342.6	$360.9
For 2020, 2019 and 2018, we recorded depreciation expense of $52.7 million, $54.5 million and $45.6 million, respectively.
The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs are as follows (in millions):

	As of December 31,
	2020	2019
Computer software costs	$191.7	$169.9
Less: Accumulated amortization	116.1	110.0
Computer software costs, net	$75.6	$59.9

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $13.7 million and $22.5 million as of December 31, 2020 and 2019, respectively. For 2020, 2019 and 2018, we recorded amortization expense related to computer software costs of $18.5 million, $17.8 million and $10.9 million, respectively.

7. Goodwill and Identifiable Intangible Assets
In 2020, we used a combination of qualitative and quantitative factors to assess goodwill and identifiable intangible assets for impairment for all of our reporting units.  As a result of performing these assessments, we determined that no impairment existed as of December 31, 2020 and, therefore, recorded no write-downs to any of our goodwill or identifiable intangible assets not subject to amortization.

Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2018	$322.9	$529.7	$852.7
Adjustment for sale of business	—	(13.3)	(13.3)
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.7	3.6	4.3
As of December 31, 2019	323.6	520.1	843.7
2020 acquisitions	79.1	—	79.1
Adjustment for sale of business (Note 3)	(7.0)	(64.6)	(71.6)
Foreign currency translation of non-USD functional currency subsidiary goodwill	3.2	4.3	7.4
As of December 31, 2020	$398.8	$459.7	$858.6

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$392.1	$236.5	$155.6	$382.0	$226.5	$155.5
Supplier agreements	31.9	18.0	13.9	39.0	19.8	19.2
Others	37.5	28.6	8.8	40.1	33.5	6.6
	461.5	283.2	178.3	461.1	279.8	181.3
Intangible assets not subject to amortization:
Trademark/trade name rights	24.5	—	24.5	40.4	—	40.4
	$486.0	$283.2	$202.8	$501.5	$279.8	$221.7
(1) Includes the impact of foreign exchange

Intangible amortization expense for 2020, 2019 and 2018 was $33.1 million, $32.9 million and $35.9 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2021	$30.0
2022	28.5
2023	20.8
2024	19.5
2025	18.3
Thereafter	61.3
$178.3

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
Our Credit Agreement, as amended through December 31, 2020 and which matures in July 2024, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. We had no outstanding borrowings under our Credit Facility at December 31, 2020. At December 31, 2019 we had outstanding borrowings of $55.0 million.
Our issued letters of credit under the Credit Facility totaled $3.4 million and $4.3 million as of December 31, 2020 and 2019, respectively. Additionally, as of December 31, 2020 and 2019, we had $503.2 million and $515.6 million in Term Loans outstanding, respectively.
As of December 31, 2020 and 2019, the unused portion of our Credit Facility was $1.3 billion and $1.2 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2020, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of December 31, 2020, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2020 and 2019, our outstanding letters of credit and bank guarantees under these credit lines totaled $328.4 million and $375.2 million, respectively. Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Our debt consisted of the following (in millions):

	As of December 31,
	2020	2019
Credit Facility	$—	$55.0
Term Loans	503.2	515.6
Finance leases	18.2	18.7
Other*	3.3	39.5
Total debt	524.7	628.8
Less: Current maturities of long-term debt and finance leases*	22.9	54.1
Long-term debt	$501.8	$574.7
*At December 31, 2019, includes secured borrowing of $37.3 million (EUR 33.6 million) for the transfer of tax receivables which was extinguished in 2020.

As of December 31, 2020, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2021	$24.3
2022	30.2
2023	29.2
2024	15.3
2025	422.2
Thereafter	3.5
$524.7

The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	2020	2019	2018
Interest income	$3.6	$6.2	$3.9
Interest expense and other financing costs	(48.6)	(80.0)	(74.8)
	$(44.9)	$(73.9)	$(71.0)

9. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $50.6 million and $53.1 million, as of December 31, 2020 and 2019, respectively.
Sales and Purchase Commitments
As of December 31, 2020, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $374.8 million and $88.4 million, respectively with delivery dates from 2021 through 2026. Additionally, we have certain purchase contracts that extend through 2026, under which we agreed to purchase annually between 1.83 million barrels and 2.02 million barrels of aviation fuel at future market prices.

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
As of December 31, 2020, the approximate future minimum commitments under these agreements, excluding discretionary and performance bonuses, are as follows (in millions):

2021	$0.9
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
We offer a non-qualified deferred compensation (“NQDC”) plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $14.5 million and $9.7 million as of December 31, 2020 and December 31, 2019, respectively, which was included in Other long-term liabilities within our Consolidated Balance Sheets.

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

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At December 31, 2020 and 2019, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.

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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $10.4 million (KRW 11.7 billion) and during the quarter ended June 30, 2017, an assessment for an additional $18.5 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $11.0 million (BRL 57.0 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions.  The assessment primarily consists of interest and penalties.  We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2020, we had recorded certain reserves that were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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

10. Shareholders’ Equity
Cash Dividends
During the years ended December 31, 2020, 2019 and 2018, the Company's Board of Directors declared aggregate cash dividends of $0.40, $0.36, and $0.24 per common share, representing $25.5 million, $23.6 million, and $16.1 million in total dividends, respectively. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid. The payments associated with the above referenced cash dividends were in compliance with our Credit Facility and Term Loans.
Stock Repurchase Programs
In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of December 31, 2020, approximately $246.3 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.
In 2020, 2019, and 2018, we repurchased 2.6 million, 2.1 million, and 0.7 million shares of common stock for an aggregate value of $68.3 million, $65.4 million, and $20.0 million, respectively.

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
The provisions of the 2016 Plan authorize the grant of stock options which can be “qualified” or “nonqualified” under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share-based awards. The 2016 Plan is unlimited in duration and, in the event of its termination, the 2016 Plan will remain in effect as long as any awards granted under it remain outstanding. No awards may be granted under the 2016 Plan after May 2026. The term and vesting period of awards granted under the 2016 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven-year anniversary of the date of grant.
Under the 2016 Plan, 2.5 million shares of common stock are authorized for issuance plus any shares of common stock with respect to awards that were granted under the 2006 Plan but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2016. As of December 31, 2020, approximately 4.2 million shares of common stock were subject to outstanding awards under the 2016 and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the 2016 Plan described above as of December 31, 2020 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining shares of common stock available for future issuance
2016 Plan (1)	—	1.5	2.2	0.7
2006 Plan (2)	—	0.4	0.1	—
(1)As of December 31, 2020, unvested RSUs will vest between August 2021 and November 2023 and the outstanding SSAR Awards will expire between March 2022 and March 2025.
(2)As of December 31, 2020, unvested restricted stock will vest February 2021, unvested RSUs will vest between March 2021 and May 2021 and the outstanding SSAR Awards will expire March 2021. RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2017	0.3	$45.80	$9.7	0.9
Granted	—	—
Vested	(0.2)	47.48
Forfeited	(0.1)	44.77
As of December 31, 2018	0.1	43.63	1.4	1.0
Granted	—	—
Vested	—	45.35
Forfeited	—	51.47
As of December 31, 2019	—	41.56	1.3	0.7
Granted	—	—
Vested	—	47.36
Forfeited	—	—
As of December 31, 2020	—	$36.50	$0.5	0.1
The aggregate intrinsic value of restricted stock which vested during 2020, 2019 and 2018 was $0.4 million, $1.0 million and $3.8 million, respectively, based on the average high and low market price of our common stock at the vesting date.
RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

RSUs Outstanding
	RSUs	Weighted Average Grant date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2017	1.6	$41.01	$43.9	1.4
Granted	0.2	22.02
Vested	(0.3)	46.31
Forfeited	(0.2)	41.17
As of December 31, 2018	1.3	37.17	28.3	1.0
Granted	0.3	29.69
Vested	(0.4)	37.34
Forfeited	(0.1)	39.86
As of December 31, 2019	1.2	32.50	53.2	0.9
Granted	1.2	23.30
Vested	(0.4)	36.12
Forfeited	(0.2)	32.56
As of December 31, 2020	1.8	$25.17	$57.1	1.3
The aggregate intrinsic value of RSUs vested during 2020, 2019 and 2018 was $10.8 million, $10.4 million and $5.8 million, respectively.

SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2017	0.7	$40.27	$—	3.0	0.2	$42.76	$—	0.4
Granted	1.2	27.08
Exercised	—	—
Forfeited	(0.4)	38.53
As of December 31, 2018	1.5	29.75	—	4.0	—	57.48	—	1.2
Granted	0.7	29.68
Exercised	—	—
Forfeited	—	—
As of December 31, 2019	2.2	29.72	31.3	3.4	0.1	50.12	—	1.1
Granted	0.1	23.39
Exercised	—	—
Forfeited	—	57.48
As of December 31, 2020	2.3	$29.08	$7.3	2.5	0.2	$41.85	$—	0.8
The aggregate intrinsic value of SSAR Awards exercised during 2020, 2019, and 2018 was zero, respectively.
We currently use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. The weighted average fair value of the SSAR Awards for 2020 was $6.88 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 38.6%, dividend yields of 1.2% and risk-free interest rates of 0.7%. The weighted average fair value of the SSAR Awards for 2019 was $9.15 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 36.1%, dividend yields of 0.9% and risk-free interest rates of 2.4%. The weighted average fair value of the SSAR Awards for 2018 was $6.56 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 30.8%, dividend yields of 1.0% and risk-free interest rates of 2.6%.
Unrecognized Compensation Cost
As of December 31, 2020, there was $16.6 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as Capital in excess of par value within our Consolidated Balance Sheets. The unrecognized compensation cost as of December 31, 2020 is expected to be recognized as compensation expense over a weighted average period of 1.1 years as follows (in millions):

Year Ended December 31,
2021	$8.9
2022	6.1
2023	1.6
2024	—
2025	—
$16.6

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2018	$(145.0)	$13.3	$(131.7)
Other comprehensive income (loss)	8.2	(25.5)	(17.3)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	2.7	—	2.7
Balance as of December 31, 2019	(134.1)	(12.2)	(146.3)
Other comprehensive income (loss)	13.8	(0.1)	13.7
Balance as of December 31, 2020	$(120.3)	$(12.3)	$(132.6)
The foreign currency translation adjustment gain for 2020 was primarily due to the effect of weakness in the U.S. dollar compared to most foreign currencies, including the British Pound. The foreign currency translation adjustment gain for 2019 was primarily due to the effect of the relative weakness of the U.S. dollar against certain foreign currencies, including the British Pound and the South African rand.

11. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	2020	2019	2018
United States	$51.2	$(59.1)	$(63.6)
Foreign	110.5	296.4	248.5
	$161.7	$237.3	$184.9
The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	2020	2019	2018
Current:
U.S. federal statutory tax	$10.1	$(4.0)	$8.2
State	2.6	1.6	(1.6)
Foreign	42.9	35.9	46.3
	55.6	33.5	52.9
Deferred:
U.S. federal statutory tax	—	11.0	4.0
State	—	4.6	(6.2)
Foreign	(14.4)	(12.2)	(1.0)
	(14.4)	3.4	(3.2)
Non-current tax expense (income)	10.9	19.3	6.2
	$52.1	$56.2	$55.9
Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.

A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	2020	2019	2018
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign earnings, net of foreign taxes	(13.3)	(13.8)	(11.6)
State income taxes, net of U.S. federal income tax benefit	1.3	2.2	(3.3)
U.S. tax on deemed dividends	—	0.9	(0.4)
Tax Act - Transition Tax	(0.7)	0.5	0.7
Tax Reform - GILTI	0.5	6.0	9.7
Tax Reform - BEAT	1.4	0.1	2.8
Deferred tax impact on foreign unrepatriated earnings	(0.9)	0.5	(1.0)
Goodwill impairment	—	—	—
Uncertain tax positions	6.8	8.2	3.4
Foreign currency adjustments	(2.1)	(6.1)	2.2
Intercompany interest transfer pricing adjustment	2.0	1.4	1.5
Nontaxable interest income	(3.0)	(2.3)	(2.7)
Nondeductible interest expense	1.9	1.8	—
Valuation allowance	10.6	1.2	3.0
Sale of Company	3.0	—	—
Non-deductible Officer Compensation	1.2	0.5	0.1
Other permanent differences	2.5	1.6	4.8
Effective income tax rate	32.2%	23.7%	30.2%

For the year ended December 31, 2020, our effective income tax rate was 32.2%, and our income tax provision was $52.1 million, as compared to an effective income tax rate of 23.7% and an income tax provision of $56.2 million for 2019. The tax provision includes a tax expense of $12.9 million for the tax on the gain on the sale of MSTS recorded during the third quarter of 2020. The higher effective income tax rate for 2020, as compared to 2019, resulted primarily from the impact of recording valuation allowances against our deferred tax assets in various foreign jurisdictions, and the differences in the results of our subsidiaries in tax jurisdictions with different tax rates.
For the year ended December 31, 2019, our effective income tax rate was 23.7%, for an income tax provision of $56.2 million, as compared to an effective income tax rate of 30.2% and an income tax provision of $55.9 million for 2018. The lower effective income tax rate for 2019 resulted principally from the benefits of differences in the results of our subsidiaries in tax jurisdictions with different income tax rates, the impacts of BEAT and GILTI, other permanent tax differences, and one-time return-to-provision foreign exchange statutory adjustments. These benefits were reduced by increases in uncertain tax positions and the effect of state income taxes. Several final and proposed regulations were issued for U.S. federal income tax purposes during 2019 regarding BEAT, foreign tax credits, and GILTI, among other areas. The Treasury Department and IRS released final and proposed regulations regarding BEAT on December 2, 2019 and provided an election to waive deductions for purposes of determining base erosion payments which we elected to apply to both 2018 and 2019. Our 2019 effective income tax rate and income tax expense reflect the results of this election for 2019 and the one-time benefit for 2018.
For the year ended December 31, 2018, our effective income tax rate was 30.2%, for an income tax provision of $55.9 million, as compared to an effective income tax rate of (707.1)% and an income tax provision of $149.2 million for 2017. The lower effective income tax rate for 2018 resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different income tax rates, the effects of the Act's $143.7 million one-time transition tax on historic accumulated foreign earnings, and a goodwill impairment. Without the transition tax charge, the effective income tax rate for 2017 would have been (25.9)%.

We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2020, $963.6 million of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $212.0 million in foreign withholding tax. For the remaining $1.4 billion accumulated foreign earnings that are actually or deemed repatriated, we have made an estimate of the associated foreign withholding and state income tax effects of $10.4 million for 2020.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2020	2019
Gross Deferred Tax Assets:
Bad debt reserve	$15.2	$4.2
Net operating loss	57.4	40.1
Accrued and other share-based compensation	14.7	27.1
Leases	2.5	—
Accrued expenses	3.9	6.0
U.S. foreign income tax credits	1.2	3.0
Other income tax credits	0.2	0.2
Customer deposits	1.2	3.1
Investments	1.9	1.9
Unrealized foreign exchange	16.4	—
Cash flow hedges	2.9	3.9
Interest Limitation	10.7	6.1
Other	—	—
Total gross deferred tax assets	128.2	95.6
Less: Valuation allowance	48.0	32.5
Gross deferred tax assets, net of valuation allowance	80.2	63.1
Deferred Tax Liabilities:
Depreciation	(23.2)	(11.7)
Goodwill and intangible assets	(54.8)	(53.5)
Unrealized foreign exchange	—	(6.3)
Prepaid expenses, deductible for tax purposes	(3.3)	(4.2)
Deferred tax costs on foreign unrepatriated earnings	(10.4)	(12.0)
Unrealized derivatives	(6.4)	(3.8)
Other	(2.3)	(5.6)
Total gross deferred tax liabilities	(100.4)	(97.1)
Net deferred tax liability	$20.2	$34.0
Net deferred tax asset	—	—
Reported on the Consolidated Balance Sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$33.7	$20.7

Non-current income tax liabilities, net of deferred tax liabilities, non-current	$53.6	54.1

As of December 31, 2020 and 2019, we had gross net operating losses (“NOLs”) of approximately $418.2 million and $375.9 million, respectively. The NOLs as of December 31, 2020, originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $57.4 million reflecting the benefit of the NOL carryforward as of December 31, 2020. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2021-2040	$8.2
US States	Indefinite	$2.8
Foreign	2022-2040	$4.9
Foreign	Indefinite	$41.5
	Total	$57.4

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2020, a valuation allowance of $48.0 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized, $42.2 million of which relates to the deferred tax asset for NOLs.  The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We operate under a special income tax concession in Singapore which began January 1, 2008 and is subject to renewal. Our current five-year income tax concession period began on January 1, 2018 and is conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses. The impact of this tax concession decreased foreign income taxes by $2.4 million, $4.3 million, and zero for 2020, 2019, and 2018 respectively. The impact of the income tax concession on basic earnings per common share was $0.04, $0.07, and zero for 2020, 2019, and 2018 respectively. On a diluted earnings per common share basis, the impact was $0.04, $0.06, and zero for 2020, 2019, and 2018 respectively.

Income Tax Contingencies
We recorded a net increase of $12.2 million of liabilities related to Unrecognized Tax Liabilities and no change in assets related to Unrecognized Tax Assets during 2020. In addition, during 2020, we recorded an increase of $4.0 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2020, our Unrecognized Tax Liabilities, including penalties and interest, were $99.0 million and our Unrecognized Tax Assets were $25.4 million.
During 2019, we recorded a net increase of $9.5 million of liabilities related to Unrecognized Tax Liabilities and a net decrease of $4.1 million of assets related to Unrecognized Tax Assets. In addition, during 2019, we recorded an increase of $0.2 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2019, our Unrecognized Tax Liabilities, including penalties and interest, were $84.0 million and our Unrecognized Tax Assets were $25.5 million.

The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	2020	2019	2018
Gross Unrecognized Tax Liabilities – opening balance	$66.5	$57.0	$58.8
Gross increases – tax positions in prior period	4.8	12.2	3.6
Gross decreases – tax positions in prior period	(0.5)	(13.5)	(10.6)
Gross increases – tax positions in current period	12.3	14.9	11.5
Gross decreases – tax positions in current period	—	—	—
Settlements	(0.1)	(1.4)	(1.5)
Lapse of statute of limitations	(4.8)	(2.7)	(4.8)
Gross Unrecognized Tax Liabilities – ending balance	$78.2	$66.5	$57.0
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $25.4 million, as of December 31, 2020, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $52.7 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with Accounting Standards Codification 740. This would have the impact of reducing our 2020 effective income tax rate by 32.8%. As of December 31, 2020, it is possible that approximately $5.4 million of our unrecognized income tax liabilities may decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $3.1 million, $4.6 million and $1.2 million during 2020, 2019, and 2018, respectively. For penalties, we recorded expense of $0.2 million and income of $0.2 million and $1.9 million during 2020, 2019 and 2018, respectively. As of December 31, 2020 and 2019, we had recognized liabilities of $16.2 million and $13.1 million for interest and $4.6 million and $4.4 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2015 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2018 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018. In January 2021, we received final tax assessments for the 2013 and 2014 years of approximately $0.6 million (DKK 3.7 million) and $0.8 million (DKK 4.9 million), respectively. We believe these assessments are without merit and are currently appealing the actions. We have not yet received any proposed or final assessments related to the 2015 tax year, which could be materially larger than the previous assessments if a similar methodology is applied. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $10.4 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. In addition, in January of 2020, we received a notice of examination from the IRS for the 2017 - 2018 tax years, we continue to respond to information requests. An unfavorable resolution of one or more of the above matters could have a material adverse effect on our operating results or cash flows in the quarter or year in which the adjustments are recorded, or the tax is due or paid. As examinations are still in process, or have not yet reached the final stages of the appeals process, the timing of the ultimate resolution or payments that may be required cannot be determined at this time.
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with material uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013 - 2015	2016 - 2020
South Korea	2011 - 2014	2015 - 2020
Greece	None	2016 - 2020
Other non-U.S.	None	2014 - 2020

12. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on the short-term maturities of these instruments. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $524.7 million and $628.8 million as of December 31, 2020 and 2019, respectively, and our notes receivable of $45.7 million and $21.0 million as of December 31, 2020 and 2019, respectively are categorized in Level 2.
Recurring Fair Value Measurements
The following table presents information about our gross assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019 (in millions):

	Fair Value Measurements as of December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$233.5	$127.9	$9.5	$371.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	11.4	—	11.4
Total assets at fair value	$233.5	$146.8	$9.5	$389.9

Liabilities:
Commodities contracts	$223.0	$96.8	$6.3	$326.0
Interest rate contract	—	3.7	—	3.7
Foreign currency contracts	—	19.8	—	19.8
Total liabilities at fair value	$223.0	$120.2	$6.3	$349.5

	Fair Value Measurements as of December 31, 2019
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$148.3	$100.0	$10.7	$259.0
Foreign currency contracts	—	2.0	—	2.0
Cash surrender value of life insurance	—	9.4	—	9.4
Total assets at fair value	$148.3	$111.4	$10.7	$270.4

Liabilities:
Commodities contracts	$177.6	$69.3	$8.1	$255.0
Foreign currency contracts	—	11.6	—	11.6
Total liabilities at fair value	$177.6	$80.9	$8.1	$266.6
The fair values of our commodity contracts measured using Level 3 inputs were not material at December 31, 2020 and 2019, respectively.

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

The following tables summarize those commodity derivative balances subject to the right of offset as presented within our Consolidated Balance Sheet. We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists.

	Fair Value as of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$371.0	$287.1	$83.9	$1.2	$—	$82.7
Foreign currency contracts	7.5	7.5	—	—	—	—
Total assets at fair value	$378.5	$294.6	$83.9	$1.2	$—	$82.7

Liabilities:
Commodities contracts	$326.0	$287.1	$38.9	$2.3	$—	$36.6
Interest rate contract	3.7	—	3.7	—	—	3.7
Foreign currency contracts	19.8	7.5	12.3	—	—	12.3
Total liabilities at fair value	$349.5	$294.6	$54.9	$2.3	$—	$52.6

	Fair Value as of December 31, 2019
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts

Assets:
Commodities contracts	$259.0	$130.0	$129.0	$—	$—	$129.0
Foreign currency contracts	2.0	1.0	1.0	—	—	1.0
Total assets at fair value	$261.1	$131.1	$130.0	$—	$—	$130.0

Liabilities:
Commodities contracts	$255.0	$130.0	$125.0	$29.3	$—	$95.7
Foreign currency contracts	11.6	1.0	10.5	—	—	10.5
Total liabilities at fair value	$266.6	$131.1	$135.5	$29.3	$—	$106.3
At December 31, 2020 and 2019, we did not present any amounts gross within our Consolidated Balance Sheet where we had the right of setoff.
Concentration of Credit Risk
The individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits. It includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2020, none of our OTC counterparties represented over 10% of our total credit exposure to OTC derivative counterparties.

Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, during the fourth quarter, we measured and recorded at fair value an equity method investment as a result of an other-than-temporary impairment. In calculating fair value, we used a combination of an income and market approach. Under the market approach, we used a selection of global companies that compares with the investment. Under the income approach, we used estimated future cash flows based on information available to us. Due to the significance of unobservable inputs, the measurement is categorized in Level 3. The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material at December 31, 2020 and 2019, respectively.

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

In our land segment, we offer fuel, lubricants, power and natural gas solutions through World Kinect, our global energy management brand, our energy management services platform, and related products and services to customers including petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.

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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
Aviation segment	$8,179.6	$18,479.5	$19,119.7
Land segment	6,663.1	10,280.9	11,381.1
Marine segment	5,515.7	8,058.5	9,249.5
	$20,358.3	$36,819.0	$39,750.3
Gross profit:
Aviation segment	$352.9	$551.6	$507.8
Land segment	347.6	378.9	364.9
Marine segment	151.4	181.5	145.8
	$851.8	$1,112.0	$1,018.5
Income from operations:(1)
Aviation segment	$84.5	$283.9	$250.6
Land segment	72.6	55.0	47.8
Marine segment	58.5	67.1	37.8
	215.6	406.1	336.3
Corporate overhead - unallocated	(77.8)	(106.4)	(76.6)
	$137.9	$299.7	$259.7
Depreciation and amortization
Aviation segment	$31.5	$28.5	$27.5
Land segment	45.3	48.0	46.5
Marine segment	3.8	4.5	2.2
Corporate segment	5.2	6.4	5.3
	$85.8	$87.4	$81.5
Capital expenditures:
Aviation segment	$17.6	$23.0	$19.7
Land segment	12.5	26.9	30.9
Marine segment	0.8	28.3	2.9
Corporate	20.4	2.7	18.8
	$51.3	$80.9	$72.3
(1)    Includes $10.3 million, $19.7 million and $17.1 million of restructuring charges for the years ended December 31, 2020, 2019 and 2018, respectively.

Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2020	2019
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $41.2 and $14.6 as of December 31, 2020 and December 31, 2019, respectively	$464.7	$1,098.2
Land segment, net of allowance for credit losses of $5.0 and $2.8 as of December 31, 2020 and December 31, 2019, respectively	394.5	863.2
Marine segment, net of allowance for credit losses of $7.6 and $18.0 as of December 31, 2020 and December 31, 2019, respectively	379.2	930.5
	$1,238.4	$2,891.9
Total assets:
Aviation segment	$1,789.5	$2,416.5
Land segment	1,459.5	2,089.4
Marine segment	667.6	1,189.7
Corporate	583.7	296.8
	$4,500.3	$5,992.4
Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Revenue:
United States	$10,365.2	$19,365.2	$20,555.5
EMEA (1) (3)	4,961.0	9,235.1	9,721.9
Asia Pacific (2) (3)	3,035.6	4,581.1	5,537.2
Americas, excluding United States	1,996.6	3,637.6	3,935.6
Total	$20,358.3	$36,819.0	$39,750.3

	As of December 31,
	2020	2019
Property and equipment, net:
United States	$177.6	$173.0
EMEA	144.1	135.7
Asia Pacific	7.9	44.2
Americas, excluding United States	13.1	8.0
Total	$342.6	$360.9
(1)Includes revenue related to the U.K. of $3.1 billion, $5.5 billion and $6.3 billion for 2020, 2019 and 2018, respectively.

(2)Includes revenue related to Singapore of $3.0 billion, $4.5 billion and $5.4 billion for 2020, 2019 and 2018, respectively.

(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at "Note 14. Revenue."

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

Disaggregated revenue

The following table presents our revenues from contracts with customers disaggregated by major geographic areas and by segment (in millions):

	For the Year Ended December 31,
	2020	2019	2018
Aviation	$542.1	$1,410.2	$1,564.6
Land	10.6	18.2	3.3
Marine	2,436.8	2,929.2	3,552.1
Asia Pacific	2,989.4	4,357.7	5,120.1

Aviation	1,403.4	3,824.3	3,641.4
Land	1,744.5	2,425.4	2,563.6
Marine	1,630.8	2,739.1	3,148.3
EMEA	4,778.7	8,988.9	9,353.4

Aviation	1,069.9	2,347.1	1,931.6
Land	440.1	612.4	631.8
Marine	483.5	678.1	610.2
LATAM	1,993.5	3,637.7	3,173.6

Aviation	4,618.4	10,933.0	12,025.7
Land	4,359.6	7,017.0	8,038.0
Marine	851.6	1,415.2	1,480.5
North America	9,829.6	19,365.1	21,544.2

Other revenues (excluded from ASC 606)	767.1	469.6	559.0

	$20,358.3	$36,819.0	$39,750.3
Other revenues (excluded from ASC 606) in the table above includes revenue from leases and other transactions that we account for following separate guidance.
Accounts receivable, contract assets and contract liabilities

The nature of the receivables related to revenue from contracts with customers and other revenue, are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the Accounts receivable balance presented on our Consolidated Balance Sheet. Furthermore, as of December 31, 2020 and 2019, the contract assets and contracts liabilities recognized by the Company were not material.

15. Leases

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

For the twelve months ended December 31, 2020 and 2019, we recognized the following total lease cost related to our lease arrangements (in millions):

	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$3.1	$4.2
Interest on lease liabilities	0.6	0.5
Operating lease cost	45.6	53.2
Short-term lease cost	25.5	18.3
Variable lease cost	6.4	5.0
Sublease income	(4.4)	(11.4)
Total lease cost	$76.8	$69.6
We incurred rental expense for all properties and equipment of $48.7 million for 2018.

As of December 31, 2020, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2021	$39.8	$4.4
2022	32.4	4.0
2023	26.7	3.3
2024	21.3	2.4
2025	18.1	2.4
Thereafter	54.2	3.6
Total remaining lease payments (undiscounted)	192.5	20.2
Less: imputed interest	34.9	1.9
Present value of lease liabilities	$157.6	$18.2

Supplemental balance sheet information related to leases (in millions):

	Classification	As of December 31, 2020	As of December 31, 2019
Assets
Operating Lease Assets	Identifiable intangible and other non-current assets	$140.8	$153.7
Finance Lease Assets	Property and equipment, net	17.4	17.8

Liabilities
Operating Lease Liability - Current	Accrued expenses and other current liabilities	33.2	35.6
Operating Lease Liability - Long Term	Other long-term liabilities	124.3	124.7
Finance Lease Liability - Current	Current maturities of long-term debt	3.8	4.3
Finance Lease Liability - Long Term	Long-term debt	$14.4	$14.4

Other information related to leases for the twelve months ended December 31, 2020 and 2019:

	2020	2019
Weighted-average remaining lease term (years) - finance leases	5.6	5.6
Weighted-average remaining lease term (years) - operating leases	6.6	6.5
Weighted-average discount rate - finance leases	3.3%	3.2%
Weighted-average discount rate - operating leases	5.6%	5.9%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$0.6	$0.5
Operating cash flows from operating leases	$49.9	$52.9
Financing cash flows from finance leases	$4.3	$4.0
Right of use assets obtained in exchange for new operating lease liability (noncash in millions)	$38.9	$30.2
Right of use assets obtained in exchange for new finance lease liability (noncash in millions)	$4.1	$8.2

16. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	2020	2019	2018
Numerator:
Net income (loss) attributable to World Fuel	$109.6	$178.9	$127.7
Denominator:
Weighted average common shares for basic earnings per common share	63.7	66.1	67.4
Effect of dilutive securities	0.3	0.4	0.3
Weighted average common shares for diluted earnings per common share	64.0	66.5	67.7
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	3.0	1.4	1.2
Basic earnings (loss) per common share	$1.72	$2.71	$1.89
Diluted earnings (loss) per common share	$1.71	$2.69	$1.89

17. Summary Quarterly Information (Unaudited)
The following is a summary of the unaudited quarterly results for 2020 and 2019 (in millions, except earnings per share data):

	March 31,	June 30,	September 30,	December 31,
	2020	2020	2020	2020
Revenue	$8,015.2	$3,158.3	$4,482.7	$4,702.1
Gross profit	$258.7	$213.9	$214.0	$165.2
Net income (loss) including noncontrolling interest	$41.6	$(10.7)	$82.4	$(3.8)
Net income (loss) attributable to World Fuel	$41.4	$(10.2)	$82.0	$(3.6)
Basic earnings (loss) per common share (1)	$0.64	$(0.16)	$1.29	$(0.06)
Diluted earnings (loss) per common share (1)	$0.63	$(0.16)	$1.29	$(0.06)

	March 31,	June 30,	September 30,	December 31,
	2019	2019	2019	2019
Revenue	$8,678.8	$9,459.4	$9,322.7	$9,358.1
Gross profit	$251.1	$268.6	$305.7	$286.6
Net income including noncontrolling interest	$37.3	$37.6	$49.4	$56.8
Net income attributable to World Fuel	$37.2	$37.0	$48.2	$56.5
Basic earnings per common share (1)	$0.55	$0.56	$0.74	$0.86
Diluted earnings per common share (1)	$0.55	$0.55	$0.73	$0.86
 (1) Basic and diluted earnings (loss) per share are computed independently for each quarter and the full year based upon respective weighted average shares outstanding. Therefore, the sum of the quarterly basic and diluted earnings per share amounts may not equal the annual basic and diluted earnings per share amounts reported.

Item 16. Form 10-K Summary
We have elected not to include the voluntary, summary information required by Form 10-K under this Item 16.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2021.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2021.

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