Form 10-Q
period 2021-03-31
WORLD FUEL SERVICES CORP
filed 2021-04-30
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had a total of 63,235,030 shares of common stock, par value $0.01 per share, issued and outstanding as of April 23, 2021.

Part I — Financial Information

Item 1.     Financial Statements

World Fuel Services Corporation
Condensed Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	As of
	March 31,	December 31,
	2021	2020
Assets:
Current assets:
Cash and cash equivalents	$735.3	$658.8
Accounts receivable, net of allowance for credit losses of $43.8 million and $53.8 million as of March 31, 2021 and December 31, 2020, respectively	1,669.2	1,238.4
Inventories	333.7	344.3
Prepaid expenses	53.2	51.1
Short-term derivative assets, net	58.9	66.4
Other current assets	214.1	280.4
Total current assets	3,064.5	2,639.3
Property and equipment, net	334.6	342.6
Goodwill	858.0	858.6
Identifiable intangible and other non-current assets	668.3	659.8
Total assets	$4,925.4	$4,500.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$26.6	$22.9
Accounts payable	1,619.3	1,214.7
Customer deposits	132.9	155.8
Accrued expenses and other current liabilities	313.4	290.6
Total current liabilities	2,092.2	1,684.0
Long-term debt	496.9	501.8
Non-current income tax liabilities, net	218.8	215.5
Other long-term liabilities	174.5	186.1
Total liabilities	2,982.3	2,587.4
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.0 and 62.9 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	0.6	0.6
Capital in excess of par value	210.8	204.6
Retained earnings	1,848.3	1,836.7
Accumulated other comprehensive loss	(120.3)	(132.6)
Total World Fuel shareholders' equity	1,939.5	1,909.3
Noncontrolling interest	3.5	3.6
Total equity	1,943.0	1,912.9
Total liabilities and equity	$4,925.4	$4,500.3

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenue	$5,957.9	$8,015.2
Cost of revenue	5,766.3	7,756.4
Gross profit	191.6	258.7
Operating expenses:
Compensation and employee benefits	92.5	102.5
General and administrative	59.4	83.7
Restructuring charges	2.1	1.7
	154.0	187.9
Income from operations	37.6	70.8
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(8.7)	(15.4)
Other income (expense), net	(1.2)	2.2
	(10.0)	(13.2)
Income (loss) before income taxes	27.6	57.6
Provision for income taxes	8.8	16.0
Net income (loss) including noncontrolling interest	18.8	41.6
Net income (loss) attributable to noncontrolling interest	—	0.2
Net income (loss) attributable to World Fuel	$18.9	$41.4

Basic earnings per common share	$0.30	$0.64

Basic weighted average common shares	63.0	64.9

Diluted earnings per common share	$0.30	$0.63

Diluted weighted average common shares	63.6	65.4

Comprehensive income:
Net income (loss) including noncontrolling interest	$18.8	$41.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.0)	(33.0)
Cash flow hedges, net of income tax expense of $5.6 and expense of $7.4 for the three months ended March 31, 2021 and 2020, respectively	16.4	21.7
Other comprehensive income (loss)	12.4	(11.3)
Comprehensive income (loss) including noncontrolling interest	31.2	30.4
Comprehensive income (loss) attributable to noncontrolling interest	—	—
Comprehensive income (loss) attributable to World Fuel	$31.2	$30.4

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	$0.6	$210.8	$1,848.3	$(120.3)	$1,939.5	$3.5	$1,943.0

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity
	Shares	Amount						Total Equity
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income (loss)	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	$0.6	$218.2	$1,785.1	$(157.5)	$1,846.4	$3.7	$1,850.1

Cash Dividends

During the three months ended March 31, 2021 and 2020, the Company's Board of Directors declared quarterly cash dividends of $0.12 and $0.10 per common share representing $7.5 million and $6.5 million in total dividends, which were paid on April 9, 2021 and April 9, 2020, respectively.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$18.8	$41.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	19.8	21.8
Provision for credit losses	3.6	9.9
Share-based payment award compensation costs	8.7	(1.8)
Deferred income tax expense (benefit)	(6.8)	(11.7)
Foreign currency (gains) losses, net	(12.9)	(19.8)
Other	(5.5)	(40.9)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(438.8)	900.4
Inventories	11.0	245.3
Prepaid expenses	(3.0)	20.7
Short-term derivative assets, net	77.3	(189.3)
Other current assets	69.3	17.7
Cash collateral with counterparties	(4.4)	(36.9)
Other non-current assets	(4.0)	(29.5)
Accounts payable	394.3	(1,057.5)
Customer deposits	(22.8)	3.7
Accrued expenses and other current liabilities	0.8	101.5
Non-current income tax, net and other long-term liabilities	(1.8)	34.3
Total adjustments	84.6	(32.1)
Net cash provided by (used in) operating activities	103.4	9.5
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(130.5)
Capital expenditures	(2.0)	(17.4)
Other investing activities, net	(0.6)	(1.1)
Net cash provided by (used in) investing activities	(2.7)	(149.0)
Cash flows from financing activities:
Borrowings of debt	0.2	1,732.0
Repayments of debt	(4.5)	(1,161.3)
Dividends paid on common stock	(6.1)	(6.5)
Repurchases of common stock	—	(55.6)
Other financing activities, net	(10.4)	(1.5)
Net cash provided by (used in) financing activities	(20.8)	507.0
Effect of exchange rate changes on cash and cash equivalents	(3.5)	(16.5)
Net increase (decrease) in cash and cash equivalents	76.5	351.0
Cash and cash equivalents, as of the beginning of the period	658.8	186.1
Cash and cash equivalents, as of the end of the period	$735.3	$537.0

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Supplemental Schedule of Noncash Investing and Financing Activities:

1. Cash dividends declared, but not yet paid, were $7.5 million and $6.5 million for the three months ended March 31, 2021 and 2020, respectively.

2. Net noncash consideration for the acquisition and sale of businesses was $19.7 million as of March 31, 2021.

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies

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

We prepared our unaudited Condensed Consolidated Financial Statements in accordance with generally accepted accounting principles for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2020 Annual Report on Form 10-K.

Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2020 Annual Report on Form 10-K (“2020 10-K Report”). Certain amounts in the Condensed Consolidated Financial Statements and accompanying Notes may not add due to rounding; however, all percentages have been calculated using unrounded amounts.

COVID-19

Throughout 2020, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular, which has continued into 2021. Many of our customers in these industries have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. In response to the challenges arising from the pandemic, we commenced a number of initiatives in 2020 relating to cost reduction, liquidity and operating efficiencies, which remain an area of focus for us in 2021. The ultimate duration and impact of the COVID-19 pandemic on our business and our customers' operations continue to be unclear. Any subsequent recovery will be dependent on, among other things, continued actions taken by governments and businesses to contain and combat the virus, the speed and effectiveness of vaccine development and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.

New Accounting Standards

Adoption of New Accounting Standards
During 2021, there have been no accounting standards that, upon adoption, had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements or processes.

Accounting Standards Issued but Not Yet Adopted

Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and Scope. In March 2020 and January 2021, ASU 2020-04 and ASU 2021-01 were issued, respectively. The amendments provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burden in accounting for (or recognizing the effects of) contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued because of reference rate reform. The ASU’s were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating the contracts that could be affected by an alternative reference rate and assessing the potential effects of the ASU’s on its Consolidated Financial Statements but does not anticipate a material impact to its Consolidated Financial Statements or processes. Additionally, LIBOR fallback language has been included, when applicable, in new and renewed contracts entered into by the Company in preparation for transition from LIBOR to alternative reference rates when such transition occurs.

Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on our Consolidated Financial Statements or processes.

Significant Accounting Policies

    There have been no significant changes in the Company's accounting policies from those disclosed in our 2020 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2020 10-K Report, and in the section below Adoption of New Accounting Standards.

2. Accounts Receivable

    Accounts receivable and allowance for credit losses

    When we extend credit on an unsecured basis, our exposure to expected credit losses depends on the financial condition of our customers and other macroeconomic factors beyond our control, such as deteriorating conditions in the world economy or in the industries we serve, changes in oil prices and political instability. While we actively monitor and manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events, there can be no guarantee we will be able to mitigate all of these risks successfully.

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

We had accounts receivable of $1.7 billion and $1.2 billion as of March 31, 2021 and December 31, 2020, respectively. We also had an allowance for credit losses, primarily related to accounts receivable, of $47.5 million and $57.3 million, as of March 31, 2021 and December 31, 2020, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2021 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information, including the expected overall impact of the ongoing pandemic effects mainly to the aviation segment. Write-off of uncollectible receivables during the three months ended March 31, 2021 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of March 31, 2021, 96% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for credit losses (in millions):

Total
Balance as of December 31, 2020	$57.3
Charges to allowance for credit losses	3.6
Write-off of uncollectible receivables	(13.8)
Recoveries of credit losses	0.4
Balance as of March 31, 2021	$47.5
    Receivable sales programs
We have receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. Accounts receivable sold under the RPAs are accounted for as sales, in accordance with FASB ASC Topic 860, Transfers and Servicing, and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Condensed Consolidated Balance Sheets. Fees and interest paid under the RPAs is recorded within Interest expense and other financing costs, net on the Condensed Consolidated Statements of Income and Comprehensive Income.

    Under the RPAs, accounts receivable sold, which remained outstanding as of March 31, 2021 and December 31, 2020, were $389.5 million and $306.9 million, respectively. The fees and interest paid under the RPAs were $4.4 million and $4.4 million for the three months ended March 31, 2021 and 2020, respectively. For the three months ended March 31, 2021 and 2020, cash payments to the owners of account receivables were $1.9 billion and $1.8 billion, respectively, and cash proceeds from the sale of account receivables were $2.0 billion and $1.7 billion, respectively.

3. Acquisitions

During the first quarter of 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. (“UVair fuel business”), which serves business and general aviation customers worldwide. The total purchase price of $159.0 million included a $30 million deferred payment that is partially outstanding as of March 31, 2021. The acquisition was accounted for as a business combination and it is reported in the aviation segment.

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

The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of		As of
		March 31,	December 31,	March 31,	December 31,
		2021	2020	2021	2020
Derivative Instruments	Consolidated Balance Sheets location
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$161.3	$124.9	$183.9	$120.7
	Accrued expenses and other current liabilities	2.3	1.0	4.4	2.3
	Other long-term liabilities	—	0.1	—	0.5
		163.6	126.0	188.3	123.5

Interest rate contracts	Identifiable intangible and other non-current assets	2.8	—	—	—
	Accrued expenses and other current liabilities	—	—	1.3	1.3
	Other long-term liabilities	—	—	—	2.4
Total derivatives designated as hedging instruments		166.4	126.0	189.6	127.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	173.0	164.9	97.5	102.7
	Identifiable intangible and other non-current assets	31.4	32.1	8.9	7.9
	Accrued expenses and other current liabilities	27.8	30.5	76.5	68.4
	Other long-term liabilities	15.1	17.5	20.6	23.5
		247.3	245.0	203.6	202.5

Foreign currency contracts	Short-term derivative assets, net	8.4	—	2.4	—
	Accrued expenses and other current liabilities	1.0	7.5	5.0	19.6
	Other long-term liabilities	—	—	—	0.2
Total derivatives not designated as hedging instruments		256.8	252.5	211.0	222.3

Total derivatives		$423.2	$378.5	$400.6	$349.5
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.

The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes that were outstanding as of March 31, 2021 (in millions):

	As of March 31,
Derivative Instruments	Units	2021
Commodity contracts
Long	BBL	56.1
Short	BBL	(46.2)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(244.7)
Buy U.S. dollar, sell other currencies	USD	405.2

As of March 31, 2021, and December 31, 2020, the following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of		As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Inventory	$34.9	$44.5	$5.9	$4.9

The following table presents the effect of fair value and cash flow hedges on income and expense line items in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	Location and Amount of Gain and (Loss) Recognized in Income on Fair Value and Cash Flow Hedging Relationships
	For the Three Months Ended
	March 31, 2021			March 31, 2020
	Revenue	Cost of Revenue	Interest expense and other financing costs, net	Revenue	Cost of Revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$5,957.9	$5,766.3	$11.1	$8,015.2	$7,756.4	$16.2
Gains (Losses) on fair value hedge relationships:
Commodity contracts:
Hedged Item	—	12.0	—	—	(23.2)	—
Derivatives designated as hedging instruments	—	(8.4)	—	—	18.5	—
Gains (Losses) on cash flow hedge relationships:
Commodity contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	(11.7)	21.0	—	14.0	(1.2)	—
Interest rate contracts:
Amount of Gain (Loss) Reclassified from AOCI into Income	—	—	(0.2)	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$5,969.6	$5,791.0	$10.8	$8,001.1	$7,750.5	$16.2
For the three months ended March 31, 2021 and 2020, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

As of March 31, 2021, on a pre-tax basis for commodity cash flow hedges, $175.3 million and $179.1 million are scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months. As of March 31, 2021, all designated cash flow hedges executed to mitigate exposure to commodity price risk are scheduled to mature within twelve months.

The following table presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income and Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income	For the Three Months Ended		Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	For the Three Months Ended
	March 31,			March 31,
Derivative Instruments	2021	2020	Location	2021	2020
Commodity contracts	$(62.8)	$334.1	Revenue	$(11.7)	$14.0
Commodity contracts	84.6	(297.7)	Cost of revenue	21.0	(1.2)
Interest rate contracts	3.6	(1.5)	Interest expense and other financing costs, net	(0.2)	—
Total Gain (Loss)	$25.5	$34.9	Total Gain (Loss)	$9.1	$12.9

For the three months ended March 31, 2021, the amounts not recorded in Accumulated other comprehensive income due to intra-period settlement but recognized in Revenue and Cost of revenue were a loss of $76.8 million and a gain of $7.2 million, respectively. During the three months ended March 31, 2020, the amounts recognized were a gain of $162.4 million and a loss of $90.1 million in Revenue and Cost of revenue, respectively.

The following table presents the effect and financial statement location of our derivative instruments not designated as hedging instruments on our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Realized and Unrealized Gain (Loss)		For the Three Months Ended
		March 31,
Derivative Instruments - Non-designated	Location	2021	2020
Commodity contracts
	Revenue	$(303.8)	$79.1
	Cost of revenue	313.0	15.4
		9.2	94.5
Foreign currency contracts
	Revenue	0.4	0.5
	Other (expense), net	3.3	18.5
		3.7	18.9
Total Gain (Loss)		$12.9	$113.5

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

	Potential Collateral Requirements for Derivative Liabilities with Credit-Risk-Contingent Features
	As of March 31, 2021	As of December 31, 2020
Net derivative liability positions with credit contingent features	$5.2	$20.0
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$5.2	$20.0
As of March 31, 2021 and December 31, 2020, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

5. Debt, Interest Income, Expense and Other Finance Costs

Our debt consisted of the following as of March 31, 2021 and December 31, 2020 (in millions):

	As of
	March 31,	December 31,
	2021	2020
Term Loans	$500.1	$503.2
Finance Leases	20.0	18.2
Other	3.3	3.3
Total debt	523.5	524.7
Less: Current maturities of long-term debt and finance leases	26.6	22.9
Long-term debt	$496.9	$501.8

The following table provides additional information about our interest income (expense), and other financing costs, net, for the periods presented for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Interest income	$2.3	$0.9
Interest expense and other financing costs	(11.1)	(16.2)
	$(8.7)	$(15.4)
t

6. Fair Value Measurements

The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. The carrying values of our debt and notes receivable approximate fair value since these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. Based on the fair value hierarchy, our total debt of $523.5 million and $524.7 million as of March 31, 2021 and December 31, 2020, respectively, and our notes receivable of $44.3 million and $45.7 million as of March 31, 2021 and December 31, 2020, respectively, were categorized as Level 2.

Recurring Fair Value Measurements

The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of March 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$290.1	$115.8	$5.0	$410.9
Foreign currency contracts	—	9.5	—	9.5
Interest rate contract	—	2.8	—	2.8
Cash surrender value of life insurance	—	12.5	—	12.5
Total assets at fair value	$290.1	$140.6	$5.0	$435.7

Liabilities:
Commodities contracts	$277.3	$109.6	$5.0	$391.9
Interest rate contract	—	1.3	—	1.3
Foreign currency contracts	—	7.4	—	7.4
Total liabilities at fair value	$277.3	$118.3	$5.0	$400.6

	Fair Value Measurements as of December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$233.5	$127.9	$9.5	$371.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	11.4	—	11.4
Total assets at fair value	$233.5	$146.8	$9.5	$389.9

Liabilities:
Commodities contracts	$223.0	$96.8	$6.3	$326.0
Interest rate contract	—	3.7	—	3.7
Foreign currency contracts	—	19.8	—	19.8
Total liabilities at fair value	$223.0	$120.2	$6.3	$349.5

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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020 (in millions):

	Fair Value as of March 31, 2021
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$410.9	$339.9	$71.0	$—	$—	$71.0
Interest rate contract	2.8	—	2.8	—	—	2.8
Foreign currency contracts	9.5	3.5	6.0	—	—	6.0
Total assets at fair value	$423.2	$343.4	$79.8	$—	$—	$79.8

Liabilities:
Commodities contracts	$391.9	$339.9	$52.0	$2.0	$—	$50.0
Interest rate contract	1.3	—	1.3	—	—	1.3
Foreign currency contracts	7.4	3.5	3.9	—	—	3.9
Total liabilities at fair value	$400.6	$343.4	$57.2	$2.0	$—	$55.1

	Fair Value as of December 31, 2020
					Gross Amounts
	Gross Amounts	Gross Amounts	Net Amounts	Cash	without
	Recognized	Offset	Presented	Collateral	Right of Offset	Net Amounts
Assets:
Commodities contracts	$371.0	$287.1	$83.9	$1.2	$—	$82.7
Foreign currency contracts	7.5	7.5	—	—	—	—
Total assets at fair value	$378.5	$294.6	$83.9	$1.2	$—	$82.7

Liabilities:
Commodities contracts	$326.0	$287.1	$38.9	$2.3	$—	$36.6
Interest rate contract	3.7	—	3.7	—	—	3.7
Foreign currency contracts	19.8	7.5	12.3	—	—	12.3
Total liabilities at fair value	$349.5	$294.6	$54.9	$2.3	$—	$52.6

At March 31, 2021 and December 31, 2020, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
    Concentration of Credit Risk

Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits. It includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2021, one of our counterparties with an exposure amount of $6.9 million represented over 10% of our credit exposure to OTC derivative counterparties.

7. Income Taxes

Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended
	March 31,
	2021	2020
Income tax provision	$8.8	$16.0

Effective income tax rate	31.8%	27.7%

    Our provision for income taxes for the three months ended March 31, 2021 was $8.8 million, resulting in an effective income tax rate of 31.8%. The provision includes a discrete income tax benefit of $1.2 million, net of which $1.6 million relates to a tax adjustment for the final purchase price allocation on the sale of the MultiService payment solutions business ("MSTS"), reduced by a discrete tax expense of $0.4 million, net related to other worldwide tax adjustments. For the three months ended March 31, 2020, our provision for income taxes was $16.0 million resulting in an effective tax rate of 27.7%, which included a discrete income tax expense of $1.0 million, net for the period.

Our income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses, decreased foreign income taxes by $0.4 million and $2.0 million for the three months ended March 31, 2021 and 2020, respectively. The impact of the income tax concession was $0.01 and $0.03 on basic earnings per common share and $0.01 and $0.03 on diluted earnings per common share for the three months ended March 31, 2021 and 2020, respectively.

Our provision for income taxes for the three months ended March 31, 2021 and 2020 was calculated based on the estimated annual effective income tax rate for the 2021 and 2020 fiscal years. The actual effective income tax rate for the 2021 fiscal year may be materially different as a result of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.

We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2019 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2018 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018. In January 2021, we received final tax assessments for the 2013 and 2014 tax years of approximately $0.6 million (DKK 3.7 million) and $0.8 million (DKK 4.9 million), respectively. We believe these assessments are without merit and are currently appealing the actions. In addition, in March 2021, we received notice that the Danish subsidiary’s 2016 – 2019 tax years were also under examination. Finally, on April 28, 2021, we received a proposed tax assessment for the 2015 tax year of approximately $15.7 million (DKK 96.1 million), which we believe is without merit. We are in the process of responding to the proposed assessment and the 2016 - 2019 information requests. We have not yet received any proposed assessments related to the 2016 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices for $10.0 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. In addition, in January of 2020, we received a notice of examination from the IRS for the 2017 - 2018 tax years and are continuing to respond to information requests. An unfavorable resolution of one or more of the above matters could have a material adverse effect on our operating results or cash flows in the quarter or year in which the adjustments are recorded, or the tax is due or paid. As examinations are still in process, or have not yet reached the final stages of the appeals process, the timing of the ultimate resolution or payments that may be required cannot be determined at this time.

8. Revenue from Contracts with Customers

The following table presents our revenues from contracts with customers disaggregated by major geographic areas we conduct business in for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended
	March 31,
	2021	2020
Aviation	$121.4	$252.3
Land	5.6	4.7
Marine	718.8	924.6
Asia Pacific	845.7	1,181.7

Aviation	266.9	638.9
Land	609.9	618.2
Marine	487.2	611.2
EMEA	1,363.9	1,868.3

Aviation	349.1	560.7
Land	122.7	130.4
Marine	125.6	233.3
LATAM	597.3	924.5

Aviation	1,431.3	2,126.8
Land	1,460.5	1,329.4
Marine	255.6	342.1
North America	3,147.4	3,798.3

Other revenues (excluded from ASC 606) (1)	3.5	242.3

	$5,957.9	$8,015.2
    (1) Includes revenue from leases and other transactions that we account for under separate guidance.

The nature of the receivables related to revenue from contracts with customers and Other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. Furthermore, as of March 31, 2021 and December 31, 2020, the contract assets and contract liabilities recognized by the Company were not material.

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

 Information concerning our Revenue, Gross profit and Income from operations by reportable segment is as follows for the three months ended March 31, 2021 and 2020 (in millions):

	For the Three Months Ended
	March 31,
Revenue:	2021	2020
Aviation segment	$2,095.0	$3,764.1
Land segment	2,188.2	2,106.0
Marine segment	1,674.7	2,145.0
	$5,957.9	$8,015.2

Gross profit:
Aviation segment	$76.7	$93.2
Land segment	89.5	106.3
Marine segment	25.4	59.3
	$191.6	$258.7

Income from operations:
Aviation segment	$23.0	$29.1
Land segment	32.8	25.7
Marine segment	6.4	33.9
	62.1	88.6
Corporate overhead - unallocated	(24.5)	(17.8)
	$37.6	$70.8

Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by segment is as follows as of March 31, 2021 and December 31, 2020 (in millions):

	As of
	March 31,	December 31
	2021	2020
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $31.0 and $41.2 as of March 31, 2021 and December 31, 2020, respectively	$570.0	$464.7
Land segment, net of allowance for credit losses of $4.6 and $5.0 as of March 31, 2021 and December 31, 2020, respectively	520.9	394.5
Marine segment, net of allowance for credit losses of $8.2 and $7.6 as of March 31, 2021 and December 31, 2020, respectively	578.4	379.2
	$1,669.2	$1,238.4
Total assets:
Aviation segment	$1,868.5	$1,789.5
Land segment	1,598.0	1,459.5
Marine segment	902.7	667.6
Corporate	556.1	583.7
	$4,925.4	$4,500.3

10. Earnings per Common Share

The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended
	March 31,
	2021	2020
Numerator:
Net income attributable to World Fuel	$18.9	$41.4
Denominator:
Weighted average common shares for basic earnings per common share	63.0	64.9
Effect of dilutive securities	0.6	0.5
Weighted average common shares for diluted earnings per common share	63.6	65.4

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.1	1.6

Basic earnings per common share	$0.30	$0.64

Diluted earnings per common share	$0.30	$0.63
11. Commitments and Contingencies

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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $10.4 million (KRW 11.7 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.8 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $9.9 million (BRL 57.3 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
    When we deem it appropriate, and the amounts are reasonably estimable, we establish reserves for potential adjustments to our provision for the accrual of indirect taxes that may result from examinations or other actions by tax authorities. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities will result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of any of our federal, state, and foreign indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense. Except with respect to the matters described above, we believe that the final outcome of any pending examinations, agreements, administrative or judicial proceedings will not have a material effect on our results of operations or cash flows.

Other Matters

    We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of March 31, 2021, we had recorded certain reserves that were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, as well as for matters where a reserve has been recorded but for which exposure to loss in excess of the amount accrued is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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

12. Restructuring

As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus was primarily the cost-reduction initiatives in response to the pandemic. During the first quarter of 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure. The overall land restructuring plan is expected to be finalized by the end of the second quarter of 2021.

During the three months ended March 31, 2021, we incurred $2.1 million, comprised principally of external consulting fees supporting the land restructuring and certain severance costs. These costs are included in Restructuring charges in our Condensed Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of March 31, 2021 are included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
The following table provides a summary of our restructuring activities during the three months ended March 31, 2021 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2020	$0.9	$4.6	$0.9	$0.1	$6.6
Restructuring charges	0.1	1.9	0.1	0.1	2.1
Paid during the period	(0.4)	(0.3)	(0.2)	(0.2)	(1.1)
Accrued charges as of March 31, 2021	$0.6	$6.2	$0.8	$—	$7.6

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our 2020 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1. Financial Statements appearing elsewhere in this 10-Q Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A - Risk Factors of our 2020 10-K Report as updated.

Forward-Looking Statements

This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the ultimate duration and impact of the coronavirus pandemic, or COVID-19, and related travel restrictions on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our expectations regarding government-related activity in Afghanistan with the North Atlantic Treaty Organization (NATO) and the impact of the troop withdrawals on our future sales and the related profit contribution, (iv) the effectiveness of our initiatives to reduce cost, improve liquidity and increase efficiencies, as well as the impact of such initiatives on our business, (v) growth strategies and our working capital, liquidity, capital expenditure requirements, (vi) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vii) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (viii) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
•adverse conditions in the industries in which our customers operate, such as the current global economic environment as a result of the pandemic;
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
•increases in interest rates; and,
•other risks, including those described in Item 1A - Risk Factors in our 2020 10-K Report, as well as those described from time to time in our other filings with the SEC.

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

COVID-19

Throughout 2020, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular, which has continued into 2021. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus.

In response to the challenges arising from the pandemic, we took swift action to ensure the safety of our employees and other stakeholders by implementing our business continuity and emergency response plans and maximizing remote work throughout our global offices. Since the first quarter of 2020, many of our employees have been collaborating virtually with our customers, suppliers and each other using the information-sharing tools and technology that we have invested in over the last several years. We also commenced a number of initiatives in 2020 relating to cost reduction, liquidity and operating efficiencies, which remain an area of focus for us in 2021.

While the pandemic and associated impacts on economic activity had a limited adverse effect on our results of operations and financial condition in the beginning of 2020, we experienced a sharp decline in demand and related sales during the second quarter, as large sectors of the global economy were adversely impacted by the crisis. Demand showed some moderate improvement through the second half of 2020 and into 2021, however, it has remained well below pre-pandemic levels, as described in greater detail below. Since the level of activity in our business and that of our customers has historically been driven by the level of economic activity globally, we generally expect these negative impacts to continue through 2021. However, the ultimate duration and impact of the COVID-19 pandemic on our business and our customers' operations continue to be unclear. Any subsequent recovery will be dependent on, among other things, continued actions taken by governments and businesses to contain and combat the virus, the speed and effectiveness of vaccine development and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally. For additional discussion on the risks relating to the pandemic, see Item 1A - Risk Factors in our 2020 10-K Report.
Aviation Segment

Our aviation segment has historically benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. However, the global travel restrictions and a sharp decrease in demand for air travel resulting from the COVID-19 pandemic have significantly impacted the overall aviation market, and commercial passenger airlines in particular, throughout 2020 and into 2021. Accordingly, beginning in the second quarter of 2020 and continuing through the first quarter of 2021, we have experienced a material volume decline in our commercial aviation business as compared to pre-pandemic levels and, to a somewhat lesser extent, a significant reduction in our business and general aviation activities. Our results of operations in these lines of business for 2021 will be highly contingent on the timing and extent to which international border and travel restrictions are lifted, demand for air travel improves, and the global economy begins to recover from the effects of the crisis.

Furthermore, our aviation segment has benefited from significant sales to NATO in Afghanistan, which has accounted for a material portion of our aviation segment's profitability in recent years. The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, in 2020 the U.S. government significantly reduced the level of troops in Afghanistan, including the troops supporting NATO. As a result, we experienced a material decline in demand throughout 2020, which continued in the first quarter of 2021. In April 2021, the U.S. and NATO announced a final withdrawal of the remaining U.S. and NATO troops, which would begin May 1, 2021 and be completed by no later than September 11, 2021. In connection therewith, we expect to experience additional material decline in our sales to NATO in Afghanistan.

Land Segment

Our land segment consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. Due to the diverse portfolio of customers, businesses and activities within our land segment, the COVID-19 related impacts have been varied, with certain lines of business experiencing negative impacts from the quarantines and business closures, such as our retail, commercial and industrial businesses in North America. Meanwhile, other parts of our land segment have experienced some benefit from stay-at-home orders, such as our home heating oil business in the U.K. Accordingly, the timing and extent of improvement in the overall operating results of our land segment are more difficult to predict and will continue to be dependent on the timing and extent to which travel restrictions are lifted and local business activities fully reopen. In addition, for the same reasons as those described in the aviation segment, we have experienced a material decline in demand in our government business since the end of the first quarter of 2020 and similarly expect such sales to materially decline as a result of the U.S. and NATO troop withdrawal.

Marine Segment

Through much of 2019 and into early 2020, we experienced improved profitability in our marine segment due to higher average fuel prices, combined with our heightened focus on cost management and reshaping our business portfolio. In particular, the International Maritime Organization's mandatory low sulfur regulations that took effect in January 2020 ("IMO 2020") resulted in certain supply imbalances and price volatility which positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and continuing through the first quarter of 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry coupled with the significant decline in fuel prices. We expect our marine segment’s operating performance to continue to be impacted by the pandemic throughout 2021, particularly in light of the weakened demand from cruise lines and certain other sectors of the shipping industry.

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
In our aviation and land segments, we primarily purchase and resell fuel and other products. Profit from our aviation and land segments is primarily determined by the volume and the gross profit achieved on fuel sales and related services. In our marine segment, we primarily purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined mostly by the volume and unit margin achieved on fuel resales. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential credit losses.
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.
Selected financial information with respect to our business segments is provided in Note 9. Business Segments accompanying the unaudited Condensed Consolidated Financial Statements included in this 10-Q Report.

Results of Operations
Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue. Our revenue for the first quarter of 2021 was $6.0 billion, a decrease of $2.1 billion, or 26%, compared to the first quarter of 2020. Our revenue during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	March 31,
	2021	2020	$ Change
Aviation segment	$2,095.0	$3,764.1	$(1,669.1)
Land segment	2,188.2	2,106.0	82.2
Marine segment	1,674.7	2,145.0	(470.3)
	$5,957.9	$8,015.2	$(2,057.3)
Revenues in our aviation segment were $2.1 billion for the first quarter of 2021, a decrease of $1.7 billion, or 44% compared to the first quarter of 2020. Total aviation volumes for the first quarter of 2021 decreased by 0.7 billion or 38% to 1.1 billion gallons compared to the prior-year period. The volume reduction resulted from the significant decline in activity in our commercial aviation business due to the impact of the COVID-19 pandemic on air travel.  Average jet fuel price per gallon sold in the first quarter of 2021 decreased by 5% compared to the comparative period in 2020.

Revenues in our land segment were $2.2 billion for the first quarter of 2021, an increase of $82.2 million, or 4%, compared to the first quarter of 2020. The increase in revenue was principally due to higher average prices in the first quarter of 2021 compared to 2020, which increased by 11%. Volumes in our land segment for the first quarter of 2021 decreased by 77.9 million or 6% to 1.3 billion gallon or gallon equivalents driven by the pandemic's continued effects on our supply and trading, retail, commercial and industrial operations in North America.

Revenues in our marine segment were $1.7 billion for the first quarter of 2021, a decrease of $470.3 million, or 22%, compared to the first quarter of 2020. The decrease in revenues was partly attributable to a 10% decrease in the average price per metric ton of bunker fuel sold to $395.6 in the first quarter of 2021 compared to $438.6 in 2020. Volumes in our marine segment also declined by 0.7 million metric tons, or 13% to 4.2 million metric tons in the first quarter of 2021, compared to 2020 due primarily to the effects of COVID-19 on demand across our core resale and physical businesses.

Gross Profit. Our gross profit for the first quarter of 2021 was $191.6 million, a decrease of $67.2 million, or 26%, compared to the first quarter of 2020.
Our gross profit during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	March 31,
	2021	2020	$ Change
Aviation segment	$76.7	$93.2	$(16.5)
Land segment	89.5	106.3	(16.8)
Marine segment	25.4	59.3	(33.9)
	$191.6	$258.7	$(67.2)

Our aviation segment gross profit for the first quarter of 2021 was $76.7 million, a decrease of $16.5 million, or 18%, compared to the first quarter of 2020. The decrease in aviation gross profit was primarily due to a decline in volume as a consequence of the depressed demand for air travel due to the coronavirus pandemic as well as a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of troops. This decrease was partially offset by higher average margins from a more profitable core business mix.

Our land segment gross profit for the first quarter of 2021 was $89.5 million, a decrease of $16.8 million, or 16%, as compared to the first quarter of 2020. The decrease in land segment gross profit was primarily attributable to the sale of our MultiService payment solutions business ("MSTS"), partially offset by improved performance in our natural gas business in North America.

Our marine segment gross profit for the first quarter of 2021 was $25.4 million, a decrease of $33.9 million, or 57%, compared to the first quarter of 2020. The gross profit decrease was principally attributable to lower profitability as compared to our strong results in the first quarter of 2020 due to certain supply imbalances and price volatility arising from the implementation of the IMO 2020 regulations in January 2020. Marine gross profit was also negatively impacted by a significant decline in demand from cruise line customers as a consequence of the pandemic.

Operating Expenses. Total operating expenses for the first quarter of 2021 were $154.0 million, a decrease of $34.0 million, or 18% compared to 2020. We materially reduced our general and administrative expenses as compared to the first quarter of 2020 principally due to our ongoing cost-reduction initiatives and the sale of MSTS, as well as a decrease in our provision for credit losses. Our provision for credit losses was down $6.3 million or 64%, compared to the corresponding prior-year period due to the general improvement in customer credit conditions as the global economy begins to emerge from the negative effects of the pandemic. Furthermore, employee compensation costs decreased by $10.0 million or 10% as compared to the first quarter of 2020, principally due to the sale of MSTS.
The following table sets forth our expense categories (in millions):

	For the Three Months Ended
	March 31,
	2021	2020	$ Change
Compensation and employee benefits	$92.5	$102.5	$(10.0)
General and administrative	59.4	83.7	(24.3)
Restructuring charges	2.1	1.7	0.4
	$154.0	$187.9	$(34.0)

Income from Operations. Income from operations during these periods was attributable to the following segments (in millions):

	For the Three Months Ended
	March 31,
	2021	2020	$ Change
Aviation segment	$23.0	$29.1	$(6.1)
Land segment	32.8	25.7	7.1
Marine segment	6.4	33.9	(27.5)
	62.1	88.6	(26.5)
Corporate overhead - unallocated	(24.5)	(17.8)	(6.7)
	$37.6	$70.8	$(33.2)
Our income from operations for the first quarter of 2021 was $37.6 million, a decrease of $33.2 million, or 47%, compared to the first quarter of 2020. Results in our marine segment primarily drove the decrease in operating income principally due to the extraordinarily strong results experienced in 2020.

Income from operations in our aviation segment for the first quarter of 2021 was $23.0 million, a decrease of $6.1 million, or 21% compared to 2020. Our aviation segment was impacted by lower volumes as a consequence of the significant decline in air travel due to the COVID-19 pandemic and as well as a reduction in our government-related activity in Afghanistan as a result of the ongoing drawdown of troops. The decrease in aviation segment operating income was partially offset by a $10.4 million or 16% reduction in operating expenses, compared to 2020, driven principally by our ongoing cost reduction initiatives.

In our land segment, income from operations for the first quarter of 2021 was $32.8 million, an increase of $7.1 million, or 28% compared to 2020. The increase in our land segment operating income was primarily attributable to a $23.9 million or 30% reduction in operating expenses, including lower compensation costs and general and administrative expenses, resulting from our ongoing cost reduction initiatives, as well as improved performance in our natural gas business in North America. These increases were partially offset by lower volume demand due to the pandemic and the sale of MSTS during 2020.

Our marine segment income from operations for the first quarter of 2020 was $6.4 million, a decrease of $27.5 million, or 81% compared to 2020. The decrease in operating income was primarily attributable to lower profitability as compared to our strong results in the first quarter of 2020 due to certain supply imbalances and price volatility arising from the implementation of the IMO 2020 regulations in January 2020, together with a 13% volume decline and lower average fuel prices in our core resale and physical businesses in the first quarter of 2021 due to the impact of the pandemic. The negative impact of the lower gross profit was partially offset by a $6.4 million, or 25% reduction in operating expenses.

Corporate overhead costs not charged to the business segments for the first quarter of 2021 were $24.5 million, an increase of $6.7 million, or 38%, compared to 2020, primarily attributable to an increase in unallocated employee compensation and benefits costs.

Non-Operating Income (Expense), net. For the first quarter of 2021, we had a non-operating expense of $10.0 million compared to $13.2 million in 2020. The positive variance was principally driven by an increase in interest income, a reduction in interest expense and lower fees associated with our receivable purchase programs, partially offset by a loss recognized in the equity investment in an affiliate.

Income Taxes. For the first quarter of 2021, our income tax provision was $8.8 million and our effective income tax rate was 32%, compared to an income tax provision of $16.0 million and an effective income tax rate of 28% for the first quarter of 2020. The lower income tax provision was primarily attributable to lower worldwide income before taxes. The higher effective income tax rate primarily resulted from differences in the results of our subsidiaries in tax jurisdictions with different tax rates, partially offset by a discrete tax benefit, net for the first quarter of 2021 compared to a discrete tax expense, net in 2020. See Note 7. Income Taxes within this 10-Q Report for additional information.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the first quarter of 2021, we had net income attributable to World Fuel of $18.9 million and diluted income per common share of $0.30 compared to net income attributable to World Fuel of $41.4 million and diluted earnings per common share of $0.63 for the first quarter of 2020.

Liquidity and Capital Resources

Our liquidity, consisting of cash, cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers, payments to our suppliers, changes in fuel prices, as well as our financial performance, which drives availability under our Credit Facility. Our availability under our Credit Facility, for example, is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Facility and is based in part on our adjusted consolidated earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) for the four immediately preceding fiscal quarters. Accordingly, significant fluctuations in our Adjusted EBITDA for a particular quarter can impact our availability to the extent it significantly alters our Adjusted EBITDA for the applicable preceding four quarters. See Item 1A - Risk Factors in our 2020 10-K Report for additional information.
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

As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results throughout 2021, which could have a negative impact on our liquidity in the future. However, based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2021 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.

Cash Flows

The following table reflects the major categories of cash flows for the three months ended March 31, 2021 and 2020 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Three Months Ended
	March 31,
	2021	2020
Net cash provided by (used in) operating activities	$103.4	$9.5
Net cash provided by (used in) investing activities	(2.7)	(149.0)
Net cash provided by (used in) financing activities	(20.8)	507.0

Operating Activities. For the first three months of 2021, net cash provided by operating activities was $103.4 million compared to $9.5 million provided during the first three months of 2020. The $93.9 million change in operating cash flows was principally due to a favorable year-over-year change in working capital, excluding cash, of $78.1 million, and an increase of $49.3 million for noncash adjustments principally associated with derivatives and share-based compensation, partially offset by a $22.8 million decrease in net income and a net $10.6 million decrease in long-term assets and liabilities. The change in working capital, excluding cash, reflects a $1.2 billion net increase in accounts receivable, inventories, short-term derivative assets and other current assets, offset by a $1.3 billion net increase in accounts payable and accrued expenses and other current liabilities.

Investing Activities. For the first three months of 2021, net cash used in investing activities was $2.7 million compared to net cash used of $149.0 million in the first three months of 2020. The $146.3 million change in cash flows was primarily due to net cash paid of $130.5 million for the acquisition of our UVair fuel business during the first quarter of 2020 and lower capital expenditures during the first quarter of 2021.

Financing Activities. For the first three months of 2021, net cash used in financing activities was $20.8 million compared to net cash provided of $507.0 million for the first three months of 2020. The $527.8 million change was principally due to $575.0 million in lower net borrowings of debt under our credit facility, partially offset by a $55.6 million decrease in common stock repurchases.

Other Liquidity Measures

Cash and Cash Equivalents. As of March 31, 2021 and December 31, 2020, we had cash and cash equivalents of $735.3 million and $658.8 million, respectively.
Credit Facility and Term Loans. We had $500.1 million and $503.2 million in Term Loans outstanding as of March 31, 2021 and December 31, 2020, respectively. Our Credit Agreement, as amended through March 31, 2021, consists of a revolving loan under which up to $1.3 billion aggregate principal amount could be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures July 2024.
We had no outstanding borrowings under our Credit Facility as of March 31, 2021 and December 31, 2020. Our issued letters of credit under the Credit Facility totaled $3.5 million and $3.4 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021 and December 31, 2020, the unused portion of our Credit Facility was $1.3 billion and $1.3 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
    Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of March 31, 2021, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.

Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of March 31, 2021 and December 31, 2020, our outstanding letters of credit and bank guarantees under these credit lines totaled $360.6 million and $328.4 million, respectively.

We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. Under the RPAs, accounts receivable sold, which remained outstanding at March 31, 2021 and December 31, 2020 were $389.5 million and $306.9 million, respectively.

Short-Term Debt. As of March 31, 2021, our short-term debt of $26.6 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings and finance lease obligations.

Contractual Obligations and Off-Balance Sheet Arrangements

Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2020 to March 31, 2021. For a discussion of these matters, refer to Item 7. Contractual Obligations and Off-Balance Sheet Arrangements of our 2020 10-K Report.

Contractual Obligations

Derivative Obligations. As of March 31, 2021, our net derivative obligations were $59.7 million, principally due within one year.

Purchase Commitment Obligations. As of March 31, 2021, fixed purchase commitments under our derivative programs amounted to $81.5 million, principally due within one year.

Off-Balance Sheet Arrangements

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and are renewed as needed. As of March 31, 2021, we had issued letters of credit and bank guarantees totaling $364.1 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.

Critical Accounting Estimates

The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies used are disclosed in Item 15. Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies to the Consolidated Financial Statements in our 2020 10-K report.

We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements.

Impairment Assessments of Goodwill, Long-Lived Assets and Equity Investments

We assess accounting estimates that require consideration of forecasted financial information, including, but not limited to, the recoverability of the carrying value of our goodwill, long-lived assets and equity investments. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of March 31, 2021, the assumptions used were defined in the context of current and future potential effects of COVID-19 on our business and other business factors such as the impact of the U.S. and NATO troop withdrawal on our government-related activity in Afghanistan.

Based on the assessments performed, and supported by the available information as of March 31, 2021, we concluded that no impairments of long-lived assets, intangibles and equity method investments should be recognized and it was not more likely than not that the fair value of our land and aviation reporting units were less than their respective carrying values. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact of the pandemic or the reduction in government-related activity in Afghanistan are more severe or longer in duration than we have assumed, such impact could potentially result in impairments.

Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies accompanying the unaudited Condensed Consolidated Financial Statements in this 10-Q Report.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Derivative Instruments

There have been no material changes to our exposures to commodity price, interest rate or foreign currency risk since December 31, 2020. Please refer to our 2020 10-K Report for a complete discussion of our exposure to these risks.

For information about our derivative instruments at their respective fair value positions as of March 31, 2021, see Note 4. Derivative Instruments accompanying the unaudited Condensed Consolidated Financial Statements within this 10-Q report.

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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2021.

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

Part II — Other Information

Item 1.     Legal Proceedings

    From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Note 7. Income Taxes and Note 11. Commitments and Contingencies within this 10-Q Report as well as refer to Note 9. Commitments and Contingencies and Note 11. Income Taxes within Part IV. Item 15. Notes to the Consolidated Financial Statements within our 2020 10-K Report for additional details regarding certain tax matters.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended March 31, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2021 - 1/31/2021	—	$—	—	$246,258
2/1/2021 - 2/28/2021	4	34.30	—	246,258
3/1/2021 - 3/31/2021	—	—	—	246,258
Total	4	$34.30	—	$246,258
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of March 31, 2021, approximately $246.3 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits

The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2021	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer