Form 10-Q
period 2021-06-30
WORLD FUEL SERVICES CORP
filed 2021-07-30
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 63,502,254 shares of common stock, par value $0.01 per share, issued and outstanding as of July 23, 2021.

Part I — Financial Information
Item 1.     Financial Statements
World Fuel Services Corporation
Condensed Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	June 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$742.7	$658.8
Accounts receivable, net of allowance for credit losses of $36.1 million and $53.8 million as of June 30, 2021 and December 31, 2020, respectively	1,835.0	1,238.4
Inventories	426.5	344.3
Prepaid expenses	74.4	51.1
Short-term derivative assets, net	81.1	66.4
Other current assets	199.0	280.4
Total current assets	3,358.6	2,639.3
Property and equipment, net	334.2	342.6
Goodwill	858.9	858.6
Identifiable intangible and other non-current assets	698.1	659.8
Total assets	$5,249.8	$4,500.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$30.1	$22.9
Accounts payable	1,844.8	1,214.7
Customer deposits	153.4	155.8
Accrued expenses and other current liabilities	364.2	290.6
Total current liabilities	2,392.6	1,684.0
Long-term debt	491.6	501.8
Non-current income tax liabilities, net	216.8	215.5
Other long-term liabilities	199.1	186.1
Total liabilities	3,300.1	2,587.4
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.3 and 62.9 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	0.6	0.6
Capital in excess of par value	211.3	204.6
Retained earnings	1,858.4	1,836.7
Accumulated other comprehensive loss	(124.1)	(132.6)
Total World Fuel shareholders' equity	1,946.2	1,909.3
Noncontrolling interest	3.5	3.6
Total equity	1,949.7	1,912.9
Total liabilities and equity	$5,249.8	$4,500.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$7,085.5	$3,158.3	$13,043.4	$11,173.5
Cost of revenue	6,901.6	2,944.5	12,667.9	10,700.9
Gross profit	183.9	213.9	375.5	472.6
Operating expenses:
Compensation and employee benefits	87.9	95.9	180.3	198.3
General and administrative	57.4	84.4	116.8	168.2
Asset impairments	4.7	18.6	4.7	18.6
Restructuring charges	3.0	3.1	5.1	4.8
Total operating expenses	153.0	202.0	306.9	389.9
Income from operations	30.9	11.9	68.6	82.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(10.0)	(10.0)	(18.7)	(25.3)
Other income (expense), net	(1.4)	(4.9)	(2.6)	(2.7)
Total non-operating income (expense), net	(11.4)	(14.9)	(21.3)	(28.1)
Income (loss) before income taxes	19.6	(3.0)	47.2	54.6
Provision for income taxes	2.0	7.7	10.8	23.7
Net income (loss) including noncontrolling interest	17.6	(10.7)	36.4	31.0
Net income (loss) attributable to noncontrolling interest	(0.1)	(0.4)	(0.1)	(0.2)
Net income (loss) attributable to World Fuel	$17.6	$(10.2)	$36.5	$31.2

Basic earnings (loss) per common share	$0.28	$(0.16)	$0.58	$0.49

Basic weighted average common shares	63.4	63.3	63.2	64.1

Diluted earnings (loss) per common share	$0.28	$(0.16)	$0.57	$0.48

Diluted weighted average common shares	63.8	63.3	63.6	64.4

Comprehensive income:
Net income (loss) including noncontrolling interest	$17.6	$(10.7)	$36.4	$31.0
Other comprehensive income (loss):
Foreign currency translation adjustments	4.8	5.1	0.8	(27.9)
Cash flow hedges, net of income tax benefit of $2.9 and $7.2 for the three months ended June 30, 2021 and 2020, respectively, and net of income tax expense of $2.7 and $0.2 for the six months ended June 30, 2021 and 2020, respectively	(8.6)	(21.0)	7.8	0.7
Other comprehensive income (loss)	(3.8)	(16.0)	8.5	(27.2)
Comprehensive income (loss) including noncontrolling interest	13.7	(26.7)	44.9	3.7
Comprehensive income (loss) attributable to noncontrolling interest	(0.1)	—	(0.1)	—
Comprehensive income (loss) attributable to World Fuel	$13.8	$(26.7)	45.0	$3.7
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	0.6	210.8	1,848.3	(120.3)	1,939.5	3.5	1,943.0
Net income (loss)	—	—	—	17.6	—	17.6	(0.1)	17.6
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of June 30, 2021	63.3	$0.6	$211.3	$1,858.4	$(124.1)	$1,946.2	$3.5	$1,949.7

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income (loss)	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	0.6	218.2	1,785.1	(157.5)	1,846.4	3.7	1,850.1
Net income	—	—	—	(10.2)	—	(10.2)	(0.4)	(10.7)
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Balance as of June 30, 2020	63.3	$0.6	$219.3	$1,768.6	$(173.5)	$1,815.0	$3.3	$1,818.3
Cash Dividends
During the six months ended June 30, 2021, the Company's Board of Directors declared quarterly cash dividends of $0.12 per common share representing $7.5 million and $7.6 million in total dividends, which were paid on April 9, 2021 and July 1, 2021, respectively. During the six months ended June 30, 2020, the Company's Board of Directors declared quarterly cash dividends of $0.10 per common share representing $6.5 million and $6.3 million in total dividends, which were paid on April 9, 2020 and July 2, 2020, respectively.
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$36.4	$31.0
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	40.5	44.2
Provision for credit losses	2.4	34.6
Share-based payment award compensation costs	12.0	0.6
Deferred income tax expense (benefit)	(15.4)	(5.3)
Foreign currency (gains) losses, net	(8.9)	3.0
Other	10.5	0.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(600.7)	1,462.6
Inventories	(77.4)	282.8
Prepaid expenses	(24.3)	6.4
Short-term derivative assets, net	39.6	(110.4)
Other current assets	61.9	17.2
Cash collateral with counterparties	24.7	17.6
Other non-current assets	(28.9)	(18.4)
Accounts payable	605.9	(1,527.1)
Customer deposits	(2.7)	(2.3)
Accrued expenses and other current liabilities	41.1	(25.2)
Non-current income tax, net and other long-term liabilities	23.8	33.7
Total adjustments	104.2	214.1
Net cash provided by (used in) operating activities	140.6	245.1
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(130.6)
Capital expenditures	(14.2)	(32.9)
Other investing activities, net	(5.4)	(5.3)
Net cash provided by (used in) investing activities	(19.7)	(168.7)
Cash flows from financing activities:
Borrowings of debt	0.3	2,080.0
Repayments of debt	(8.9)	(1,613.7)
Dividends paid on common stock	(13.6)	(13.0)
Repurchases of common stock	—	(55.6)
Other financing activities, net	(13.5)	(2.8)
Net cash provided by (used in) financing activities	(35.7)	394.9
Effect of exchange rate changes on cash and cash equivalents	(1.4)	(11.6)
Net increase (decrease) in cash and cash equivalents	83.9	459.6
Cash and cash equivalents, as of the beginning of the period	658.8	186.1
Cash and cash equivalents, as of the end of the period	$742.7	$645.7
Supplemental Schedule of Noncash Investing and Financing Activities:
Cash dividends declared, but not yet paid, were $7.6 million and $6.3 million for the six months ended June 30, 2021 and 2020, respectively.
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
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
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2020 Annual Report on Form 10-K (“2020 10-K Report”). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2020 10-K Report. Certain amounts in the Condensed Consolidated Financial Statements and accompanying Notes may not add due to rounding; however, all percentages have been calculated using unrounded amounts.
COVID-19
Throughout 2020, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular, which has continued into 2021. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in certain regions, activity in many parts of the world continues to be negatively impacted by travel restrictions and lockdowns.
In response to the challenges arising from the pandemic, we commenced a number of initiatives in 2020 relating to cost reduction, liquidity and operating efficiencies, which remain an area of focus for us in 2021. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.
New Accounting Standards
Adoption of New Accounting Standards
During 2021, there have been no accounting standards that, upon adoption, had a material impact on the Company’s unaudited Condensed Consolidated Financial Statements or processes.

Accounting Standards Issued but Not Yet Adopted
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and Scope. In March 2020 and January 2021, ASU 2020-04 and ASU 2021-01 were issued, respectively. The amendments provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burden in accounting for (or recognizing the effects of) contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other interbank offered rates expected to be discontinued because of reference rate reform. The amendments were effective upon issuance and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The Company is evaluating contracts that could be affected by an alternative reference rate and assessing the potential effects of the guidance but does not anticipate a material impact to its Consolidated Financial Statements or processes. Additionally, LIBOR fallback language has been included, when applicable, in new and renewed contracts entered into by the Company in preparation for the transition from LIBOR to alternative reference rates when such transition occurs.
Other recently issued accounting standards not yet adopted by us are not expected, upon adoption, to have a material impact on our Consolidated Financial Statements or processes.
Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2020 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2020 10-K Report.
2. Accounts Receivable
Accounts receivable and allowance for credit losses
When we extend credit on an unsecured basis, our exposure to credit losses depends on the financial condition of our customers and other macroeconomic factors beyond our control, such as global economic conditions or adverse impacts in the industries we serve, changes in oil prices and political instability.
We actively monitor and manage our credit exposure and work to respond to both changes in our customers’ financial conditions or macroeconomic events. Based on the ongoing credit evaluations of our customers, we adjust credit limits based upon payment history and our customers' current creditworthiness. However, because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected may ultimately need to be written off.
We had accounts receivable of $1.8 billion and $1.2 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $39.8 million and $57.3 million, as of June 30, 2021 and December 31, 2020, respectively. Changes to the expected credit loss provision during the six months ended June 30, 2021 include global economic outlook considerations as a result of the Company’s assessment of reasonable and supportable forward-looking information, including the expected overall impact of the ongoing pandemic and global recovery, primarily in the aviation segment. Write-offs of uncollectible receivables during the six months ended June 30, 2021 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of June 30, 2021, 96% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2021	2020
Balance as of January 1,	$57.3	$46.6
Charges to allowance for credit losses	2.4	34.6
Write-off of uncollectible receivables	(21.2)	(32.9)
Recoveries of credit losses	1.1	0.4
Translation adjustments	0.1	(0.1)
Balance as of June 30,	$39.8	$48.6

Receivable sales programs
We have receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying balances in exchange for cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, depending on the outstanding accounts receivable at any given time and assuming maximum utilization of the RPA facilities. Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Condensed Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Condensed Consolidated Statements of Income and Comprehensive Income.
During the six months ended June 30, 2021 and 2020, we sold receivables under the RPAs with an aggregate face value of $4.3 billion and $2.2 billion, respectively, and paid fees of $9.4 million and $5.5 million, respectively.
3. Acquisitions
During the first quarter of 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. (“UVair fuel business”), which serves business and general aviation customers worldwide. The total purchase price of $159.0 million included a $30 million deferred payment that remained partially outstanding as of June 30, 2021. The acquisition was accounted for as a business combination and is reported in the aviation segment.
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
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		June 30,	December 31,	June 30,	December 31,
Derivative Instruments	Consolidated Balance Sheets location	2021	2020	2021	2020
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$138.4	$124.9	$181.1	$120.7
	Accrued expenses and other current liabilities	2.9	1.0	5.0	2.3
	Other long-term liabilities	—	0.1	—	0.5

Interest rate contracts	Identifiable intangible and other non-current assets	2.3	—	—	—
	Accrued expenses and other current liabilities	—	—	1.3	1.3
	Other long-term liabilities	—	—	—	2.4
Total derivatives designated as hedging instruments		143.6	126.0	187.5	127.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	298.2	164.9	171.8	102.7
	Identifiable intangible and other non-current assets	64.6	32.1	25.5	7.9
	Accrued expenses and other current liabilities	48.8	30.5	158.2	68.4
	Other long-term liabilities	6.1	17.5	28.3	23.5

Foreign currency contracts	Short-term derivative assets, net	1.2	—	0.3	—
	Identifiable intangible and other non-current assets	0.1	—	—	—
	Accrued expenses and other current liabilities	2.8	7.5	4.3	19.6
	Other long-term liabilities	—	—	—	0.2
Total derivatives not designated as hedging instruments		421.8	252.5	388.5	222.3

Total derivatives		$565.4	$378.5	$576.0	$349.5

For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.
The following table summarizes the gross notional values of our commodity and foreign currency exchange derivative contracts used for risk management purposes (in millions):

	Unit	June 30, 2021
Commodity contracts
Long	BBL	53.0
Short	BBL	(45.0)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(244.6)
Buy U.S. dollar, sell other currencies	USD	346.3
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Inventory	$51.4	$44.5	$9.3	$4.9
The following table presents the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	June 30, 2021			June 30, 2020
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$7,085.5	$6,901.6	$11.4	$3,158.3	$2,944.5	$10.7
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	14.6	—	—	8.9	—
Derivatives designated as hedging instruments	—	(11.3)	—	—	(4.6)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(2.9)	67.4	—	27.0	(56.2)	—
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	—	(0.3)	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$7,088.4	$6,972.2	$11.1	$3,131.4	$2,892.6	$10.7

	For the Six Months Ended
	June 30, 2021			June 30, 2020
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$13,043.4	$12,667.9	$22.5	$11,173.5	$10,700.9	$26.9
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	26.5	—	—	(14.3)	—
Derivatives designated as hedging instruments	—	(19.7)	—	—	13.8	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	(14.6)	88.4	—	41.0	(57.3)	—
Interest rate contracts:
Amount of gain (loss) reclassified from accumulated other comprehensive income into income	—	—	(0.5)	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$13,058.0	$12,763.2	$22.0	$11,132.5	$10,643.1	$26.9
For the three and six months ended June 30, 2021 and 2020, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of June 30, 2021, on a pre-tax basis for commodity cash flow hedges, $184.3 million and $177.2 million are scheduled to be reclassified from Accumulated other comprehensive loss as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months. As of June 30, 2021, all designated cash flow hedges executed to mitigate exposure to commodity price risk are scheduled to mature within twelve months.
The following tables presents the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income and Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of gain (loss) recognized in accumulated other comprehensive income	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Commodity contracts (Revenue)	$(13.3)	$(148.5)	$(76.1)	$185.6
Commodity contracts (Cost of revenue)	69.6	100.3	154.3	(197.4)
Interest rate contracts	(0.7)	(2.2)	3.0	(3.7)
Total gain (loss)	$55.7	$(50.3)	$81.2	$(15.5)

Amount of gain (loss) reclassified from accumulated other comprehensive income into Income		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Commodity contracts	Revenue	$(2.9)	$27.0	$(14.6)	$41.0
Commodity contracts	Cost of revenue	67.4	(56.2)	88.4	(57.3)
Interest rate contracts	Interest expense and other financing costs, net	(0.3)	—	(0.5)	—
Total gain (loss)		$64.2	$(29.2)	$73.4	$(16.3)

The following table presents the amounts not recorded in Accumulated other comprehensive income due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (loss) not recorded in accumulated other comprehensive income due to intra-period settlement		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2021	2020	2021	2020
Commodity contracts	Revenue	$(113.8)	$140.9	$(190.6)	$303.3
Commodity contracts	Cost of revenue	$8.0	$(83.4)	$15.2	$(173.5)
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		Three Months Ended June 30,		Six Months Ended June 30,
Derivative Instruments - Non-designated	Location	2021	2020	2021	2020
Commodity contracts
	Revenue	$12.9	$34.1	$(290.9)	$113.3
	Cost of revenue	(6.2)	(25.8)	306.8	(10.3)
		6.7	8.4	15.9	102.9
Foreign currency contracts
	Revenue	(0.2)	(0.5)	0.1	—
	Other (expense), net	(1.5)	(7.8)	1.8	10.7
		(1.7)	(8.3)	2.0	10.7
Total gain (loss)		$5.0	$0.2	$17.9	$113.6
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

	June 30, 2021	December 31, 2020
Net derivative liability positions with credit contingent features	$4.0	$20.0
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$4.0	$20.0
As of June 30, 2021 and December 31, 2020, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.
5. Debt, Interest Income, Expense, and Other Finance Costs
Our outstanding debt consists of the following (in millions):

	June 30, 2021	December 31, 2020
Term loans	$497.0	$503.2
Finance leases	21.3	18.2
Other	3.5	3.3
Total debt	521.7	524.7
Less: Current maturities of long-term debt and finance leases	30.1	22.9
Long-term debt	$491.6	$501.8

The following table provides additional information about our Interest income (expense), and other financing costs, net, for the periods presented for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income	$1.4	$0.7	$3.7	$1.6
Interest expense and other financing costs	(11.4)	(10.7)	(22.5)	(26.9)
Interest expense and other financing costs, net	$(10.0)	$(10.0)	$(18.7)	$(25.3)
t
6. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. The carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of June 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$378.0	$176.6	$4.4	$559.0
Foreign currency contracts	—	4.1	—	4.1
Interest rate contract	—	2.3	—	2.3
Cash surrender value of life insurance	—	13.2	—	13.2
Total assets at fair value	$378.0	$196.2	$4.4	$578.5

Liabilities:
Commodities contracts	$340.5	$223.8	$5.7	$570.0
Interest rate contract	—	1.3	—	1.3
Foreign currency contracts	—	4.7	—	4.7
Total liabilities at fair value	$340.5	$229.8	$5.7	$576.0

	Fair Value Measurements as of December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$233.5	$127.9	$9.5	$371.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	11.4	—	11.4
Total assets at fair value	$233.5	$146.8	$9.5	$389.9

Liabilities:
Commodities contracts	$223.0	$96.8	$6.3	$326.0
Interest rate contract	—	3.7	—	3.7
Foreign currency contracts	—	19.8	—	19.8
Total liabilities at fair value	$223.0	$120.2	$6.3	$349.5

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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of June 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$559.0	$439.0	$119.9	$5.4	$—	$114.5
Interest rate contract	2.3	—	2.3	—	—	2.3
Foreign currency contracts	4.1	3.2	0.9	—	—	0.9
Total assets at fair value	$565.4	$442.3	$123.1	$5.4	$—	$117.7

Liabilities:
Commodities contracts	$570.0	$439.0	$131.0	$3.1	$—	$127.9
Interest rate contract	1.3	—	1.3	—	—	1.3
Foreign currency contracts	4.7	3.2	1.5	—	—	1.5
Total liabilities at fair value	$576.0	$442.3	$133.8	$3.1	$—	$130.6

	Fair Value as of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$371.0	$287.1	$83.9	$1.2	$—	$82.7
Foreign currency contracts	7.5	7.5	—	—	—	—
Total assets at fair value	$378.5	$294.6	$83.9	$1.2	$—	$82.7

Liabilities:
Commodities contracts	$326.0	$287.1	$38.9	$2.3	$—	$36.6
Interest rate contract	3.7	—	3.7	—	—	3.7
Foreign currency contracts	19.8	7.5	12.3	—	—	12.3
Total liabilities at fair value	$349.5	$294.6	$54.9	$2.3	$—	$52.6
At June 30, 2021 and December 31, 2020, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2021, two of our counterparties with a total exposure of $25.9 million represented over 10% of our credit exposure to OTC derivative counterparties.

Nonrecurring Fair Value Measurements
During the second quarter of 2021, we identified an impairment indicator with respect to certain long-lived assets within the land segment. We determined that the carrying amount of the asset group was not recoverable and recognized an asset impairment of $4.7 million during the three months ended June 30, 2021. The fair value of the asset group was measured using an income approach based on estimated future cash flows as of the measurement date. Due to the significance of unobservable inputs, the measurement is categorized as Level 3. The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of June 30, 2021 and December 31, 2020, respectively.
7. Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Aviation	$156.1	$103.9	$277.4	$357.9
Land	4.0	0.8	9.6	5.6
Marine	727.5	441.0	1,446.3	1,365.7
Asia Pacific	887.6	545.8	1,733.3	1,729.1

Aviation	363.2	157.8	630.0	796.6
Land	555.8	313.9	1,165.6	932.1
Marine	560.1	285.0	1,047.2	896.2
EMEA	1,479.0	756.7	2,842.9	2,625.0

Aviation	453.4	77.2	802.5	656.7
Land	139.8	76.4	262.5	206.8
Marine	131.0	83.1	256.6	316.4
LATAM	724.2	236.7	1,321.6	1,179.9

Aviation	1,943.7	500.6	3,375.0	2,607.1
Land	1,750.8	804.9	3,211.3	2,134.2
Marine	289.9	134.2	545.4	476.4
North America	3,984.4	1,439.7	7,131.8	5,217.7

Other revenues (excluded from ASC 606) (1)	10.3	179.6	13.9	421.9

Total revenue	$7,085.5	$3,158.3	$13,043.4	$11,173.5
(1)     Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. Furthermore, as of June 30, 2021 and December 31, 2020, the contract assets and contract liabilities recognized by the Company were not material.

8. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income tax provision	$2.0	$7.7	$10.8	$23.7

Effective income tax rate	10.2%	(258.1)%	22.9%	43.3%
Our provision for income taxes for the three months ended June 30, 2021 was $2.0 million, resulting in an effective income tax rate of 10.2%. The provision includes a net discrete income tax benefit of $2.6 million, of which $4.5 million relates to the impact of a change in the United Kingdom's tax rate, reduced by a net discrete tax expense of $1.9 million related to other worldwide tax adjustments. For the three months ended June 30, 2020, our provision for income taxes was $7.7 million resulting in an effective tax rate of (258.1%), which included a net discrete income tax expense of $3.4 million.
Our provision for income taxes for the six months ended June 30, 2021 was $10.8 million, resulting in an effective income tax rate of 22.9%. The provision includes a net discrete income tax benefit of $3.8 million, which includes a $4.5 million tax benefit related to the impact of a change in the United Kingdom's tax rate and a $1.6 million tax benefit related to an adjustment for the final purchase price allocation on the sale of the MultiService payment solutions business ("MSTS"), offset by a net discrete tax expense of $2.3 million related to other worldwide tax adjustments. For the six months ended June 30, 2020, our provision for income taxes was $23.7 million resulting in an effective tax rate of 43.3%, which included a net discrete income tax expense of $4.4 million.
Our income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses, decreased foreign income taxes by $0.2 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $0.6 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively. There was no impact of the income tax concession on basic and diluted earnings per common share for the three months ended June 30, 2021. The impact of the income tax concession on basic and diluted earnings per common share was $0.01 and $0.01, respectively, for the three months ended June 30, 2020, and $0.01 and $0.04 on basic earnings per common share and $0.01 and $0.04 on diluted earnings per common share for the six months ended June 30, 2021 and 2020, respectively.
Our income tax provisions for the three and six months ended June 30, 2021 and 2020 were calculated based on the estimated annual effective income tax rates for the 2021 and 2020 fiscal years respectively. The actual effective income tax rate for the 2021 fiscal year may be materially different because of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2019 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2018 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018. In January 2021, we received final tax assessments for the 2013 and 2014 tax years of approximately $0.6 million (DKK 3.7 million) and $0.8 million (DKK 4.9 million), respectively. We believe these assessments are without merit and are currently appealing the actions. In addition, in March 2021, we received notice that the Danish subsidiary’s 2016 – 2019 tax years were also under examination. Finally, on April 28, 2021, we received a proposed tax assessment for the 2015 tax year of approximately $15.3 million (DKK 96.1 million), which we believe is without merit. We are in the process of responding to the proposed assessment and the 2016 - 2019 information requests. We have not yet received any proposed assessments related to the 2016 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied. In 2017, the Korean Branch of one of our subsidiaries received income tax assessment notices aggregating $10.0 million (KRW 11.3 billion) from the South Korea tax authorities. We believe that these assessments are without merit and are currently appealing the actions. In addition, in January of 2020, we received a notice of examination from the U.S. IRS for the 2017 - 2018 tax years and are in the process of responding to information requests. In June 2021, we received a notice of proposed adjustment for the 2017 and 2018 tax years which is not material that we are in the process of reviewing. An unfavorable resolution of one or more of the above matters could have a material adverse effect on our operating results or cash flows in the quarter or year in which the adjustments are recorded, or the tax is due or paid. As examinations are still in process or have not yet reached the final stages of the appeals process, the timing of the ultimate resolution or payments that may be required cannot be determined at this time.

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
Information concerning our Revenue, Gross profit and Income from operations by reportable segment is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Revenue:	2021	2020	2021	2020
Aviation segment	$2,805.8	$1,020.6	$4,900.8	$4,784.8
Land segment	2,457.2	1,197.6	4,645.4	3,303.6
Marine segment	1,822.4	940.2	3,497.1	3,085.2
Total revenue	$7,085.5	$3,158.3	$13,043.4	$11,173.5

Gross profit:
Aviation segment	$87.4	$91.9	$164.1	$185.0
Land segment	73.8	84.8	163.3	191.0
Marine segment	22.7	37.2	48.2	96.6
Total gross profit	$183.9	$213.9	$375.5	$472.6

Income from operations:
Aviation segment	$34.0	$9.0	$57.0	$38.1
Land segment	8.1	9.7	40.9	35.3
Marine segment	4.8	13.3	11.1	47.2
Corporate overhead - unallocated	(15.9)	(20.1)	(40.5)	(37.9)
Total income from operations	$30.9	$11.9	$68.6	$82.7
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	June 30, 2021	December 31, 2020
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $26.4 and $41.2 as of June 30, 2021 and December 31, 2020, respectively	$700.6	$464.7
Land segment, net of allowance for credit losses of $3.6 and $5.0 as of June 30, 2021 and December 31, 2020, respectively	533.4	394.5
Marine segment, net of allowance for credit losses of $6.2 and $7.6 as of June 30, 2021 and December 31, 2020, respectively	601.0	379.2
Total accounts receivable, net	$1,835.0	$1,238.4

Total assets:
Aviation segment	$2,054.4	$1,789.5
Land segment	1,652.4	1,459.5
Marine segment	977.8	667.6
Corporate	565.1	583.7
Total assets	$5,249.8	$4,500.3

10. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to World Fuel	$17.6	$(10.2)	$36.5	$31.2
Denominator:
Weighted average common shares for basic earnings per common share	63.4	63.3	63.2	64.1
Effect of dilutive securities	0.4	—	0.5	0.3
Weighted average common shares for diluted earnings per common share	63.8	63.3	63.6	64.4

Basic earnings (loss) per common share	$0.28	$(0.16)	$0.58	$0.49

Diluted earnings (loss) per common share	$0.28	$(0.16)	$0.57	$0.48

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.9	3.4	0.9	2.8
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
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $11.6 million (BRL 57.3 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of June 30, 2021, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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
12. Restructuring
As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus was primarily on cost-reduction initiatives in response to the pandemic. In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. While we initially expected to finalize the overall restructuring plan by the end of the second quarter of 2021, we elected to expand the plan in order to finalize the alignment of processes and platforms within the land segment. We currently expect to complete the necessary activities by the end of the first quarter of 2022 and incur additional restructuring charges of approximately $6.0 million to $8.0 million.
During the six months ended June 30, 2021, we incurred incremental charges of $5.1 million, comprised principally of external consulting fees supporting the land restructuring and related severance costs. These costs are included in Restructuring charges in our Condensed Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of June 30, 2021 are included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
The following table provides a summary of our restructuring activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2020	$0.9	$4.6	$0.9	$0.1	$6.6
Restructuring charges	0.9	4.2	—	—	5.1
Paid during the period	(0.6)	(2.6)	(0.3)	(0.1)	(3.6)
Accrued charges as of June 30, 2021	$1.1	$6.3	$0.6	$—	$8.0

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2020 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 - Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 - Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A - Risk Factors of our 2020 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “could,” “would,” “will,” “will be,” “will continue,” “plan,” or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the ultimate impact of the coronavirus pandemic, or COVID-19, and related travel restrictions on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our expectations regarding reductions of government-related activity in Afghanistan with the North Atlantic Treaty Organization (NATO) and the timing and impact of the final troop withdrawals on our future sales, (iv) the effectiveness of our initiatives to reduce cost, improve liquidity and increase efficiencies, as well as the impact of such initiatives on our business, (v) our expectations regarding the reopening of our offices and the role of remote work in our operations, including any adjustments to our plans, (vi) growth strategies and our working capital, liquidity, capital expenditure requirements, (vii) the expected benefit of our land segment restructuring and its ability to create efficiencies and allow for greater scalability and quicker integration of new businesses to capture synergies, (viii) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (ix) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (x) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as legislation enacted in response to climate change;
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
•the impact of cyber and other information security-related incidents;
•currency exchange fluctuations;
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
•uninsured or underinsured losses;
•seasonal variability that adversely affects our revenues and operating results, as well as the impact of natural disasters, such as earthquakes, hurricanes and wildfires;
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
COVID-19
Throughout 2020, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular, which has continued into 2021. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in certain regions, activity in many parts of the world continues to be negatively impacted by travel restrictions and lockdowns.
In response to the challenges arising from the pandemic, we took swift action to ensure the safety of our employees and other stakeholders by implementing our business continuity and emergency response plans and maximizing remote work throughout our global offices. Since the first quarter of 2020, many of our employees have been collaborating virtually with our customers, suppliers and each other using the information-sharing tools and technology that we have invested in over the last several years. In connection therewith, we also commenced a number of initiatives in 2020 relating to cost reduction, liquidity and operating efficiencies, which remain an area of focus for us in 2021. While we expect that a number of our offices will reopen in the latter half of 2021, we believe that remote work will continue to be an integral part of our response plan as we monitor and assess public health developments and make appropriate adjustments to support the well-being of our employees.
As a result of the pandemic, we experienced a sharp decline in demand and related sales primarily beginning in the second quarter of 2020, as large sectors of the global economy were adversely impacted by the crisis. Demand showed some moderate improvement through the second half of 2020 and into 2021, however, it has remained well below pre-pandemic levels, as described in greater detail below and we expect these negative impacts to continue through 2021. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally. For additional discussion on the risks relating to the pandemic, see Item 1A - Risk Factors in our 2020 10-K Report.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine, where we offer fuel and related products and services to customers in these transportation industries. Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs.
In our aviation and land segments, we primarily purchase and resell fuel and other products. Profit from our aviation and land segments is generally determined by the volume and the gross profit achieved on fuel sales and related services. In our marine segment, we principally purchase and resell fuel and also act as brokers for others. Profit from our marine segment is determined mostly by the volume and unit margin achieved on fuel resales. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential credit losses.
Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measurement of income from operations.
Selected financial information with respect to our business segments is provided in Note 9. Business Segments.

Aviation Segment
Our aviation segment has historically benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. However, the global travel restrictions and sharp decrease in demand for air travel resulting from the COVID-19 pandemic have significantly impacted the overall aviation market, and commercial passenger airlines in particular, throughout 2020 and into 2021. Accordingly, beginning in the second quarter of 2020 and continuing through the first half of 2021, we have experienced a material volume decline in our commercial aviation business as compared to pre-pandemic levels and, to a somewhat lesser extent, a reduction in our business and general aviation activities. While we have begun to experience improvements in demand and related volume increases in certain regions, our results of operations in our aviation segment for the balance of 2021 remains uncertain. Any material recovery in demand will be highly contingent on the timing and extent of governmental actions or restrictions globally in response to any increases in infection rates and the overall recovery of the global economy from the effects of the pandemic.
In addition, our aviation segment has historically benefited from significant sales to NATO in Afghanistan, which has accounted for a material portion of our aviation segment's profitability in recent years. The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, in 2020 the U.S. government significantly reduced the level of troops in Afghanistan, including the troops supporting NATO. As a result, we experienced a material decline in demand throughout 2020, which continued into 2021. Beginning in May 2021, the U.S. and NATO began their final withdrawal of the remaining U.S. and NATO troops in the area to be completed by September 11, 2021. In July, the U.S. announced that its withdrawal was nearing completion and would conclude by August 31, 2021. In connection therewith, we expect to experience additional material decline in our sales to NATO in Afghanistan.
Land Segment
Our land segment consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. Due to the diverse portfolio of customers, businesses and activities within our land segment, the COVID-19 related impacts have been varied. During the latter half of 2020 and into 2021, our retail operations in North America have experienced an increase in volumes as markets begin to resume economic activity. Meanwhile, our home heating oil business in the U.K. experienced a decrease in demand in the first half of 2021 after previously benefiting from stay-at-home orders during the same period in 2020. Accordingly, the timing and extent of improvement in the overall operating results of our land segment are more difficult to predict and will continue to be dependent on the timing and extent to which travel restrictions are ultimately lifted and local business activities fully reopen. In addition, for the same reasons as those described in the aviation segment, we have experienced a material decline in demand in our government business since the end of the first quarter of 2020 and similarly expect such sales to materially decline in connection with the U.S. and NATO troop withdrawal.
In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. While we initially expected to complete the restructuring activities in the second quarter of 2021, we elected to expand the plan in order to finalize the alignment of processes and platforms within the land segment to focus not just on creating efficiencies within the existing business, but to allow for greater scalability and quicker integration of new businesses to capture synergies. To complete the additional activities, we expect to incur incremental restructuring charges of approximately $6.0 million to $8.0 million, primarily related to consulting fees, by the end of first quarter of 2022. We expect the ultimate financial benefit of the restructuring to be realized as new businesses are acquired and integrated into our land segment. See Note 12. Restructuring for additional information.
Marine Segment
Through much of 2019 and into early 2020, we experienced improved profitability in our marine segment due to higher average fuel prices, combined with our heightened focus on cost management and continued reshaping of our business portfolio. In particular, the International Maritime Organization's mandatory low sulfur regulations that took effect in January 2020 ("IMO 2020") resulted in certain supply imbalances and price volatility which positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and continuing through the first half of 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. While we have experienced some improvements in demand, we expect our marine segment’s operating performance to continue to be impacted by the pandemic throughout 2021. This is due to among other things, uncertain demand from cruise lines and certain other sectors of the shipping industry, as well as competitive market conditions and limited price volatility.

Results of Operations
Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
Revenue. Our revenue for the second quarter of 2021 was $7.1 billion, an increase of $3.9 billion, or 124%, compared to the second quarter of 2020. Our revenue by segment was as follows (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$2,805.8	$1,020.6	$1,785.2
Land segment	2,457.2	1,197.6	1,259.7
Marine segment	1,822.4	940.2	882.3
Total revenue	$7,085.5	$3,158.3	$3,927.1
Revenues in our aviation segment were $2.8 billion for the second quarter of 2021, an increase of $1.8 billion, or 175%, compared to the second quarter of 2020. The increase in revenue was driven by increased volume and higher average prices. Total aviation volumes increased by 685.6 million, or 100%, to 1.4 billion gallons as travel restrictions eased, primarily in the North American market, and demand for air travel continues to recover. Average jet fuel price per gallon sold increased by 87% in the second quarter of 2021 compared to the second quarter of 2020.
Revenues in our land segment were $2.5 billion for the second quarter of 2021, an increase of $1.3 billion, or 105%, compared to the second quarter of 2020. The increase in revenue was principally driven by higher average prices. The average price per gallon sold increased by 89% in the second quarter of 2021 compared to the second quarter of 2020. In addition, total volumes increased by 120.2 million, or 10%, to 1.3 billion gallons or gallon equivalents in the second quarter of 2021 compared to the second quarter of 2020, primarily due to increased demand in our retail operations in North America.
Revenues in our marine segment were $1.8 billion for the second quarter of 2021, an increase of $882.3 million, or 94%, compared to the second quarter of 2020. The increase in revenue was principally driven by a 69% increase in the average price per metric ton of bunker fuel sold in the second quarter of 2021 compared to the second quarter of 2020. In addition, total volumes increased by 0.6 million, or 15%, to 4.6 million metric tons in the second quarter of 2021 compared to the second quarter of 2020.
Gross Profit. Our gross profit for the second quarter of 2021 was $183.9 million, a decrease of $30.0 million, or 14%, compared to the second quarter of 2020. Our gross profit by segment was as follows (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$87.4	$91.9	$(4.5)
Land segment	73.8	84.8	(10.9)
Marine segment	22.7	37.2	(14.5)
Total gross profit	$183.9	$213.9	$(30.0)
 Our aviation segment gross profit for the second quarter of 2021 was $87.4 million, a decrease of $4.5 million, or 5%, compared to the second quarter of 2020. The decrease in gross profit was driven by a reduction in our government-related activity in Afghanistan as a result of the ongoing military withdrawal, the decrease in average margins due to returning to a more normalized core business mix, and lower physical inventory gains when compared with the second quarter of 2020.
Our land segment gross profit for the second quarter of 2021 was $73.8 million, a decrease of $10.9 million, or 13%, compared to the second quarter of 2020. The decrease in gross profit was primarily attributable to the sale of MSTS, partially offset by increased demand in North America and World Kinect.
Our marine segment gross profit for the second quarter of 2021 was $22.7 million, a decrease of $14.5 million, or 39%, compared to the second quarter of 2020. The decrease in gross profit was principally attributable to lower profitability as compared to the second quarter of 2020, which benefited from volatility arising from the implementation of the IMO 2020 regulations, as well as competitive market conditions and limited price volatility in the second quarter of 2021.

Operating Expenses. Total operating expenses for the second quarter of 2021 were $153.0 million, a decrease of $49.0 million, or 24%, compared to 2020. Our operating expenses were as follows (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change
Compensation and employee benefits	$87.9	$95.9	$(8.0)
General and administrative	57.4	84.4	(27.0)
Asset impairments	4.7	18.6	(13.9)
Restructuring charges	3.0	3.1	(0.1)
Total operating expense	$153.0	$202.0	$(49.0)
General and administrative expenses decreased $27.0 million, primarily driven by a $25.8 million, or 105%, decrease in our provision for credit losses due to the stabilization of customer credit risk as the global economy continues to recover from the negative effects of the pandemic and the sale of MSTS. In addition, employee compensation costs decreased by $8.0 million, or 8%, in the second quarter of 2021 compared to the second quarter of 2020, also principally due to the sale of MSTS. In 2020, total operating expense was also impacted by impairment charges associated with our decision to rationalize our global office footprint.
Income from Operations. Our income from operations for the second quarter of 2021 was $30.9 million, an increase of $19.1 million, or 160%, compared to the second quarter of 2020. Income from operations by segment was as follows (in millions):

	Three Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$34.0	$9.0	$25.1
Land segment	8.1	9.7	(1.6)
Marine segment	4.8	13.3	(8.6)
Corporate overhead - unallocated	(15.9)	(20.1)	4.2
Total income from operations	$30.9	$11.9	$19.1
Income from operations in our aviation segment for the second quarter of 2021 was $34.0 million, an increase of $25.1 million, or 279%, compared to the second quarter of 2020. In 2021, our aviation segment principally benefited from a reduction in the provision for credit losses due to the stabilization of customer credit risk as the global aviation industry continues to recover and the global office footprint rationalization that resulted in the recognition of an impairment in the second quarter of 2020.
In our land segment, income from operations for the second quarter of 2021 was $8.1 million, a decrease of $1.6 million, or 17%, compared to 2020, attributable due to the sale of MSTS in 2020 as well as costs incurred during the second quarter of 2020 associated with a specific business opportunity.
Our marine segment income from operations for the second quarter of 2021 was $4.8 million, a decrease of $8.6 million, or 64%, compared to the second quarter of 2020, which benefited from volatility arising from the implementation of the IMO 2020 regulations, as well as competitive market conditions and limited price volatility in the second quarter of 2021, partially offset by a $6.0 million reduction in operating expenses largely driven by the decrease in our provision for credit losses in the second quarter of 2021.
Corporate overhead costs not charged to the business segments for the second quarter of 2021 were $15.9 million, a decrease of $4.2 million, or 21%, compared to 2020, primarily attributable to the impairment charge recognized in 2020 as part of the office footprint rationalization and divestiture related costs incurred in the second quarter of 2020.
Non-Operating Income (Expense), net. For the second quarter of 2021, we had a non-operating expense of $11.4 million compared to $14.9 million in 2020. Non-operating expenses were higher in the second quarter of 2020, primarily as a result of foreign currency losses.
Income Taxes. For the second quarter of 2021, our income tax provision was $2.0 million and our effective income tax rate was 10%, compared to an income tax provision of $7.7 million and an effective income tax rate of (258%) for the second quarter of 2020. The change in income tax provision resulted primarily from differences in the results of our subsidiaries in tax jurisdictions with different tax rates, and a $2.6 million discrete tax benefit, net for the second quarter of 2021 compared to a $3.4 million discrete tax expense, net in 2020. See Note 8. Income Taxes for additional information.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the second quarter of 2021, we had net income attributable to World Fuel of $17.6 million and diluted income per common share of $0.28 compared to net loss attributable to World Fuel of $10.2 million and diluted loss per common share of $0.16 for the second quarter of 2020.
Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
Revenue. Our revenue for the first six months of 2021 was $13.0 billion, an increase of $1.9 billion, or 17%, compared to the first six months of 2020. Our revenue by segment was as follows (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$4,900.8	$4,784.8	$116.1
Land segment	4,645.4	3,303.6	1,341.8
Marine segment	3,497.1	3,085.2	411.9
Total revenue	$13,043.4	$11,173.5	$1,869.9
Revenues in our aviation segment were $4.9 billion for the first six months of 2021, an increase of $116.1 million, or 2%, compared to the first six months of 2020. The increase in revenue was driven by higher average prices, partially offset by decreased volumes. Average jet fuel price per gallon sold increased by 16% in the first six months of 2021 compared to the first six months of 2020. Total aviation volumes decreased by 15.7 million, or 1%, to 2.5 billion gallons, as a result of the decline in activity in our commercial aviation business due to the impact of the COVID-19 pandemic on air travel beginning in the second quarter of 2020.
Revenues in our land segment were $4.6 billion for the first six months of 2021, an increase of $1.3 billion, or 41%, compared to the first six months of 2020. The increase in revenue was driven by higher average prices and increased volume. Average fuel price sold increased 40% in the first six months of 2021 compared to the first six months of 2020. Total volumes increased by 42.2 million, or 2%, to 2.6 billion gallon or gallon equivalents in the first six months of 2021 compared to the first six months of 2020, primarily driven by growth in World Kinect.
Revenues in our marine segment were $3.5 billion for the first six months of 2021, an increase of $411.9 million, or 13%, compared to the first six months of 2020. The increase in revenue was driven by a 14% increase in the average price per metric ton of bunker fuel sold, partially offset by decreased volume. Total volumes decreased by 0.1 metric tons, or 1%, from 8.9 to 8.8 million metric tons in the first six months of 2021 compared to 2020.
Gross Profit. Our gross profit for the first six months of 2021 was $375.5 million, a decrease of $97.1 million, or 21%, compared to the first six months of 2020. Our gross profit by segment was as follows (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$164.1	$185.0	$(21.0)
Land segment	163.3	191.0	(27.8)
Marine segment	48.2	96.6	(48.4)
Total gross profit	$375.5	$472.6	$(97.1)
Our aviation segment gross profit for the first six months of 2021 was $164.1 million, a decrease of $21.0 million, or 11%, compared to the first six months of 2020. The decrease in gross profit was primarily due to the continued reduction in our government-related activity in Afghanistan as a result of the ongoing military withdrawal, partially offset by recovery in demand for air travel.
Our land segment gross profit for the first six months of 2021 was $163.3 million, a decrease of $27.8 million, or 15%, compared to the first six months of 2020. The decrease in gross profit was primarily attributable to the sale of MSTS, partially offset by improved performance by our natural gas business in North America.
Our marine segment gross profit for the first six months of 2021 was $48.2 million, a decrease of $48.4 million, or 50%, compared to the first six months of 2020. The decrease in gross profit was primarily attributable to lower profitability as compared to the strong results in the first six months of 2020, which benefited from volatility arising from the implementation of the IMO 2020 regulations, as well as competitive market conditions and limited price volatility in the first six months of 2021.

Operating Expenses. Total operating expenses for the first six months of 2021 were $306.9 million, a decrease of $83.0 million, or 21%, compared to the first six months of 2020. Our operating expenses were as follows (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change
Compensation and employee benefits	$180.3	$198.3	$(18.0)
General and administrative	116.8	168.2	(51.4)
Asset impairments	4.7	18.6	(13.9)
Restructuring charges	5.1	4.8	0.3
Total operating expense	$306.9	$389.9	$(83.0)
Our general and administrative expenses materially decreased compared to the first six months of 2020, primarily driven by a $32.2 million, or 93%, decrease in our provision for credit losses due to the stabilization of customer credit risk as the global economy continues to recover from the negative effects of the pandemic combined with the sale of MSTS and the cost-reduction initiatives started in 2020. Additionally, employee compensation costs decreased by $18.0 million, or 8%, in the first six months of 2021 compared to the first six months of 2020, principally due to the sale of MSTS. In 2020, total operating expense was also impacted by impairment charges associated with our decision to rationalize our global office footprint.
Income from Operations. Our income from operations for the first six months of 2021 was $68.6 million, a decrease of $14.1 million, or 17%, compared to the first six months of 2020. Income from operations by segment was as follows (in millions):

	Six Months Ended June 30,
	2021	2020	$ Change
Aviation segment	$57.0	$38.1	$18.9
Land segment	40.9	35.3	5.5
Marine segment	11.1	47.2	(36.1)
Corporate overhead - unallocated	(40.5)	(37.9)	(2.5)
Total income from operations	$68.6	$82.7	$(14.1)
Our aviation segment income from operations for the first six months of 2021 was $57.0 million, an increase of $18.9 million compared to the first six months of 2020. In 2021, the decrease in the gross profit was offset by a reduction in the provision for credit losses due to the stabilization of customer credit risk as the global aviation industry continues to recover, as well as the impairment recognized in the second quarter of 2020 as a result of the global office footprint rationalization.
Our land segment income from operations for the first six months of 2021 was $40.9 million, an increase of $5.5 million compared to the first six months of 2020, driven primarily by improved performance by our natural gas business in North America, partially offset by the sale of MSTS in 2020.
Our marine segment income from operations for the first six months of 2021 was $11.1 million, a decrease of $36.1 million, compared to 2020. The decrease in operating income was primarily attributable to the strong results in the first six months of 2020, which benefited from volatility arising from the implementation of the IMO 2020 regulations, as well as competitive market conditions and limited price volatility in the first six months of 2021. The lower gross profit was partially offset by a decrease in operating expenses, including the provision for credit losses, as well as the impairment recognized in 2020 as a result of the global office footprint rationalization.
Corporate overhead costs not charged to the business segments for the first six months of 2021 were $40.5 million, an increase of $2.5 million, or 7%, compared to the first six months of 2020, primarily attributable to an increase in unallocated employee compensation and benefit costs, partially offset by the impairment charge recognized in 2020 as part of the global office footprint rationalization.
Non-Operating Income (Expenses), net. For the first six months of 2021, we had net non-operating income of $21.3 million, compared to net non-operating expenses of $28.1 million the first six months of 2020. Non-operating expenses were higher in the second half of 2020, primarily as a result of foreign currency losses.
Income Taxes. For the first six months of 2021, our income tax provision was $10.8 million and our effective income tax rate was 23%, as compared to an income tax provision of $23.7 million and an effective income tax rate of 43% for the first six months of 2020. The lower tax provision was principally a result of the jurisdictional income mix and a discrete tax benefit of $3.8 million, net in 2021 compared to a discrete tax expense of $4.4 million, net in 2020. See Note 8. Income Taxes for additional information.

Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the first six months of 2021, we had a net income of $36.5 million and diluted earnings per common share of $0.57 as compared to net income of $31.2 million and diluted earnings per common share of $0.48 for the first six months of 2020.
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
As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results throughout 2021, which could have a negative impact on our liquidity in the future. However, based on the information currently available, we believe that our cash and cash equivalents as of June 30, 2021 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2021 and 2020 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	Six Months Ended June 30,
	2021	2020
Net cash provided by (used in) operating activities	$140.6	$245.1
Net cash provided by (used in) investing activities	(19.7)	(168.7)
Net cash provided by (used in) financing activities	(35.7)	394.9
Operating Activities. For the first six months of 2021, net cash provided by operating activities was $140.6 million, compared to $245.1 million net cash provided during the first six months of 2020. The $104.5 million decrease was driven primarily by a decrease in working capital, excluding cash, of $53.4 million, a decrease in noncash adjustments of $36.1 million, principally associated with a decrease in credit loss reserves, and a net $20.4 million decrease in long-term assets and liabilities, partially offset by a $5.5 million increase in net income. The $53.4 million change in working capital was primarily driven by an increase in accounts receivable, inventories, and prepaid expenses, partially offset by a decrease in accounts payable, accrued expenses, and other current liabilities, as well as a decrease in derivative and other current assets.

Investing Activities. For the first six months of 2021, net cash used in investing activities was $19.7 million, compared to net cash used of $168.7 million in the first six months of 2020. The $149.1 million decrease in cash flows was primarily due to net cash paid of $130.6 million for the acquisition of our UVair fuel business during the first quarter of 2020 and a decrease in capital expenditures of $18.7 million.
Financing Activities. For the first six months of 2021, net cash used in financing activities was $35.7 million compared to net cash provided of $394.9 million for the first six months of 2020. The $430.6 million increase in net cash used was principally due to $475.0 million in lower net borrowings of debt under our credit facility, partially offset by a $55.6 million decrease in common stock repurchases.
Other Liquidity Measures
Cash and Cash Equivalents. As of June 30, 2021 and December 31, 2020, we had cash and cash equivalents of $742.7 million and $658.8 million, respectively.
Credit Facility and Term Loans. We had $497.0 million and $503.2 million in Term Loans outstanding as of June 30, 2021 and December 31, 2020, respectively. Our Credit Agreement, as amended, consists of a revolving loan under which up to $1.3 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures July 2024.
We had no outstanding borrowings under our Credit Facility as of June 30, 2021 and December 31, 2020. Our issued letters of credit under the Credit Facility totaled $3.5 million and $3.4 million as of June 30, 2021 and December 31, 2020, respectively. The unused portion of our Credit Facility was $1.3 billion as of June 30, 2021 and December 31, 2020. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of June 30, 2021, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.
Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of June 30, 2021 and December 31, 2020, our outstanding letters of credit and bank guarantees under these credit lines totaled $350.5 million and $328.4 million, respectively.
We also have accounts receivable financing programs under receivables purchase agreements (“RPAs”) with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin equal to LIBOR plus 1.00% to 3.25%, which varies based on the outstanding accounts receivable at any given time and assumes maximum utilization of the RPA facilities. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the six months ended June 30, 2021 and 2020, we sold receivables under our RPAs with an aggregate face value of $4.3 billion and $2.2 billion, respectively, and paid fees and interest of $9.4 million and $5.5 million, respectively.
Short-Term Debt. As of June 30, 2021, our short-term debt of $30.1 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings and finance lease obligations.
Contractual Obligations and Off-Balance Sheet Arrangements
Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2020 to June 30, 2021. For a discussion of these matters, refer to Item 7 - Contractual Obligations and Off-Balance Sheet Arrangements of our 2020 10-K Report.

Contractual Obligations
Derivative Obligations. As of June 30, 2021, our net derivative obligations were $133.9 million, principally due within one year.
Purchase Commitment Obligations. As of June 30, 2021, fixed purchase commitments under our derivative programs amounted to $76.2 million, of which $39.3 million is due within one year.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and are renewed as needed. As of June 30, 2021, we had issued letters of credit and bank guarantees totaling $354.0 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The significant accounting policies used are disclosed in Item 15 - Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies to the Consolidated Financial Statements in our 2020 10-K report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements.
Impairment Assessments of Goodwill, Long-Lived Assets and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information, including, but not limited to, the recoverability of the carrying value of our goodwill, long-lived assets and equity investments. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of June 30, 2021, the assumptions used were defined in the context of the current and future potential impact of COVID-19 on our business. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Other business factors such as the reduction of government-related activity in Afghanistan were considered.
Based on the assessments performed, and supported by the available information as of June 30, 2021, we concluded that no material impairment of long-lived assets, intangibles and equity method investments should be recognized and it was not more likely than not that the fair value of our land and aviation reporting units were less than their respective carrying values. If the impact of the pandemic is more severe or longer in duration than we have assumed, such impact could potentially result in impairments.
For further information, see Note 6. Fair Value Measurements and Note 12. Restructuring.
Recent Accounting Pronouncements
Information regarding new accounting pronouncements is included in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Derivative Instruments
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2020. Please refer to our 2020 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of June 30, 2021, see Note 4. Derivative Instruments.
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

As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2021.
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

Part II — Other Information
Item 1.     Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Note 8. Income Taxes and Note 11. Commitments and Contingencies within this 10-Q Report as well as Note 9. Commitments and Contingencies and Note 11. Income Taxes within Part IV. Item 15 - Notes to the Consolidated Financial Statements in our 2020 10-K Report for additional details regarding certain tax matters.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the three months ended June 30, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2021 - 4/30/2021	—	$—	—	$246,258
5/1/2021 - 5/31/2021	—	—	—	246,258
6/1/2021 - 6/30/2021	—	—	—	246,258
Total	—	$—	—	$246,258
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the “Repurchase Program”), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of June 30, 2021, approximately $246.3 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2020 Omnibus Plan.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2021	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer