Form 10-Q
period 2021-09-30
WORLD FUEL SERVICES CORP
filed 2021-10-29
CIK 789460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

 Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 63,169,635 shares of common stock, par value $0.01 per share, issued and outstanding as of October 22, 2021.

Part I — Financial Information
Item 1.     Financial Statements
World Fuel Services Corporation
Condensed Consolidated Balance Sheets
(Unaudited - In millions, except per share data)

	September 30, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$796.0	$658.8
Accounts receivable, net of allowance for credit losses of $25.4 million and $53.8 million as of September 30, 2021 and December 31, 2020, respectively	2,032.5	1,238.4
Inventories	439.3	344.3
Prepaid expenses	76.1	51.1
Short-term derivative assets, net	121.8	66.4
Other current assets	227.6	280.4
Total current assets	3,693.2	2,639.3
Property and equipment, net	334.3	342.6
Goodwill	854.7	858.6
Identifiable intangible and other non-current assets	662.1	659.8
Total assets	$5,544.3	$4,500.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$30.1	$22.9
Accounts payable	2,024.3	1,214.7
Short-term derivative liabilities, net	211.1	50.9
Customer deposits	163.3	155.8
Accrued expenses and other current liabilities	267.6	239.8
Total current liabilities	2,696.5	1,684.0
Long-term debt	484.2	501.8
Non-current income tax liabilities, net	208.2	215.5
Other long-term liabilities	231.7	186.1
Total liabilities	3,620.5	2,587.4
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 62.6 and 62.9 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	0.6	0.6
Capital in excess of par value	190.2	204.6
Retained earnings	1,872.6	1,836.7
Accumulated other comprehensive income (loss)	(143.6)	(132.6)
Total World Fuel shareholders' equity	1,919.7	1,909.3
Noncontrolling interest	4.1	3.6
Total equity	1,923.8	1,912.9
Total liabilities and equity	$5,544.3	$4,500.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Income and Comprehensive Income
(Unaudited – In millions, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenue	$8,350.9	$4,482.7	$21,394.2	$15,656.2
Cost of revenue	8,153.4	4,268.7	20,821.3	14,969.6
Gross profit	197.5	214.0	573.0	686.6
Operating expenses:
Compensation and employee benefits	93.5	91.4	273.9	289.8
General and administrative	60.6	80.9	177.4	249.1
Asset impairments	—	—	4.7	18.6
Restructuring charges	1.7	2.9	6.8	7.7
Total operating expenses	155.8	175.2	462.7	565.1
Income from operations	41.7	38.8	110.2	121.5
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(10.4)	(8.7)	(29.2)	(34.1)
Other income (expense), net	1.0	77.7	(1.6)	75.0
Total non-operating income (expense), net	(9.4)	69.0	(30.7)	41.0
Income (loss) before income taxes	32.3	107.8	79.5	162.4
Provision for income taxes	10.0	25.4	20.8	49.0
Net income (loss) including noncontrolling interest	22.3	82.4	58.7	113.4
Net income (loss) attributable to noncontrolling interest	0.6	0.5	0.5	0.2
Net income (loss) attributable to World Fuel	$21.7	$82.0	$58.2	$113.1

Basic earnings (loss) per common share	$0.34	$1.29	$0.92	$1.77

Basic weighted average common shares	63.0	63.4	63.1	63.9

Diluted earnings (loss) per common share	$0.34	$1.29	$0.92	$1.76

Diluted weighted average common shares	63.3	63.6	63.6	64.1

Comprehensive income:
Net income (loss) including noncontrolling interest	$22.3	$82.4	$58.7	$113.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.3)	15.1	(10.6)	(12.9)
Cash flow hedges, net of income tax expense (benefit) of $(2.8) and $2.1 for the three months ended September 30, 2021 and 2020, respectively, and net of income tax expense (benefit) of $(0.2) and $2.3 for the nine months ended September 30, 2021 and 2020, respectively	(8.2)	6.1	(0.5)	6.8
Total other comprehensive income (loss)	(19.5)	21.2	(11.0)	(6.0)
Comprehensive income (loss) including noncontrolling interest	2.8	103.6	47.7	107.3
Comprehensive income (loss) attributable to noncontrolling interest	0.6	—	0.5	—
Comprehensive income (loss) attributable to World Fuel	$2.2	$103.6	47.2	$107.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	0.6	210.8	1,848.3	(120.3)	1,939.5	3.5	1,943.0
Net income (loss)	—	—	—	17.6	—	17.6	(0.1)	17.6
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of June 30, 2021	63.3	0.6	211.3	1,858.4	(124.1)	1,946.2	3.5	1,949.7
Net income (loss)	—	—	—	21.7	—	21.7	0.6	22.3
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	(0.8)	—	(24.4)	—	—	(24.4)	—	(24.4)
Other comprehensive income (loss)	—	—	—	—	(19.5)	(19.5)	—	(19.5)
Balance as of September 30, 2021	62.6	$0.6	$190.2	$1,872.6	$(143.6)	$1,919.7	$4.1	$1,923.8
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Net income (loss)	—	—	—	41.4	—	41.4	0.2	41.6
Cash dividends declared	—	—	—	(6.5)	—	(6.5)	—	(6.5)
Amortization of share-based payment awards	—	—	(1.8)	—	—	(1.8)	—	(1.8)
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.5)	—	—	(1.5)	—	(1.5)
Purchases of common stock	(2.2)	—	(55.6)	—	—	(55.6)	—	(55.6)
Other comprehensive income (loss)	—	—	—	—	(11.3)	(11.3)	—	(11.3)
Other	—	(0.1)	1.2	—	—	1.2	—	1.2
Balance as of March 31, 2020	63.2	0.6	218.2	1,785.1	(157.5)	1,846.4	3.7	1,850.1
Net income	—	—	—	(10.2)	—	(10.2)	(0.4)	(10.7)
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	2.3	—	—	2.3	—	2.3
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(16.0)	(16.0)	—	(16.0)
Balance as of June 30, 2020	63.3	$0.6	$219.3	$1,768.6	$(173.5)	$1,815.0	$3.3	$1,818.3
Net income	—	—	—	82.0	—	82.0	0.5	82.4
Cash dividends declared	—	—	—	(6.3)	—	(6.3)	—	(6.3)
Amortization of share-based payment awards	—	—	1.9	—	—	1.9	—	1.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—	—	21.2	21.2	—	21.2
Other	—	—	—	2.4	—	2.4	—	2.4
Balance as of September 30, 2020	63.3	$0.6	$221.1	$1,846.6	$(152.3)	$1,916.0	$3.8	$1,919.8
Cash Dividends
During the nine months ended September 30, 2021, the Company's Board of Directors declared quarterly cash dividends of $0.12 per common share representing $7.5 million, $7.6 million, and $7.5 million in total dividends, which were paid on April 9, 2021, July 1, 2021, and October 8, 2021, respectively. During the nine months ended September 30, 2020, the Company's Board of Directors declared quarterly cash dividends of $0.10 per common share representing $6.5 million, $6.3 million, and $6.3 million in total dividends, which were paid on April 9, 2020, July 2, 2020, and October 9, 2020, respectively.
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited - In millions)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$58.7	$113.4
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	60.2	66.3
Provision for credit losses	2.8	57.9
Share-based payment award compensation costs	15.4	2.5
Deferred income tax expense (benefit)	(18.1)	(7.9)
Foreign currency (gains) losses, net	(10.6)	0.2
Loss (gain) on sale of business	1.7	(80.0)
Other	16.5	12.4
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(807.9)	1,283.6
Inventories	(92.5)	299.4
Prepaid expenses	(26.9)	22.5
Short-term derivative assets, net	(61.0)	(68.3)
Other current assets	46.0	72.3
Cash collateral with counterparties	107.8	45.8
Other non-current assets	(90.4)	(7.6)
Accounts payable	784.0	(1,321.6)
Customer deposits	8.1	(10.6)
Accrued expenses and other current liabilities	151.7	(31.5)
Non-current income tax, net and other long-term liabilities	77.9	41.8
Total adjustments	164.6	377.2
Net cash provided by (used in) operating activities	223.3	490.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(128.6)
Proceeds from sale of business, net of divested cash	25.0	268.4
Capital expenditures	(28.3)	(45.5)
Other investing activities, net	(6.5)	(7.5)
Net cash provided by (used in) investing activities	(9.8)	86.9
Cash flows from financing activities:
Borrowings of debt	0.3	2,095.0
Repayments of debt	(16.5)	(2,202.8)
Dividends paid on common stock	(21.2)	(19.3)
Repurchases of common stock	(24.4)	(55.6)
Other financing activities, net	(8.5)	(6.0)
Net cash provided by (used in) financing activities	(70.3)	(188.8)
Effect of exchange rate changes on cash and cash equivalents	(6.0)	(2.0)
Net increase (decrease) in cash and cash equivalents	137.2	386.7
Cash and cash equivalents, as of the beginning of the period	658.8	186.1
Cash and cash equivalents, as of the end of the period	$796.0	$572.7
Supplemental Schedule of Noncash Investing and Financing Activities:
Cash dividends declared, but not yet paid, were $7.6 million and $6.3 million for the nine months ended September 30, 2021 and 2020, respectively.
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

World Fuel Services Corporation
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10-Q ("10-Q Report") as "World Fuel," "we," "our" and "us."
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including sustainability offerings and renewable energy solutions in light of the continued global focus on climate change and the related impacts.
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2020 Annual Report on Form 10-K ("2020 10-K Report"). All intercompany transactions among our businesses have been eliminated.
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
COVID-19
Throughout 2020 and 2021, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in certain regions, activity in many parts of the world continues to be negatively impacted by travel restrictions and lockdowns. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally.
New Accounting Standards
Adoption of New Accounting Standards
During 2021, there have been no accounting standards that, upon adoption, had a material impact on the Company's unaudited Condensed Consolidated Financial Statements or processes.

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
We actively monitor and manage our credit exposure and work to respond to both changes in our customers' financial conditions or macroeconomic events. Based on the ongoing credit evaluations of our customers, we adjust credit limits based upon payment history and our customers' current creditworthiness. However, because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected may ultimately need to be written off.
We had accounts receivable of $2.0 billion and $1.2 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $29.2 million and $57.3 million, as of September 30, 2021 and December 31, 2020, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2021 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information, including the expected overall impact of the ongoing pandemic and global recovery, primarily in the aviation segment. Write-offs of uncollectible receivables during the nine months ended September 30, 2021 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of September 30, 2021, 93% of our net accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2021	2020
Balance as of January 1,	$57.3	$46.6
Charges to allowance for credit losses	2.8	57.9
Write-off of uncollectible receivables	(32.4)	(53.1)
Recoveries of credit losses	1.3	0.6
Translation adjustments	0.1	(0.2)
Balance as of September 30,	$29.2	$51.8

Receivable sales programs
We have receivables purchase agreements ("RPAs") with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying balances in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Condensed Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Condensed Consolidated Statements of Income and Comprehensive Income.
During the nine months ended September 30, 2021 and 2020, we sold receivables under the RPAs with an aggregate face value of $6.8 billion and $2.6 billion, respectively, and paid fees of $14.6 million and $6.8 million, respectively.
3. Acquisitions and Divestitures
2021 Acquisition
On October 28, 2021, we entered into a definitive agreement to acquire all of the outstanding equity interest in Flyers Energy Group ("Flyers") for a purchase price of $773 million, subject to customary adjustments relating to net working capital, indebtedness and transaction expenses. We may elect to satisfy up to $50 million of the purchase price through issuance of the Company's common stock and $100 million will be paid in equal installments over the two years following completion of the transaction. The transaction is subject to customary closing conditions, including regulatory approvals, and is expected be completed within 60 to 90 days.
2020 Acquisition
During the first quarter of 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. ("UVair fuel business"), which serves business and general aviation customers worldwide. The total purchase price of $159.0 million included a $30 million deferred payment that remained partially outstanding as of September 30, 2021. The acquisition was accounted for as a business combination and is reported in the aviation segment.
2020 Divestiture
On September 30, 2020, we completed the sale of our Multi Service payment solutions business ("MSTS") pursuant to the definitive agreement signed on July 30, 2020, for gross cash proceeds at closing of $303.5 million, subject to working capital adjustments, and a deferred payment of $75.0 million, of which $50.0 million will be conditioned on MSTS's achievement of certain financial targets in 2021 and 2022. The sale resulted in a pre-tax gain of $80.0 million, net of costs to sell, recognized during the nine months ended of 2020. The gain is reported in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. During the third quarter of 2021, we collected $25.0 million of the deferred payment that was part of a Note Receivable originally due in 2026. Prior to the sale, MSTS was a reporting unit mainly reported within the land segment. The sale did not meet the criteria to be reported as a discontinued operation.
4. Derivative Instruments
We are exposed to a variety of risks including but not limited to, changes in the prices of commodities that we buy or sell, changes in foreign currency exchange rates, changes in interest rates, and the creditworthiness of each of our counterparties. While we attempt to mitigate these fluctuations through hedging, such hedges may not be fully effective.
Our risk management program includes the following types of derivative instruments:
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

With the exception of the interest rate swap agreement, which matures in March 2025, the majority of our derivative contracts are expected to settle within the next year. The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2021
Commodity contracts
Long	BBL	54.8
Short	BBL	(48.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(171.9)
Buy U.S. dollar, sell other currencies	USD	254.1

Interest rate contracts
Interest rate swap	USD	300.0
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		September 30,	December 31,	September 30,	December 31,
Derivative Instruments	Consolidated Balance Sheets location	2021	2020	2021	2020
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$38.0	$124.9	$90.5	$120.7
	Short-term derivative liabilities, net	0.5	1.0	1.8	2.3
	Other long-term liabilities	—	0.1	—	0.5

Interest rate contracts	Identifiable intangible and other non-current assets	2.4	—	—	—
	Short-term derivative liabilities, net	—	—	1.3	1.3
	Other long-term liabilities	—	—	—	2.4
Total derivatives designated as hedging instruments		40.9	126.0	93.6	127.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	506.7	164.9	280.4	102.7
	Identifiable intangible and other non-current assets	120.3	32.1	32.5	7.9
	Short-term derivative liabilities, net	75.9	30.5	287.5	68.4
	Other long-term liabilities	17.1	17.5	85.1	23.5

Foreign currency contracts	Short-term derivative assets, net	2.0	—	1.2	—
	Identifiable intangible and other non-current assets	0.2	—	0.1	—
	Short-term derivative liabilities, net	2.3	7.5	2.7	19.6
	Other long-term liabilities	—	—	—	0.2
Total derivatives not designated as hedging instruments		724.4	252.5	689.5	222.3

Total derivatives		$765.3	$378.5	$783.1	$349.5
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Inventory	$60.1	$44.5	$8.7	$4.9

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2021			September 30, 2020
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$8,350.9	$8,153.4	$10.4	$4,482.7	$4,268.7	$9.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	3.1	—	—	(1.2)	—
Derivatives designated as hedging instruments	—	(4.8)	—	—	1.5	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(20.2)	128.2	—	(2.8)	(65.0)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(0.3)	—	—	(0.2)
Total amount of income and expense line items excluding the impact of hedges	$8,371.0	$8,279.8	$10.1	$4,485.5	$4,204.1	$9.2

	For the Nine Months Ended
	September 30, 2021			September 30, 2020
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$21,394.2	$20,821.3	$29.2	$15,656.2	$14,969.6	$36.3
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	29.7	—	—	(15.4)	—
Derivatives designated as hedging instruments	—	(24.5)	—	—	15.3	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(39.3)	246.8	—	38.2	(122.3)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(1.0)	—	—	(0.2)
Total amount of income and expense line items excluding the impact of hedges	$21,433.5	$21,073.2	$28.2	$15,618.0	$14,847.2	$36.1

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (loss) not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Commodity contracts	Revenue	$(143.0)	$97.8	$(334.1)	$401.1
Commodity contracts	Cost of revenue	$22.0	$(2.5)	$37.2	$(176.0)
For the three and nine months ended September 30, 2021 and 2020, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2021, on a pre-tax basis for our designated commodity cash flow hedges, $98.9 million and $80.2 million are scheduled to be reclassified from Accumulated other comprehensive income (loss) as an increase to Revenue and increase to Cost of revenue, respectively, over the next twelve months. As of September 30, 2021, these designated commodity cash flow hedges will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of gain (loss) recognized in Accumulated other comprehensive income (loss), net of income tax (expense) benefit	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Commodity contracts (Revenue)	$53.7	$(22.0)	$(22.3)	$163.6
Commodity contracts (Cost of revenue)	17.8	(39.8)	172.1	(237.2)
Interest rate contracts	(0.2)	(0.1)	2.8	(3.8)
Total gain (loss)	$71.4	$(61.9)	$152.6	$(77.4)

Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income, net of income tax (expense) benefit		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2021	2020	2021	2020
Commodity contracts	Revenue	$(15.5)	$(2.8)	$(30.1)	$38.2
Commodity contracts	Cost of revenue	95.5	(65.0)	183.9	(122.3)
Interest rate contracts	Interest expense and other financing costs, net	(0.3)	(0.2)	(0.7)	(0.2)
Total gain (loss)		$79.7	$(68.1)	$153.1	$(84.4)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		Three Months Ended September 30,		Nine Months Ended September 30,
Derivative Instruments - Non-designated	Location	2021	2020	2021	2020
Commodity contracts
	Revenue	$3.3	$44.3	$(287.6)	$157.6
	Cost of revenue	15.0	(27.7)	321.8	(38.0)
		18.3	16.7	34.2	119.6
Foreign currency contracts
	Revenue	0.9	(1.7)	1.1	(1.8)
	Other (expense), net	1.5	(11.7)	3.4	(1.0)
		2.4	(13.4)	4.4	(2.8)
Total gain (loss)		$20.8	$3.2	$38.7	$116.8

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

	September 30, 2021	December 31, 2020
Net derivative liability positions with credit contingent features	$3.5	$20.0
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$3.5	$20.0
As of September 30, 2021 and December 31, 2020, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.
5. Debt, Interest Income, Expense, and Other Finance Costs
Our outstanding debt consists of the following (in millions):

	September 30, 2021	December 31, 2020
Term loans	$490.5	$503.2
Finance leases	20.4	18.2
Other	3.4	3.3
Total debt	514.3	524.7
Less: Current maturities of long-term debt and finance leases	30.1	22.9
Long-term debt	$484.2	$501.8
The following table provides additional information about our Interest income (expense), and other financing costs, net, for the periods presented for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income	$1.7	$0.7	$5.4	$2.3
Interest expense and other financing costs	(12.1)	(9.4)	(34.6)	(36.3)
Interest expense and other financing costs, net	$(10.4)	$(8.7)	$(29.2)	$(34.1)
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

Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in millions):

	Fair Value Measurements as of September 30, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$431.3	$325.0	$2.1	$758.4
Foreign currency contracts	—	4.5	—	4.5
Interest rate contract	—	2.4	—	2.4
Cash surrender value of life insurance	—	14.1	—	14.1
Total assets at fair value	$431.3	$346.0	$2.1	$779.4

Liabilities:
Commodities contracts	$326.1	$449.1	$2.6	$777.8
Interest rate contract	—	1.3	—	1.3
Foreign currency contracts	—	4.0	—	4.0
Total liabilities at fair value	$326.1	$454.4	$2.6	$783.1

	Fair Value Measurements as of December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$233.5	$127.9	$9.5	$371.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	11.4	—	11.4
Total assets at fair value	$233.5	$146.8	$9.5	$389.9

Liabilities:
Commodities contracts	$223.0	$96.8	$6.3	$326.0
Interest rate contract	—	3.7	—	3.7
Foreign currency contracts	—	19.8	—	19.8
Total liabilities at fair value	$223.0	$120.2	$6.3	$349.5
For our derivative contracts, we may enter into master netting, collateral and offset agreements with counterparties. These agreements provide us the ability to offset a counterparty's rights and obligations, request additional collateral when necessary, or liquidate the collateral in the event of counterparty default. We net the fair value of cash collateral paid or received against fair value amounts recognized for net derivative positions executed with the same counterparty under the same master netting or offset agreement.

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$758.4	$499.2	$259.2	$106.0	$—	$153.3
Interest rate contract	2.4	—	2.4	—	—	2.4
Foreign currency contracts	4.5	3.7	0.8	—	—	0.8
Total assets at fair value	$765.3	$502.9	$262.4	$106.0	$—	$156.5

Liabilities:
Commodities contracts	$777.8	$499.2	$278.7	$3.3	$—	$275.4
Interest rate contract	1.3	—	1.3	—	—	1.3
Foreign currency contracts	4.0	3.7	0.3	—	—	0.3
Total liabilities at fair value	$783.1	$502.9	$280.2	$3.3	$—	$276.9

	Fair Value as of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$371.0	$287.1	$83.9	$1.2	$—	$82.7
Foreign currency contracts	7.5	7.5	—	—	—	—
Total assets at fair value	$378.5	$294.6	$83.9	$1.2	$—	$82.7

Liabilities:
Commodities contracts	$326.0	$287.1	$38.9	$2.3	$—	$36.6
Interest rate contract	3.7	—	3.7	—	—	3.7
Foreign currency contracts	19.8	7.5	12.3	—	—	12.3
Total liabilities at fair value	$349.5	$294.6	$54.9	$2.3	$—	$52.6
At September 30, 2021 and December 31, 2020, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2021, two of our counterparties with a total exposure of $51.9 million represented over 10% of our credit exposure to OTC derivative counterparties.
Nonrecurring Fair Value Measurements
During the second quarter of 2021, we identified an impairment indicator with respect to certain long-lived assets within the land segment. We determined that the carrying amount of the asset group was not recoverable and recognized an asset impairment of $4.7 million during the nine months ended September 30, 2021. The fair value of the asset group was measured using an income approach based on estimated future cash flows as of the measurement date. Due to the significance of unobservable inputs, the measurement is categorized as Level 3. The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2021 and December 31, 2020, respectively.

7. Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Aviation	$173.6	$82.6	$451.0	$440.5
Land	6.5	4.1	16.1	9.7
Marine	891.2	524.0	2,337.5	1,889.7
Asia Pacific	1,071.4	610.8	2,804.6	2,339.9

Aviation	639.4	346.1	1,269.4	1,142.8
Land	571.4	385.0	1,737.1	1,317.1
Marine	652.8	365.0	1,700.1	1,261.2
EMEA	1,863.7	1,096.1	4,706.6	3,721.1

Aviation	561.1	155.5	1,363.6	812.2
Land	160.6	112.9	423.1	319.7
Marine	160.6	86.1	417.2	402.5
LATAM	882.3	354.5	2,203.9	1,534.4

Aviation	2,362.3	910.3	5,737.3	3,517.4
Land	1,932.6	1,143.5	5,143.9	3,277.8
Marine	283.2	206.6	828.7	683.0
North America	4,578.1	2,260.5	11,709.9	7,478.1

Other revenues (excluded from ASC 606) (1)	(44.7)	160.8	(30.8)	582.8

Total revenue	$8,350.9	$4,482.7	$21,394.2	$15,656.2
(1)     Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of September 30, 2021 and December 31, 2020, the contract assets and contract liabilities recognized by the Company were not material.
8. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income tax provision	$10.0	$25.4	$20.8	$49.0

Effective income tax rate	30.9%	23.5%	26.1%	30.2%

Our provision for income taxes for the three months ended September 30, 2021 was $10.0 million, resulting in an effective income tax rate of 30.9%. The provision includes a net discrete income tax benefit of $1.1 million, primarily related to adjustments resulting from tax return filings in several worldwide jurisdictions reduced by other tax reserve provisions. For the three months ended September 30, 2020, our provision for income taxes was $25.4 million, resulting in an effective tax rate of 23.5%, which included a discrete income tax expense of $16.1 million for the tax on the gain on the sale of MSTS and a net discrete tax expense of $2.7 million related to tax reserve provisions and adjustments resulting from tax return filings in several worldwide jurisdictions.
Our provision for income taxes for the nine months ended September 30, 2021 was $20.8 million, resulting in an effective income tax rate of 26.1%. The provision includes discrete income tax benefits of $4.5 million related to the impact of a change in the United Kingdom's tax rate and $1.6 million related to an adjustment for the final purchase price allocation on the sale of MSTS, reduced by a net discrete tax expense of $1.2 million related to tax reserve provisions, adjustments related to the filing in several worldwide jurisdictions, and other worldwide tax adjustments. For the nine months ended September 30, 2020, our provision for income taxes was $49.0 million resulting in an effective tax rate of 30.2%, which included a discrete income tax expense of $16.1 million for the tax on the gain on the sale of MSTS and a net discrete expense of $7.1 million related primarily to adjustments resulting from tax return filings in several worldwide jurisdictions.
Our income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses, decreased foreign income taxes by $0.6 million and had a $0.01 impact on basic and diluted earnings per common share for the three months ended September 30, 2021. There was no impact for the three months ended September 30, 2020. Foreign income taxes decreased by $1.2 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. The impact to basic and diluted earnings per common share for the nine months ended September 30, 2021 and 2020 was $0.02.
Our income tax provisions for the three and nine months ended September 30, 2021 and 2020 were calculated based on the estimated annual effective income tax rates for the 2021 and 2020 fiscal years, respectively. The actual effective income tax rate for the 2021 fiscal year may be materially different because of differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most significant of these are in Denmark for the 2013 - 2019 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2018 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018 and was notified in March 2021 that its 2016 - 2019 tax years were also under examination. In January 2021, we received final tax assessments for the 2013 and 2014 tax years of approximately $0.6 million (DKK 3.7 million) and $0.8 million (DKK 4.9 million), respectively. We believe these assessments are without merit and are currently appealing the actions. In April 2021, we received a proposed tax assessment for the 2015 tax year of approximately $15.0 million (DKK 96.1 million), which we believe is without merit. We are in the process of responding to the proposed assessment and the 2016 - 2019 information requests. We have not yet received any proposed assessments related to the 2016 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In 2017, the Korean branch of one of our subsidiaries received income tax assessment notices aggregating $9.5 million (KRW 11.3 billion) from the South Korea tax authorities relating to the 2011 - 2014 tax years. In May and August 2021, we received revised income tax assessments for these years reducing the aggregate assessments to $9.0 million (KRW 10.6 billion). We believe that these assessments are without merit and are currently appealing the actions.
In addition, in January of 2020, we received a notice of examination from the U.S. IRS for the 2017 - 2018 tax years. In June 2021, we received a notice of proposed adjustment for certain immaterial items for the 2017 and 2018 tax years which we accepted and agreed to in August 2021. We are awaiting any additional information requests or notices of proposed adjustment.
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

Information concerning our Revenue, Gross profit and Income from operations by reportable segment is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenue:	2021	2020	2021	2020
Aviation segment	$3,579.7	$1,596.2	$8,480.5	$6,381.0
Land segment	2,670.4	1,645.2	7,315.8	4,948.8
Marine segment	2,100.7	1,241.2	5,597.8	4,326.4
Total revenue	$8,350.9	$4,482.7	$21,394.2	$15,656.2

Gross profit:
Aviation segment	$113.0	$97.6	$277.1	$282.6
Land segment	62.6	84.3	225.9	275.4
Marine segment	21.9	32.0	70.0	128.6
Total gross profit	$197.5	$214.0	$573.0	$686.6

Income from operations:
Aviation segment	$57.0	$29.2	$114.0	$67.3
Land segment	3.7	18.8	44.5	54.1
Marine segment	3.6	8.2	14.8	55.4
Corporate overhead - unallocated	(22.6)	(17.4)	(63.1)	(55.3)
Total income from operations	$41.7	$38.8	$110.2	$121.5

Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2021	December 31, 2020
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $18.7 and $41.2 as of September 30, 2021 and December 31, 2020, respectively	$849.2	$464.7
Land segment, net of allowance for credit losses of $3.6 and $5.0 as of September 30, 2021 and December 31, 2020, respectively	556.8	394.5
Marine segment, net of allowance for credit losses of $3.0 and $7.6 as of September 30, 2021 and December 31, 2020, respectively	626.6	379.2
Total accounts receivable, net	$2,032.5	$1,238.4

Total assets:
Aviation segment	$2,222.8	$1,789.5
Land segment	1,780.3	1,459.5
Marine segment	981.2	667.6
Corporate	560.1	583.7
Total assets	$5,544.3	$4,500.3

10. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income attributable to World Fuel	$21.7	$82.0	$58.2	$113.1
Denominator:
Weighted average common shares for basic earnings per common share	63.0	63.4	63.1	63.9
Effect of dilutive securities	0.3	0.2	0.4	0.3
Weighted average common shares for diluted earnings per common share	63.3	63.6	63.6	64.1

Basic earnings (loss) per common share	$0.34	$1.29	$0.92	$1.77

Diluted earnings (loss) per common share	$0.34	$1.29	$0.92	$1.76

Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.8	3.3	0.8	2.9
11. Commitments and Contingencies
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for these ordinary course claims as well as other matters in which losses are probable and can be reasonably estimated. As of September 30, 2021, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $9.9 million (KRW 11.7 billion) and during the quarter ended June 30, 2017, an assessment for an additional $17.0 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.

We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $10.7 million (BRL 57.7 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
12. Restructuring
As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus was primarily on cost-reduction initiatives in response to the pandemic. In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. While we initially expected to finalize the overall restructuring plan by the end of the second quarter of 2021, we elected to expand the plan in order to finalize the alignment of processes and platforms within the land segment. We currently expect to complete the necessary activities by the end of the first quarter of 2022 and incur additional restructuring charges of approximately $4.0 million to $6.0 million.
During the nine months ended September 30, 2021, we incurred incremental charges of $6.8 million, comprised principally of external consulting fees supporting the land restructuring and related severance costs. These costs are included in Restructuring charges in our Condensed Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of September 30, 2021 are included in Accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets.
The following table provides a summary of our restructuring activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2020	$0.9	$4.6	$0.9	$0.1	$6.6
Restructuring charges	0.7	6.2	(0.2)	—	6.8
Paid during the period	(0.7)	(9.3)	(0.4)	(0.1)	(10.5)
Accrued charges as of September 30, 2021	$0.9	$1.6	$0.4	$—	$2.8

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the ultimate impact of the coronavirus pandemic, or COVID-19, and related travel restrictions on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices, (ii) the conditions in the aviation, land, and marine markets and their impact on our business, (iii) the effectiveness of our initiatives to reduce cost, improve liquidity and increase efficiencies, as well as the impact of such initiatives on our business, (iv) growth strategies and our working capital, liquidity, capital expenditure requirements, (v) the expected benefit of our land segment restructuring and its ability to create efficiencies and allow for greater scalability and quicker integration of new businesses to capture synergies, (vi) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vii) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, and (viii) estimates regarding the financial impact of our derivative contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•adverse conditions in the industries in which our customers operate, such as the current operating environment as a result of the pandemic;
•sudden changes in the market price of fuel or extremely high or low fuel prices that continue for an extended period of time;
•our failure to comply with restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loans ("Term Loans"), including our financial covenants;
•changes in the political, economic or regulatory environment generally and in the markets in which we operate;
•greenhouse gas reduction ("GHG") programs and other environmental and climate change legislation adopted by governments around the world, including cap and trade regimes, carbon taxes, increased efficiency standards and mandates for renewable energy, each of which could increase our operating and compliance costs as well as adversely impact our sales of fuel products;
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
•failure to meet fuel and other product specifications agreed with our customers;
•our ability to effectively integrate and derive benefits from acquired businesses;
•our ability to achieve the expected level of benefit from our restructuring activities and cost reduction initiatives;
•environmental and other risks associated with the storage, transportation and delivery of petroleum products;
•reputational harm from adverse publicity arising out of spills, environmental contamination or public perception about the impacts on climate change by us or other companies in our industry;
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
•the impact of the U.K.'s exit from the European Union, known as Brexit, on our business, operations and financial condition;
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
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act, as amended (the "Exchange Act").

Business Overview
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We will continue to focus on enhancing the portfolio of products and services we provide based on changes in customer demand, including increasing our sustainability offerings and renewable energy solutions in light of the continued global focus on climate change and the related impacts. For additional discussion on climate change and the associated risks, see "Climate Change" under Part I, Item 1. Business - Governmental Regulation, and Item 1A - Risk Factors in our 2020 10-K.
COVID-19
Throughout 2020 and 2021, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in certain regions, activity in many parts of the world continues to be negatively impacted by travel restrictions and lockdowns.
As a result of the pandemic, we experienced a sharp decline in demand and related sales primarily beginning in the second quarter of 2020, as large sectors of the global economy were adversely impacted by the crisis. Demand showed steady improvement through the second half of 2020 and into 2021, however, it has remained below pre-pandemic levels. As described in greater detail below, we expect these negative impacts to continue through the remainder of 2021. The ultimate global recovery from the pandemic will be dependent on, among other things, actions taken by governments and businesses to contain and combat the virus, including any variant strains, the speed and effectiveness of vaccine production and global distribution, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis globally. For additional discussion on the risks relating to the pandemic, see Item 1A - Risk Factors in our 2020 10-K Report.
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
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. However, the global travel restrictions and sharp decrease in demand for air travel resulting from the COVID-19 pandemic have significantly impacted the overall aviation market, and commercial passenger airlines in particular, throughout 2020 and 2021. Accordingly, beginning in the second quarter of 2020 and continuing through the first nine months of 2021, we have experienced a material volume decline in our commercial aviation business as compared to pre-pandemic levels and, to a somewhat lesser extent, a reduction in our business and general aviation activities. While we have begun to experience improvements in demand and related volume increases in certain regions, our results of operations in our aviation segment for the balance of 2021 remains uncertain. Any material recovery in demand will be highly contingent on the timing and extent of governmental actions or restrictions globally in response to any increases in infection rates and the overall recovery of the global economy from the effects of the pandemic.

In addition, our aviation segment has historically benefited from significant sales to government customers, particularly the North Atlantic Treaty Organization ("NATO") in Afghanistan, which accounted for a material portion of our aviation segment's profitability in recent years. The level of troop deployments and military-related activities can cause our government customer sales to vary significantly and materially impact our operating results. Specifically, in 2020 the U.S. government and NATO began to significantly reduce the level of troops in Afghanistan and we experienced a corresponding material decline in demand as a result. The final withdrawal of troops in the area was completed during the third quarter of 2021.
Land Segment
Our land segment consists of land fuel distribution in the U.S. and the U.K., further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. During the latter half of 2020 and into 2021, our retail operations in North America have experienced an increase in volumes as markets begin to resume economic activity. Meanwhile, our home heating oil business in the U.K. experienced a decrease in demand in 2021 after previously benefiting from stay-at-home orders in 2020. Accordingly, the timing and extent of improvement in the overall operating results of our land segment are more difficult to predict and will continue to be dependent on the timing and extent to which travel restrictions are ultimately lifted and local business activities fully reopen. In addition, our land segment has also similarly benefited from sales to NATO in Afghanistan, however, such demand materially declined since the end of the first quarter of 2020 in connection with the U.S. and NATO troop withdrawal.
In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. While we initially expected to complete the restructuring activities in 2021, we elected to expand the plan in order to finalize the alignment of processes and platforms within the land segment to focus not just on creating efficiencies within the existing business, but to allow for greater scalability and quicker integration of new businesses to capture synergies. To complete the additional activities, we expect to incur incremental restructuring charges of approximately $4.0 million to $6.0 million, primarily related to consulting fees, by the end of first quarter of 2022. We expect the ultimate financial benefit of the restructuring to be realized as new businesses are acquired and integrated into our land segment. See Note 12. Restructuring for additional information.
Marine Segment
Through much of 2019 and into early 2020, we experienced improved profitability in our marine segment due to higher average fuel prices, combined with our heightened focus on cost management and the continued reshaping of our business portfolio. In particular, the International Maritime Organization's mandatory low sulfur regulations that took effect in January 2020 ("IMO 2020") resulted in certain supply imbalances and price volatility which positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and continuing through 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. While we have experienced some improvements in demand, we expect our marine segment’s operating performance to continue to be impacted by the pandemic throughout 2021. This is due to among other things, uncertain demand from cruise lines and certain other sectors of the shipping industry, as well as competitive market conditions and limited price volatility.
Results of Operations
Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
Revenue. Our revenue for the third quarter of 2021 was $8.4 billion, an increase of $3.9 billion, or 86%, compared to the third quarter of 2020. Our revenue by segment was as follows (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$3,579.7	$1,596.2	$1,983.5
Land segment	2,670.4	1,645.2	1,025.2
Marine segment	2,100.7	1,241.2	859.5
Total revenue	$8,350.9	$4,482.7	$3,868.1

Revenues in our aviation segment were $3.6 billion for the third quarter of 2021, an increase of $2.0 billion, or 124%, compared to the third quarter of 2020. The increase in revenue was driven by increased volume and higher average prices. Total aviation volumes increased by 638.2 million, or 63%, to 1.7 billion gallons as travel restrictions eased, particularly in the North American and European markets, and demand for air travel continued to recover. Average jet fuel price per gallon sold increased by 64% in the third quarter of 2021 compared to the third quarter of 2020.
Revenues in our land segment were $2.7 billion for the third quarter of 2021, an increase of $1.0 billion, or 62%, compared to the third quarter of 2020. The increase in revenue was principally driven by higher average prices. The average price per gallon sold increased by 58% in the third quarter of 2021 compared to the third quarter of 2020. In addition, total volumes increased by 52.1 million, or 4%, to 1.3 billion gallons or gallon equivalents in the third quarter of 2021 compared to the third quarter of 2020, primarily due to increased demand in World Kinect.
Revenues in our marine segment were $2.1 billion for the third quarter of 2021, an increase of $0.9 billion, or 69%, compared to the third quarter of 2020. The increase in revenue was principally driven by a 55% increase in the average price per metric ton of bunker fuel sold in the third quarter of 2021 compared to the third quarter of 2020. In addition, total volumes increased by 0.4 million, or 9%, to 4.8 million metric tons in the third quarter of 2021 compared to the third quarter of 2020.
Gross Profit. Our gross profit for the third quarter of 2021 was $197.5 million, a decrease of $16.5 million, or 8%, compared to the third quarter of 2020. Our gross profit by segment was as follows (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$113.0	$97.6	$15.4
Land segment	62.6	84.3	(21.7)
Marine segment	21.9	32.0	(10.2)
Total gross profit	$197.5	$214.0	$(16.5)
 Our aviation segment gross profit for the third quarter of 2021 was $113.0 million, an increase of $15.4 million, or 16%, compared to the third quarter of 2020. The increase in gross profit was primarily due to increased volumes driven by the continued recovery in demand for travel, partially offset by the reduction in our government-related activity in Afghanistan as a result of the military withdrawal which concluded during the third quarter of 2021.
Our land segment gross profit for the third quarter of 2021 was $62.6 million, a decrease of $21.7 million, or 26%, compared to the third quarter of 2020. The decrease in gross profit was primarily attributable to the sale of MSTS.
Our marine segment gross profit for the third quarter of 2021 was $21.9 million, a decrease of $10.2 million, or 32%, compared to the third quarter of 2020. The decrease in gross profit was principally attributable to lower profitability as a result of competitive market conditions in the third quarter of 2021 and the loss of certain seasonal business from which we had benefited in the prior period.
Operating Expenses. Total operating expenses for the third quarter of 2021 were $155.8 million, a decrease of $19.4 million, or 11%, compared to 2020. Our operating expenses were as follows (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change
Compensation and employee benefits	$93.5	$91.4	$2.1
General and administrative	60.6	80.9	(20.3)
Restructuring charges	1.7	2.9	(1.2)
Total operating expense	$155.8	$175.2	$(19.4)
General and administrative expenses decreased $20.3 million, primarily driven by a $22.9 million, or 98%, decrease in our provision for credit losses due to the stabilization of customer credit risk as the global economy continues to recover from the negative effects of the pandemic. In addition, we experienced an increase in compensation and employee benefits costs as we continue to return to a more normal level of business activity, which was partially offset by the sale of MSTS.

Income from Operations. Our income from operations for the third quarter of 2021 was $41.7 million, an increase of $2.9 million, or 7%, compared to the third quarter of 2020. Income from operations by segment was as follows (in millions):

	Three Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$57.0	$29.2	$27.8
Land segment	3.7	18.8	(15.1)
Marine segment	3.6	8.2	(4.6)
Corporate overhead - unallocated	(22.6)	(17.4)	(5.2)
Total income from operations	$41.7	$38.8	$2.9
Income from operations in our aviation segment for the third quarter of 2021 was $57.0 million, an increase of $27.8 million, or 95%, compared to the third quarter of 2020. In the third quarter of 2021, our aviation segment benefited from a $15.4 million increase in gross profit and a reduction in the provision for credit losses due to the stabilization of customer credit risk as the global aviation industry continues to recover.
In our land segment, income from operations for the third quarter of 2021 was $3.7 million, a decrease of $15.1 million, or 80%, compared to 2020, attributable to the sale of MSTS in 2020 and increased operating expenses, including restructuring charges, in the third quarter of 2021.
Our marine segment income from operations for the third quarter of 2021 was $3.6 million, a decrease of $4.6 million, or 56%, compared to the third quarter of 2020, driven by the decrease in gross profit, partially offset by a $5.6 million reduction in operating expenses largely driven by the decrease in our provision for credit losses and restructuring charges in the third quarter of 2021.
Corporate overhead costs not charged to the business segments for the third quarter of 2021 were $22.6 million, an increase of $5.2 million, or 30%, compared to 2020, primarily attributable to increased compensation and employee benefit costs.
Non-Operating Income (Expense), net. For the third quarter of 2021, we had net non-operating expenses of $9.4 million compared to net non-operating income of $69.0 million in 2020. The decrease of $78.4 million was primarily attributable to the gain on the sale of MSTS in the third quarter of 2020.
Income Taxes. For the third quarter of 2021, our income tax provision was $10.0 million and our effective income tax rate was 31%, compared to an income tax provision of $25.4 million and an effective income tax rate of 24% for the third quarter of 2020. The decrease of $15.4 million was primarily attributable to the tax on the gain on the sale of MSTS in the third quarter of 2020, as well as a $1.1 million discrete tax benefit, net for the third quarter of 2021 compared to a $2.7 million discrete tax expense, net in 2020, partially offset by differences in the results of our subsidiaries in tax jurisdictions with different tax rates. See Note 8. Income Taxes for additional information.
Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the third quarter of 2021, we had net income attributable to World Fuel of $21.7 million and diluted income per common share of $0.34 compared to net income attributable to World Fuel of $82.0 million and diluted income per common share of $1.29 for the third quarter of 2020.
Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
Revenue. Our revenue for the first nine months of 2021 was $21.4 billion, an increase of $5.7 billion, or 37%, compared to the first nine months of 2020. Our revenue by segment was as follows (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$8,480.5	$6,381.0	$2,099.6
Land segment	7,315.8	4,948.8	2,367.0
Marine segment	5,597.8	4,326.4	1,271.4
Total revenue	$21,394.2	$15,656.2	$5,738.0
Revenues in our aviation segment were $8.5 billion for the first nine months of 2021, an increase of $2.1 billion, or 33%, compared to the first nine months of 2020. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 29% in the first nine months of 2021 compared to the first nine months of 2020. Total aviation volumes increased by 0.6 billion, or 18%, to 4.2 billion gallons as travel restrictions eased, primarily in the North American market, and demand for air travel continued to recover.
Revenues in our land segment were $7.3 billion for the first nine months of 2021, an increase of $2.4 billion, or 48%, compared to the first nine months of 2020. The increase in revenue was primarily driven by a 46% increase in the average fuel price in the first nine months of 2021 compared to the first nine months of 2020. Total volumes increased by 0.1 billion, or 2%, to 3.9 billion gallon or gallon equivalents in the first nine months of 2021 compared to the first nine months of 2020.
Revenues in our marine segment were $5.6 billion for the first nine months of 2021, an increase of $1.3 billion, or 29%, compared to the first nine months of 2020. The increase in revenue was primarily driven by a 26% increase in the average price per metric ton of bunker fuel sold. Total volumes increased by 0.3 million metric tons, or 3%, to 13.6 million metric tons in the first nine months of 2021 compared to 2020.
Gross Profit. Our gross profit for the first nine months of 2021 was $573.0 million, a decrease of $113.6 million, or 17%, compared to the first nine months of 2020. Our gross profit by segment was as follows (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$277.1	$282.6	$(5.6)
Land segment	225.9	275.4	(49.5)
Marine segment	70.0	128.6	(58.6)
Total gross profit	$573.0	$686.6	$(113.6)
Our aviation segment gross profit for the first nine months of 2021 was $277.1 million, a decrease of $5.6 million, or 2%, compared to the first nine months of 2020. The decrease in gross profit was primarily due to the reduction in our government-related activity in Afghanistan and the sale of MSTS, partially offset by recovery in demand for air travel.
Our land segment gross profit for the first nine months of 2021 was $225.9 million, a decrease of $49.5 million, or 18%, compared to the first nine months of 2020. The decrease in gross profit was primarily attributable to the sale of MSTS, a decrease in demand in the U.K., and the reduction in our government-related activity in Afghanistan, partially offset by increased performance by our natural gas business in North America.
Our marine segment gross profit for the first nine months of 2021 was $70.0 million, a decrease of $58.6 million, or 46%, compared to the first nine months of 2020. The decrease in gross profit was primarily attributable to the strong results in the first nine months of 2020, which benefited from volatility arising from the implementation of the IMO 2020 regulations, as well as highly competitive market conditions in the first nine months of 2021.
Operating Expenses. Total operating expenses for the first nine months of 2021 were $462.7 million, a decrease of $102.4 million, or 18%, compared to the first nine months of 2020. Our operating expenses were as follows (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change
Compensation and employee benefits	$273.9	$289.8	$(15.9)
General and administrative	177.4	249.1	(71.7)
Asset impairments	4.7	18.6	(13.9)
Restructuring charges	6.8	7.7	(0.9)
Total operating expense	$462.7	$565.1	$(102.4)
Our general and administrative expenses materially decreased compared to the first nine months of 2020, primarily driven by a $55.1 million, or 95%, decrease in our provision for credit losses due to the stabilization of customer credit risk as the global economy continues to recover from the negative effects of the pandemic combined with the sale of MSTS. Additionally, employee compensation costs decreased by $15.9 million, or 5%, in the first nine months of 2021 compared to the first nine months of 2020, principally due to the sale of MSTS, partially offset by an increase in compensation and employee benefit costs driven by a return to a more normal level of business activity through the year. In 2020, total operating expense was also impacted by impairment charges associated with our decision to rationalize our global office footprint.

Income from Operations. Our income from operations for the first nine months of 2021 was $110.2 million, a decrease of $11.3 million, or 9%, compared to the first nine months of 2020. Income from operations by segment was as follows (in millions):

	Nine Months Ended September 30,
	2021	2020	$ Change
Aviation segment	$114.0	$67.3	$46.7
Land segment	44.5	54.1	(9.6)
Marine segment	14.8	55.4	(40.7)
Corporate overhead - unallocated	(63.1)	(55.3)	(7.7)
Total income from operations	$110.2	$121.5	$(11.3)
Our aviation segment income from operations for the first nine months of 2021 was $114.0 million, an increase of $46.7 million, or 70%, compared to the first nine months of 2020. In 2021, the decrease in gross profit was offset by a reduction in the provision for credit losses due to the stabilization of customer credit risk as the global aviation industry continues to recover, as well as the impairment recognized in the second quarter of 2020 as a result of the global office footprint rationalization.
Our land segment income from operations for the first nine months of 2021 was $44.5 million, a decrease of $9.6 million, or 18%, compared to the first nine months of 2020. In 2021, the decrease in gross profit was partially offset by the overall reduction in operating expenses driven by the sale of MSTS in 2020, partially offset by increased compensation and employee benefit costs and restructuring expenses.
Our marine segment income from operations for the first nine months of 2021 was $14.8 million, a decrease of $40.7 million, or 73%, compared to 2020. The decrease in operating income was primarily attributable to the decrease in gross profit which was partially offset by a decrease in operating expenses, including the provision for credit losses, as well as the impairment recognized in 2020 as a result of the global office footprint rationalization.
Corporate overhead costs not charged to the business segments for the first nine months of 2021 were $63.1 million, an increase of $7.7 million, or 14%, compared to the first nine months of 2020, primarily attributable to an increase in unallocated employee compensation and benefit costs, partially offset by the impairment charge recognized in 2020 as part of the global office footprint rationalization.
Non-Operating Income (Expenses), net. For the first nine months of 2021, we had net non-operating expense of $30.7 million, compared to net non-operating income of $41.0 million the first nine months of 2020. The decrease of $71.7 million was primarily attributable to the gain on the sale of MSTS in the first nine months of 2020, partially offset by an increase in interest income during the first nine months of 2021.
Income Taxes. For the first nine months of 2021, our income tax provision was $20.8 million and our effective income tax rate was 26%, as compared to an income tax provision of $49.0 million and an effective income tax rate of 30% for the first nine months of 2020. The decrease of $28.2 million was primarily attributable to the tax on the gain on the sale of MSTS in the first nine months of 2020, as well as a $4.9 million, net discrete tax benefit for the first nine months of 2021 as compared to a $7.1 million, net discrete tax expense for the first nine months of 2020. See Note 8. Income Taxes for additional information.
Net Income Attributable to World Fuel and Diluted Earnings per Common Share. For the first nine months of 2021, we had a net income of $58.2 million and diluted earnings per common share of $0.92 as compared to net income of $113.1 million and diluted earnings per common share of $1.76 for the first nine months of 2020.
Liquidity and Capital Resources
Our liquidity, consisting of cash, cash equivalents and availability under the Credit Facility fluctuates based on a number of factors, including the timing of receipts from our customers, payments to our suppliers, changes in fuel prices, as well as our financial performance, which drives availability under our Credit Facility. Our availability under our Credit Facility, for example, is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Facility and is based, in part, on our adjusted consolidated earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") for the four immediately preceding fiscal quarters. Accordingly, significant fluctuations in our Adjusted EBITDA for a particular quarter can impact our availability to the extent it significantly alters our Adjusted EBITDA for the applicable preceding four quarters. See Item 1A - Risk Factors in our 2020 10-K Report for additional information.
Cash and liquidity are significant priorities for us and primary used to fund working capital and strategic investments. Increases in fuel prices can negatively affect liquidity by increasing the amount of cash required to fund fuel purchases. In addition, while we are usually extended unsecured trade credit from our suppliers for our fuel purchases, higher fuel prices may reduce the amount of fuel which we can purchase on an unsecured basis, and in certain cases, we may be required to prepay fuel purchases, which would negatively impact our liquidity. Fuel price increases may also negatively impact our customers, in that they may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. They may also choose to reduce the amount of fuel they consume in their operations to reduce costs. In any such event, the volume of orders from our customers may thereafter decrease and we may not be able to replace lost volumes with new or existing customers.
As described in greater detail above, the COVID-19 pandemic is expected to continue to have an adverse impact on our customers, and therefore our own operating results throughout 2021, which could have a negative impact on our liquidity in the future. However, based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2021 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months. We may choose to raise additional funds to further enhance our liquidity profile, which may be used for working capital, capital expenditures or other strategic investments. Our opinions concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected. Factors that may affect the availability of trade credit or other forms of financing include our financial performance (as measured by various factors, including cash provided by operating activities), the state of worldwide credit markets, and our levels of outstanding debt. Depending on the severity and direct impact of these factors on us, financing may be limited or unavailable on terms favorable to us.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2021 and 2020 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used in) operating activities	$223.3	$490.6
Net cash provided by (used in) investing activities	(9.8)	86.9
Net cash provided by (used in) financing activities	(70.3)	(188.8)
Operating Activities. For the nine months ended September 30, 2021, net cash provided by operating activities was $223.3 million, compared to $490.6 million net cash provided during the first nine months of 2020. The $267.3 million decrease was driven primarily by a decrease in working capital, excluding cash, of $182.4 million, a $38.2 million decrease in net income, net of noncash adjustments, and a net $46.7 million decrease in long-term assets and liabilities. The $182.4 million decrease in working capital was primarily driven by decreases in accounts receivable and inventories, partially offset by an increase in accounts payable, accrued expenses, and other current liabilities.
Investing Activities. For the nine months ended September 30, 2021, net cash used in investing activities was $9.8 million, compared to net cash provided of $86.9 million in the first nine months of 2020. The $96.7 million decrease in cash flows was primarily driven by business acquisition and divestiture activities during 2020 as well as a decrease in capital expenditures of $17.2 million in the first nine months of 2021 compared to the first nine months of 2020. Net cash used in investing activities for the nine months ended September 30, 2021 was partially offset by $25 million of cash proceeds from the collection of a note receivable related to the sale of MSTS. Net cash provided by investing activities for the nine months ended September 30, 2020 included cash proceeds received of $268.4 million from the sale of MSTS, partially offset by cash paid of $128.6 million for the acquisition of our UVair fuel business.
Financing Activities. For the nine months ended September 30, 2021, net cash used in financing activities was $70.3 million compared to net cash used of $188.8 million for the first nine months of 2020. The $118.5 million decrease in net cash used was principally due to $91.7 million in lower net borrowings of debt under our credit facility and a $31.2 million decrease in common stock repurchases.
Other Liquidity Measures
Cash and Cash Equivalents. As of September 30, 2021 and December 31, 2020, we had cash and cash equivalents of $796.0 million and $658.8 million, respectively.
Credit Facility and Term Loans. We had $490.5 million and $503.2 million in Term Loans outstanding as of September 30, 2021 and December 31, 2020, respectively. Our Credit Agreement, as amended, consists of a revolving loan under which up to $1.3 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances. Under the Credit Facility, we have the right to request increases in available borrowings up to an additional $400.0 million, subject to the satisfaction of certain conditions and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions. The Credit Facility matures July 2024.
We had no outstanding borrowings under our Credit Facility as of September 30, 2021 and December 31, 2020. Our issued letters of credit under the Credit Facility totaled $3.5 million and $3.4 million as of September 30, 2021 and December 31, 2020, respectively. The unused portion of our Credit Facility was $1.3 billion as of September 30, 2021 and December 31, 2020. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. Our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. As of September 30, 2021, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.
Other Agreements. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers' acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of September 30, 2021 and December 31, 2020, our outstanding letters of credit and bank guarantees under these credit lines totaled $383.0 million and $328.4 million, respectively.
We also have accounts receivable financing programs under receivables purchase agreements ("RPAs") with Wells Fargo Bank, N.A. and Citibank, N.A. that allow for the sale of our accounts receivable in an amount up to 100% of our outstanding qualifying accounts receivable balances and receive cash consideration equal to the total balance, less a discount margin, which varies based on the outstanding accounts receivable at any given time. The RPA agreements provide the banks with the ability to add or remove customers from these programs based on, among other things, the level of risk exposure the bank is willing to accept with respect to any customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the nine months ended September 30, 2021 and 2020, we sold receivables under our RPAs with an aggregate face value of $6.8 billion and $2.6 billion, respectively, and paid fees and interest of $14.6 million and $6.8 million, respectively.
Short-Term Debt. As of September 30, 2021, our short-term debt of $30.1 million primarily represents the current maturities (within the next twelve months) of Term Loan borrowings and finance lease obligations.
Contractual Obligations and Off-Balance Sheet Arrangements
Except for changes in the contractual obligations and off-balance sheet arrangements described below, there were no other material changes from December 31, 2020 to September 30, 2021. For a discussion of these matters, refer to Item 7 - Contractual Obligations and Off-Balance Sheet Arrangements of our 2020 10-K Report.
Contractual Obligations
Derivative Obligations. As of September 30, 2021, our net derivative obligations were $278.1 million, principally due within one year.
Purchase Commitment Obligations. As of September 30, 2021, fixed purchase commitments under our derivative programs amounted to $87.0 million, of which $45.7 million is due within one year.
Off-Balance Sheet Arrangements
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and are renewed as needed. As of September 30, 2021, we had issued letters of credit and bank guarantees totaling $386.5 million under our Credit Facility and other uncommitted credit lines. For additional information on our Credit Facility and other credit lines, see the discussion in Liquidity and Capital Resources above.
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
Impairment Assessments of Goodwill, Long-Lived Assets and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information, including, but not limited to, the recoverability of the carrying value of our goodwill, long-lived assets and equity investments. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of September 30, 2021, the assumptions used were defined in the context of the current and future potential impact of COVID-19 on our business. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally.
Based on the assessments performed, and supported by the available information as of September 30, 2021, we concluded that no material impairment of long-lived assets, intangibles and equity method investments should be recognized and it was not more likely than not that the fair value of our land and aviation reporting units were less than their respective carrying values. If the impact of the pandemic is more severe or longer in duration than we have assumed, such impact could potentially result in impairments.
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
For information about our derivative instruments at their respective fair value positions as of September 30, 2021, see Note 4. Derivative Instruments.
Item 4.    Controls and Procedures
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2021.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the three months ended September 30, 2021 (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2021 - 7/31/2021	250	$30.62	250	$238,602
8/1/2021 - 8/31/2021	250	34.29	250	230,028
9/1/2021 - 9/30/2021	250	32.68	250	221,857
Total	750	$32.53	750	$221,857
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the "Repurchase Program"), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 repurchase authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of September 30, 2021, approximately $221.9 million remains available for purchase under our repurchase programs. The timing and amount of shares of common stock to be repurchased under the repurchase programs will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2021	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer