Form 10-K
period 2021-12-31
WORLD FUEL SERVICES CORP
filed 2022-02-25
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	COMMISSION FILE NUMBER	001-09533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code:
	(305)	428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock, $0.01 par value	INT				New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an "emerging growth company". See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2021, the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1.973 billion.
As of February 18, 2022, the registrant had approximately 63,443,635 shares of outstanding common stock, par value $0.01 per share.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2021 10-K Report") as "World Fuel," "we," "our," and "us."
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our land product and service offerings to include energy advisory services and supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We believe that we can have a significant impact on advancing the energy transition to lower carbon alternatives through expanding our portfolio of energy solutions and providing customers with greater access to sustainably sourced energy as well as mechanisms to compensate for residual emissions in the near term.
We are a signatory to the United Nations ("U.N.") Global Compact and are focused on supporting the U.N.'s principles on human rights, labor, the environment and anti-corruption through progressing our goals and objectives. We have implemented enhancements to our policies, processes, and governance structure to further strengthen our support of environmental, health, safety, sustainability, diversity, equity and inclusion and other social responsibility issues and impacts.
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is https://www.wfscorp.com and the investor relations section of our website is located at https://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct ("Code of Conduct"), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2021 10-K Report and are not incorporated by reference in this 2021 10-K Report.
A reference to a "Note" herein refers to the accompanying Notes to the Consolidated Financial Statements within Part IV. Item 15. Notes to the Consolidated Financial Statements included in this 2021 10-K Report.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine, where we offer fuel and related products and services to customers in these transportation industries.
Profit from our segments is generally determined by the volume and the unit margin achieved on fuel resales. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are required to provide for potential credit losses. Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measure of income from operations.
Financial information with respect to our business segments, the geographic areas of our business and our customers is provided below and within Note 13. Business Segments, Geographic Information and Major Customers.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed-based operators, corporate fleets, charter and fractional operators and private aircraft. Our aviation-related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and trip planning services, including flight planning and scheduling, weather reports and overflight permits. We also supply fuel and provide services to U.S.

and foreign government and military customers, such as the U.S. Defense Logistics Agency and North Atlantic Treaty Organization ("NATO") (collectively, "government customers"). In addition, we offer a growing suite of payment solutions and related processing services and technology, and we have developed and operate a web-based marketplace platform that facilitates aircraft charter arrangements.
Given that fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network consisting of on-airport fueling operations and third-party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offering combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in locations worldwide.
We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped via pipelines and held at multiple locations for strategic reasons. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or government-controlled prices. Additionally, we have been taking actions designed to increase the availability of renewable and lower-carbon fuels such as sustainable aviation fuel ("SAF") and are working to expand and develop our supply chain with the vision to make SAF an everyday purchase.
Land Segment
In our land segment, we primarily offer fuel, heating oil, propane, natural gas, lubricants and related products and services to fuel distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers. We have also expanded our offering to include renewable diesel (also known as hydrotreated vegetable oil or HVO), traditional biodiesel and renewable natural gas (biogas). Our land-related services include management services for the procurement of fuel and price risk management. We primarily conduct these activities throughout most of the U.S. as well as parts of the United Kingdom ("U.K.") and Brazil. We also offer advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products, as well as sustainability consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand, with offices in the U.S., Australia and throughout Europe. In addition, we offer transaction management services across Europe and commercial payment programs.
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
Finally, we provide transportation logistics for our product deliveries, including arranging for fuel products to be delivered from storage terminals to the appropriate sites through our own fleet of trucks as well as third-party transportation providers. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as "racks," which are owned and operated by our suppliers or other third-parties.
In the third quarter of 2020, we completed the sale of our Multi Service payment solutions business ("MSTS"). On January 3, 2022, we closed the acquisition of all of the outstanding equity interest in Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. See Note 3. Acquisitions and Divestitures for additional information.
Marine Segment
Through our extensive network, we market fuel, lubricants and related products and services to a broad base of marine customers, including international container and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers. We provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control and claims management. We have also sought to take a leading role in developing a sustainable marine fuel supply chain. Through collaboration with suppliers, customers and other industry participants, we are actively working to create near-term solutions and identify lower carbon alternatives that will enable the acceleration of the energy transition in the maritime industry.
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
Compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel pipeline or car; fuel storage terminals or underground storage tanks that we own, lease or operate; or the quality of product under our control may require capital expenditures and increased operating and maintenance costs, particularly as we continue to expand our physical presence globally. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell.
Finally, the penalties for violations of environmental laws include injunctive relief; administrative, civil or criminal penalties; recovery of damages for injury to air, water or property; and third-party damages. Some environmental laws may also impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. See Item 1A. – Risk Factors, and Item 3. – Legal Proceedings.

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
In the European Union ("E.U."), there is a commitment to cut carbon dioxide emissions by at least 55% by 2030 and E.U. member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals. Further, emissions are regulated via a number of means, including the European Union Emissions Trading System (‘‘EU ETS’’), which is a trading system across the E.U. for industrial emissions. The EU ETS is expected to become progressively more stringent over time, including by reducing the number of allowances to emit GHGs. In other countries, regulations include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.
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

Human Capital Resources
At World Fuel Services, we believe that our people's passion and expertise are what differentiates us and investing in our people is a top priority. Our comprehensive approach to serving our workforce includes our commitment to promoting a diverse and inclusive environment, as well as focusing on our employees' growth and development, health and safety, and overall well-being. The following charts provide information about our global workforce as of December 31, 2021:
Health and Safety
As a global energy management company, we are committed to doing the right thing in all that we do and we continually seek to protect the health and safety of our employees, contractors, customers, suppliers and the communities in which we operate. We are committed to playing a leading role in promoting best practices within the transportation industry and are closely involved in developing, setting, and maintaining health, safety and environment ("HSE") industry standards. We have established a set of "Rules to Live By" to help strengthen our existing Integrated Management System and drive appropriate safety behaviors and practices, which we believe are vital to preventing workplace incidents. These rules are designed to ensure the safety of our employees, contractors, customers, suppliers and communities around the world.
We have developed what we believe to be a comprehensive process designed to identify, assess and manage HSE risks in our operations. We set targets for performance improvements and regularly measure, audit and report on our performance both internally and in accordance with applicable laws. We also expect our contractors to manage HSE matters in line with our policies and strive to maintain an open dialogue with our stakeholders to better align our policies with the priorities within the communities where we operate.
In response to the COVID-19 pandemic, we implemented our business continuity and emergency response plans in alignment with mandates from local authorities. To ensure the safety of our employees, we have provided instructions and regular updates on how to work safely in the COVID-19 environment, including protective wear and additional training for our employees working in our on-site fueling and trucking operations. We also maximized remote work throughout our global offices and expanded our employee assistance programs to provide additional mental health and other forms of support to our employees and their families to assist in coping with the stressors brought on by the pandemic.
Diversity, Equity and Inclusion
We place a high degree of focus on growth in position and career enhancement paths for our employees by providing professional development opportunities and cultivating a diverse talent pool. In this regard, we are committed to working on increasing transparency around our talent recruitment, development and retention efforts, as well as our diversity, equity and inclusion initiatives. We have developed a set of commitments for our business, including initiatives aimed at increasing the representation of minorities and military veterans throughout our organization, as well as the representation of women in senior management. These initiatives include providing unconscious bias training to our managers, mandating diverse interview panels in our recruiting process and actively participating in veteran programs that provide employment opportunities and educational support to military veterans and their families.

Employee Development and Well-Being
Investing in our employees is a top priority and we continually strive to provide an environment that promotes learning, growth and development to maximize our people's potential. We are committed to creating a learning culture that builds skills needed for the future and develops great leaders. We provide a variety of resources to further our employees' development, including online resources as well as in-person and virtual training programs to develop skills and gain knowledge that advances employees' careers.
We are also committed to supporting the health and well-being of our employees and their families, as we believe that the key to successful business operations is a healthy and competent workforce. We have identified a strong connection between employee well-being and the safety of business operations. Accordingly, we are devoted to supporting employee well-being in all dimensions, which goes beyond their physical well-being and includes support for emotional, financial and social well-being. It is a holistic approach intended to provide support and resources that empower our employees and their families to embrace a healthy lifestyle. We have launched various programs designed to build a global culture that promotes and celebrates employee health and well-being in our locations around the world. The goal of these programs is to integrate employee health and well-being into the World Fuel Services culture through fun and educational events, webinars, activities and fitness challenges.
Citizenship
We believe that fostering sustainable growth is about conducting our business in a manner that promotes a healthy environment and strengthens the local communities where we operate. At World Fuel Services, we and all of our employees are dedicated to being a good neighbor and charitable partner in the communities where we conduct our operations. We are committed to creating a positive impact in our communities, encouraging our employees to support the communities in which they live and in which we operate, and engaging with and supporting charities in all aspects of society.
Some of the charities in which we have participated recently include: Adrienne Arsht Center for the Performing Arts of Miami-Dade County; United Way; Red Cross; Dolphins Challenge Cancer XII event; Muscular Dystrophy Association (MDA); Jet Blue Swing for Good, which supports youth-oriented charities; Folds of Honor, which provides educational scholarships to spouses and children of America’s fallen and disabled service-members, and many more local and global institutions and organizations.
Forward-Looking Statements
This 2021 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 2021 10-K Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) the effectiveness of our initiatives to reduce cost, improve liquidity and increase efficiencies, as well as the impact of such initiatives on our business, (iii) growth strategies and our working capital, liquidity, capital expenditure requirements, (iv) the expected benefit of our land segment restructuring and its ability to create efficiencies and allow for greater scalability and quicker integration of new businesses to capture synergies, (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vi) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, (vii) estimates regarding the financial impact of our derivative contracts, and (viii) the ultimate impact of the coronavirus pandemic, or COVID-19, and related travel restrictions on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•our ability to effectively integrate and derive benefits from acquired businesses;
•our failure to comply with restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loans ("Term Loans"), including our financial covenants;
•the impact of cyber and other information security-related incidents;
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as the current conflict in Eastern Europe;
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
•increases in interest rates; and
•other risks, including those described in Item 1A. – Risk Factors in our 2021 10-K Report and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2021 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended.
Item 1A. Risk Factors
Strategic & Operational Risks:
We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been partly due to our willingness to extend credit on an unsecured basis to customers instead of requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient or fully collectible depending on the circumstances of the customer at the time of default. Furthermore, our credit risk is principally concentrated in the aviation, land and marine transportation industries, which exposes us to greater risk when there are global impacts to these industries, such as the COVID-19 pandemic.
Our exposure to credit losses depends primarily on the financial condition of our customers and other factors beyond our control. Such factors include decreased demand for travel and other transportation services due to the ongoing impact of the coronavirus pandemic, weakness in the world economy or in the industries we serve, significant changes in oil prices and political instability, among others. For example, our provision for bad debt in our aviation segment was materially higher during 2020, due to the impact of the COVID-19 pandemic on the aviation industry arising from the various measures enacted by governments around the world to contain the spread of the virus. While we actively manage our credit exposure and work to respond to changes in our customers' financial condition and other macroeconomic events, there can be no guarantee we will be able to mitigate these risks successfully. Substantial credit losses could have a material adverse effect on our financial condition, results of operations and cash flows.
Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for fuel products; oil and gas production levels set and maintained by the Organization of Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the COVID-19 pandemic, threatened or actual acts of terrorism, war or civil unrest; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters.
During periods of high fuel prices, our customers may not be able to purchase as much fuel from us because of their credit limits with us. An inability to purchase fuel from us or other suppliers can have an adverse impact on their business, causing them to be unable to make payments owed to us for fuel they previously purchased on credit. In addition, high fuel prices can impact our own credit limits with our suppliers, preventing us from purchasing enough fuel to meet customer demand unless we provide additional credit support for fuel purchases, such as letters of credit, bank guarantees or prepayments, any of which could adversely impact our liquidity and increase our working capital costs.
Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on our results of operations and overall profitability. This can occur due to many factors, such as reduced demand for our price risk management products and decreased sales to our customers involved in the oil exploration sector. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business because of the lower working capital requirements.
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
Our business is focused on the marketing of energy and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles and other global events. Therefore, weak economic conditions can have a negative impact on our customers' business which may, in turn, have an adverse effect on our business. Additionally, our business and that of our customers can be adversely impacted by political instability, terrorist activities, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Any additional political or governmental developments or other global health concerns or crises in the countries in which we or our customers operate, could also result in further social, economic or labor instability. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
Finally, our business could also be adversely affected by merger activities in the aviation, land or marine transportation industries, which may reduce the number of customers that purchase our products and services. Larger shipping companies and airlines often have greater leverage and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.
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
Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties or the properties of others. The occurrence of any of these events could also damage our reputation, which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these types of contingencies, our failure to timely or properly implement these plans could exacerbate the impact on the business. We generally maintain insurance for these types of events, but certain losses may exceed coverage limits or be outside the scope of the coverage. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would likely be adversely affected.
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
Finally, some of our employees, including certain of our drivers that transport and deliver fuel products, are represented by labor unions under collective bargaining agreements. Additional unionization of our workforce or any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Any strike, work stoppage or other dispute with our unionized employees or those of third parties who provide us services could have a material adverse effect on our results of operations and cash flows.
If we fail to provide products or services to our customers as agreed, it could adversely affect our business.
Our business depends on the availability and supply of fuel and fuel-related products, as well as the satisfactory performance of services by us or third parties on our behalf. If the fuel and other products we sell or the services we provide, whether directly or through a third party, fail to meet the specifications we have agreed to with customers or those mandated by law or regulation, such as the International Maritime Association's low sulfur fuel oil requirements that took effect in January 2020 ("IMO 2020"), our relationship with our customers could be adversely affected and we could be subject to material claims and liabilities. We could also incur material liabilities if such products cause physical damage to a vessel or aircraft, bodily injury or result in assertion of substantial claims of civil liability against us. In addition, adverse publicity about any allegations of contaminated products may negatively impact our business, regardless of whether such allegations are true.
Although most of our agreements with suppliers provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may be time-barred or otherwise insufficient to adequately cover the liability we may incur and our ability to enforce such recourse may be limited or costly. For example, several of our supply agreements are with foreign entities, including foreign governments, and are governed by the laws of foreign jurisdictions. We may incur substantial costs in seeking to enforce our rights against a local supplier in a foreign jurisdiction and the ultimate outcome can be unpredictable. In certain markets, we also rely on a single or limited number of suppliers to sell us fuel or provide services on our behalf. We may have limited alternatives if such supplier fails to meet applicable standards or requirements. Any of the foregoing can result in material liabilities that may exceed any applicable insurance coverage or other form of recourse and ultimately, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to successfully integrate our acquisitions or fully realize the anticipated benefits of our acquisitions and other strategic investments.
Our business strategy includes sharpening our portfolio of businesses and focusing on activities that are core to our long-term growth and enable us to deliver greater shareholder value. As part of this strategy, we have been pursuing acquisition opportunities and strategic investments, as well as divesting of certain businesses to enable us to invest in our core business activities. Most recently, we completed our largest acquisition to date, the acquisition of Flyers Energy Group, LLC, significantly increasing the scale and geographic footprint of our land segment in North America.
The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. We have incurred, and expect to continue incurring, expenses related to the integration of acquisitions. The success of our inorganic growth strategy will depend, in part, on our ability to successfully combine our existing business with acquired businesses and realize the anticipated benefits from the combination, including synergies, cost savings, earnings growth, and operational efficiencies.
Executing on this growth strategy may place a strain on our management, operational and financial resources, and expose us to additional risks, some of which we have experienced in the past and which we may experience in the future, including:
•increased operating costs and difficulties in efficiently integrating the operations, financial reporting, IT systems, technology, and personnel of acquired businesses;

•properly managing acquired businesses while maintaining uniform standards, controls and risk management processes appropriate for a public company;
•using estimates and judgments when evaluating the various risks and opportunities of the acquired business that may ultimately prove to be incorrect;
•diversion of management's time and attention from other business concerns;
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
Information technology ("IT") failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.
We rely heavily on digital technologies, including both internal and third-party IT systems, network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. Despite our implementation of various security and other protective measures, our technology systems and those of our third-party service providers are vulnerable to damage, disability or failures due to physical theft, power outages, telecommunication failures, programming or operational errors, natural disasters and other catastrophic events. These systems are also subject to cybersecurity attacks, such as hacking, malware, ransomware, denial-of-service attacks, computer viruses, misconduct by our employees or those of third-party providers, and other unauthorized access, release, corruption or loss of data. Given the nature of cyber attacks, some incidents can remain undetected for a period of time despite our efforts to detect and respond to them in a timely manner. Furthermore, cyber attacks are becoming more sophisticated, including those carried out by state-sponsored actors, and increasingly targeting critical infrastructure. Cyber attacks on third-party networks outside of our control that manage infrastructure we rely on to conduct our business, such as the Colonial Pipeline ransomware incident in May 2021, could result in a disruption of our operations. While the Colonial Pipeline incident did not have a material adverse impact on us or our operations, future cyber attacks on pipelines or other critical fuel delivery infrastructure could significantly impact our ability to procure supply or deliver our fuel products to customers. Any of the foregoing could have a material adverse effect on our cash flows, financial condition or results of operations.
Furthermore, our reliance on email transmissions over public networks also exposes us to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, due to risks associated with social engineering (e.g., phishing and impersonation), fraud and email scams. External parties may attempt to fraudulently induce employees, customers, suppliers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. While we regularly conduct employee training and implement security measures and programs designed to prevent and mitigate cybersecurity threats, online fraud and email scams, past and future occurrences of any of the foregoing could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues and subject us to significant remediation costs, litigation or regulatory actions, fines and penalties.
In addition, due to the large number of transactions that run through our systems each day, significant system downtime or disruption could have a material impact on our, and in the case of our technology offerings, our customers', ability to conduct business, process and record transactions, make operational and financial decisions or damage our reputation with customers or suppliers, particularly in the event of billing errors or payment delays. Similarly, if ours or any of our cloud service providers' access to cloud-based platforms and services is disrupted for any reason and leads to disruptions in our critical systems, our operations and ability to manage our business could be adversely impacted. While we seek to obtain contractual protections in our agreements with these providers, we may not have sufficient recourse against these parties in the event they experience a significant cybersecurity attack or other security breach affecting our or our customers' data.
As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. To our knowledge, we have not experienced any material losses relating to cybersecurity attacks. However, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect against cybersecurity risks and incidents, but this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents.
Sales to government customers involve unique risks that could have a material adverse effect on our business and results of operations.
Sales to government customers have accounted for a material portion of our profitability in the recent past and the level of troop deployments and military-related activities can cause our government customer sales to vary significantly. These sales can also be materially impacted by factors such as supply disruptions, border closures, road blockages, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Moreover, there is a risk of serious injury or loss of life of our employees or subcontractors operating in these high-risk locations. Therefore, we may incur substantial operating costs as a result of, among other things, hostility-related product losses, utilizing alternate supply routes or maintaining the safety of our personnel, particularly where our facilities are likely to be targeted by terrorist activity.
In addition, complying with government contracting rules and regulations is complex and government customers routinely audit contractors to review performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could also subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. – Business of this 2021 10-K Report for additional details regarding applicable laws and regulations.
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
•laws that restrict us from repatriating profits earned from our activities within certain foreign countries;
•fluctuations in foreign currency exchange rates, including operating within economies susceptible to recessions or severe currency devaluations;
•governmental actions that may result in the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;
•political risks, including changes in governments, corruption and uncertain regulatory environments; and
•terrorism, war, civil unrest, natural disasters and other severe weather-related events.

Additionally, we have substantial operations in the U.K., particularly in our land segment, and the U.K.'s exit from the E.U. in January 2020 (commonly referred to as "Brexit") may adversely affect our business in the U.K. and the relationships with our existing and future customers, suppliers and other stakeholders. These risks include potential disruptions in our supply chains and the free movement of goods, services and people between the U.K. and the E.U., as well as legal uncertainties and potentially divergent national laws and regulations in areas such as tax, licensing and other regulatory rights and obligations. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
Our business is subject to seasonal variability, which has caused our revenues and operating results to fluctuate and can adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and for aviation and land fuel relating to increased travel during the summer months, as well as other seasonal weather patterns. As such, our results for the second and third quarters of the year tend to be the strongest for our aviation segment and our results for the fourth and first quarters of the year tend to be the strongest for our land segment. However, extreme or unseasonable weather conditions can substantially reduce the demand for our products and services or significantly increase the prices of the fuel products we sell, which can in turn adversely impact our results of operations. For example, unseasonably warm winter weather in the U.S. and U.K. in the recent past has adversely impacted our results in the land segment.
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
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. Factors that could affect whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, changes in our marketing or branding strategy, reduced estimates of future cash flows in our annual operating plan and slower growth rates in our industry. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on several factors including industry experience, the economic environment, and our projections of future operating performance. If our estimates and assumptions prove to be incorrect, there is the potential for a partial or total impairment of the carrying amount of goodwill within one or more of our reporting units.
In the past, we have recorded impairment charges in connection with various factors such as exiting certain markets or lines of business. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Any resulting impairment loss would have a negative effect on our results of operations. See Note 7. Goodwill and Identifiable Intangible Assets for more information.
We face intense competition and, if we are not able to effectively compete in our markets, our revenues and profits may decrease.
Competitive pressures in our markets could adversely affect our competitive position, leading to a possible loss of market share or a reduction in prices, either of which can result in lower revenues and profits. We have numerous competitors, ranging from large multinational corporations, which have significantly greater capital resources than we do, to relatively small and specialized firms that compete with us in a particular line of business. Industry developments, such as fuel price transparency, procurement technology tools, increased regulation and increasing customer sophistication may, over time, reduce demand for our services and thereby exacerbate the risks associated with competition. In addition, we rely on a single or limited number of suppliers for the provision of fuel and related products and services in certain markets. These parties may have significant negotiating leverage over us, and if they are unable or unwilling to supply us on commercially reasonable terms, our business would be adversely affected.
In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to the large commercial airlines, shipping companies and commercial and industrial users. In recent years, a lower fuel price environment caused many major oil companies to remain in or re-enter the downstream markets. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to increase their direct marketing to our customers to compete with us or provide less advantageous price and credit terms to us than to our other competitors.

Legal & Regulatory Risks:
Climate change and the market and regulatory responses relating to GHG emissions could have a significant impact on our business operations and financial results.
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been adopted and will likely continue to be made at various levels of governments globally to monitor and limit GHG emissions or reduce the use of hydrocarbon-based fuels. These include the adoption of cap -and -trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. In 2015, various countries adopted the Paris Agreement, which seeks to reduce GHG emissions and calls for nations to undertake efforts with respect to global temperatures and GHG emissions by submitting emission reduction goals every five years after 2020. We, along with many of our customers and suppliers, have also established goals to reduce carbon emissions throughout our supply chain. The achievement of current or future internal initiatives relating to the reduction of GHG emissions, however, may increase our costs both in the near and long-term, particularly if they require significant changes to our operations, infrastructure or business lines.
In the U.S., various federal, state and local laws and regulations have been enacted relating to GHG emissions. However, the direction of future U.S. climate change regulations is difficult to predict given the potential for policy changes under different Presidential administrations and Congressional leadership. President Biden has signed executive orders recommitting the U.S. to the Paris Agreement and calling for the federal government to begin formulating emissions reduction goals and increasing the emphasis on climate-related risk across governmental agencies and economic sectors. It is unclear the extent to which any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, will impact our business or that of our customers.
There have also been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the U.S. and throughout the world. Several automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. The more successful these alternatives become because of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our fuel products and accordingly, our profitability.
Additional changes in regulatory policies or any adverse publicity in the global marketplace about our potential impact on climate change or the impact of other companies in our industry could also lead to a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. Numerous institutional investors and financial institutions have indicated a focus on matters affecting the environment, which may result in reduced investments in, or financing available to, industries that emit GHG emissions. Many of these groups believe that climate change will significantly influence many companies' long-term prospects and have developed environmental, social and governance standards to measure companies' performance. Unfavorable ratings under these evolving standards or benchmarks could adversely impact our business, stock price or access to capital.
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
We are subject to various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value-added tax ("VAT"), energy, environmental and other taxes. We have also benefited from an income tax concession in Singapore since 2008, which reduces the income tax rate on qualified sales and derivative gains and losses. Our current five-year concession period began January 1, 2018 and is conditional upon our meeting certain employment and investment thresholds which, if not met, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. Our operating results and cash flows could be adversely affected by changes in our tax expense and the effective tax rate because of a change in the mix of earnings in countries with differing statutory tax rates or our overall profitability, changes in tax legislation, our failure to comply with tax regulations or the loss of the tax concession.

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
Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See Notes 9. Commitments and Contingencies and 11. Income Taxes for additional details regarding certain tax matters.
Tax rates in the various jurisdictions in which we and our subsidiaries are organized and conduct operations may also change significantly because of political or economic factors beyond our control. For example, in December 2017, the U.S. enacted comprehensive tax legislation referred to as the Tax Cuts and Jobs Act (the "Tax Act"), which among other things, reduced the U.S. federal statutory tax rate and broadened the corporate tax base through the elimination or reduction of deductions, exclusions, and credits. In addition, the Tax Act required a one-time transitional tax on foreign cash equivalents and previously unremitted earnings. The final impact of the transition tax and other aspects of the Tax Act may differ from our estimates, possibly materially, due to, among other items, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, or any actions taken under the new administration to repeal or otherwise amend the Tax Act.
Finally, ongoing developments including the project by the Organization for Economic Co-operation and Development ("OECD") on Base Erosion and Profit Shifting ("BEPS"), European Commission anti-tax avoidance directives ("ATAD"), and other initiatives, could adversely affect our worldwide effective tax rate. With the finalization of specific actions contained within the OECD's BEPS study, many OECD countries have begun to implement the actions and update their local tax laws, including ATAD directives. The extent to which countries in which we operate adopt and implement these actions could have a material adverse impact on our income tax expense, effective tax rate, financial condition, and results of operations and cash flows.
Our business is subject to extensive laws and regulations, including environmental protection, health and safety, that can result in material costs and liabilities.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state/provincial and local government levels in the countries in which we operate. See Part I. Item 1. – Business for additional information about laws and regulations applicable to our business. Laws and regulations relating to environmental protection and occupational safety and health, can be particularly complex and can impose strict liability on us for remediation of spills and releases of oil and hazardous substances without regard to whether we were negligent or at fault. Violations of these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, fines, injunctions, or the suspension or termination of our operations at an affected area. We may also be held responsible for remediation costs for natural resource damages as well as third-party damages. In our marine segment, we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of where a spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
In addition, increasingly stringent U.S. and foreign environmental laws and regulations have resulted and will likely continue to increase our operating costs. For example, compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel, pipeline or railcar; or fuel storage terminals or underground storage tanks that we own, lease or operate may require significant capital expenditures and increased operating and maintenance costs, particularly as we acquire businesses with more physical assets. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers' operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell. Although the ultimate impact of any regulations is difficult to predict accurately, the occurrence of any of the foregoing could have an adverse effect on our business or on the businesses of our customers.
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
There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the European Union ("E.U."), Australia, Brazil and other countries where we have operations and customers, could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.'s General Data Protection Regulation ("GDPR") imposes strict rules on handling personal data related to the E.U. and imposes significant sanctions for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act ("CCPA"), grants certain rights to California residents with respect to their personal data and requires that companies take or refrain from taking certain actions. As the interpretation and enforcement of these and other future data privacy, security or residency laws, regulations and industry standards evolve, it may create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that could have an adverse effect on our financial condition and results of operations.
While we cannot yet determine the full impact such laws, regulations, and requirements may have on our business, our failure to adequately comply with them could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. We have taken steps to address the requirements of GDPR, CCPA and other applicable data privacy regulations. However, these steps may not prevent all data security breaches or ensure full compliance with all data privacy-related regulations or customer requirements, and any significant breach of the foregoing could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
Our international operations subject us to several international trade control, anti-money laundering and anti-corruption laws that can impose substantial compliance costs and expose us to civil and/or criminal penalties.
Our global operations are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act 2010 ("Bribery Act"), anti-money laundering laws, international trade controls, and competition laws. Anti-corruption laws generally prohibit us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business and may also apply to commercial bribery.
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
International trade controls, including economic sanctions such as those administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC") or the U.K.'s HM Treasury, export controls and anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex and continually changing. Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive OFAC administered sanctions. While such activities currently represent an immaterial amount of our consolidated revenue and income and are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations, these activities, as well as rapidly changing sanctions regimes across the globe, may expose us to a heightened risk of violating trade control regulations.

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
General Risks
The COVID-19 pandemic and related global economic impacts have had, and are likely going to continue to have, certain adverse effects on our business, results of operations and financial condition.
The ongoing coronavirus ("COVID-19") pandemic and efforts to control its spread have resulted in a substantial decline in global economic activity, caused disruptions in global supply chains and created significant volatility in financial markets. Governments around the world implemented stringent preventative measures to contain the spread of the virus beginning in 2020, including stay-at-home orders and travel restrictions, together with periodic business, government and school closures. These measures have resulted in reduced demand for fuel and other related products and services, negatively impacting our results of operations beginning in 2020, which has continued to varying degrees throughout 2021 and to the present time.
In response to the pandemic, we took prompt action to ensure the safety of our employees and other stakeholders, as well as commenced a number of initiatives relating to cost reduction, liquidity and operating efficiencies. However, it is uncertain whether such measures will be sufficient to mitigate the risks posed by the virus or a prolonged economic downturn, and our ability to successfully execute our business operations could be adversely impacted. The COVID-19 pandemic has had, and we expect will continue to have, certain negative impacts on our business, in addition to the risks described throughout this section, including, but not limited to:
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
•workforce-related impacts, such as retention issues, increased compensation or severance costs, and an inability to hire employees as market conditions improve;
•litigation risk and possible loss contingencies related to COVID-19 and its impact, including with respect to commercial contracts, employee matters and insurance arrangements; and
•a structural shift in the global economy and its demand for fuel and related products and services as a result of changes in the way people work, travel and interact, or in connection with a global recession.
We are continuing to assess the ongoing effects of the pandemic on our businesses and the emergence and severity of COVID-19 variants in markets where we operate will likely continue to cause disruptions to our business. While many governments have enacted fiscal and monetary stimulus policies intended to counteract the adverse economic impact of the pandemic, the effectiveness of such actions remains uncertain. We expect the full impact of the COVID-19 pandemic, including the extent of its effect on our financial condition and results of operations, to be dictated by future developments which are highly uncertain and cannot be predicted, such as actions taken by governments and businesses to contain and combat the virus, including any variant strains, the effectiveness of vaccines and overall vaccination rates globally, as well as how quickly, and to what extent, normal economic and operating conditions can resume on a sustainable basis.
The pandemic may also have the effect of exacerbating many of the other risks discussed in this Annual Report on Form 10-K or in our Quarterly Reports on Form 10-Q, which could have a material adverse effect on us. Accordingly, the occurrence of one or more of the foregoing factors could increase our costs and/or reduce the demand for our products, which could therefore have a material adverse effect on our business, financial condition, results of operations, liquidity and cash flows. For additional information on the impact of the pandemic, see Part II. Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations – Business Overview.
Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations.
We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements that are not satisfied by our operating cash flow. Future market volatility, generally, and persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit on acceptable terms or at all, perhaps due to a substantial tightening of the global credit markets or a substantial increase in interest rates, our liquidity, business, financial condition, and cash flows, as well as our future development and growth could be negatively impacted. In addition, if we are unable to obtain debt or other forms of financing and resort to raising capital through equity issuances, our existing shareholders would be diluted.
Our business is also impacted by the availability of trade credit to fund our fuel purchases from suppliers. An actual or perceived decline in our liquidity or business could cause our suppliers to reduce our credit lines, seek credit support in the form of additional collateral, or otherwise materially modify their payment terms. Adverse changes in our payment terms from principal suppliers, including shortened payment cycles or requiring prepayment, could impact our liquidity, business, results of operations and cash flows.
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
If we have not required a customer to post collateral in connection with a fixed forward contract or swap transaction and there is an outstanding mark-to-market liability owing, we will have effectively extended unsecured credit to that customer and such amounts could be substantial. Based on the volatility of energy prices, our counterparties may not be willing or able to fulfill their obligations to us under their fixed forward contracts or swap transactions. In such cases, we would be exposed to potential losses or costs associated with any resulting default. For example, in the event the spot market price of fuel at the time of delivery is substantially less than the fixed price of the contract with the customer, a customer could default on its purchase obligation to us and purchase the fuel at a lower "spot" market price from another supplier. Meanwhile, we may have entered into a corresponding commitment with a supplier to offer our customer specified fixed pricing or terms and would be obligated to perform our fixed price purchase obligations to such supplier. Similarly, the counterparties with whom we may hedge our price risk exposure may not be willing or able to fulfill their obligations to us under their swap transactions.

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
We are exposed to various risks in connection with our use of derivatives, which could have a material adverse effect on our results of operations.
We enter into financial derivative contracts primarily to mitigate the risk of market price fluctuations in energy products, to offer our customers energy pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. However, our efforts to hedge our exposure to fluctuations in energy prices and exchange rates may be ineffective in certain instances. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g., heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location diverges from historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g., hurricanes) and is not correlated to the underlying hedges when compared to historical prices.
We may also enter into proprietary derivative transactions that are not intended to hedge our own risk but are instead intended to make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to the energy products we sell. Proprietary derivative transactions, by their nature, expose us to changes in the underlying commodity prices of the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses which can be further exacerbated by volatility in the financial and other markets. In addition, our employees may fail to comply with our policies and procedures with respect to hedging or proprietary trading, such as engaging in unauthorized trading activity, failing to hedge a specific price risk or failing to comply with our internal limits on exposure or any applicable statutory or regulatory requirements. Furthermore, the enforceability of our derivative transactions may depend on our compliance with applicable statutory, commodity and other regulatory requirements, which if violated could lead to our derivative transaction being voided, as well as penalties and fines. The impact of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Finally, many of our derivative transactions are not designated as hedges for accounting purposes. Therefore, changes in the fair market value of these derivatives are reflected as a component of revenue or cost of revenue (based on the underlying transaction type) in our consolidated statements of income and comprehensive income. Since the fair market value of these derivatives is marked to market at the end of each quarter, changes in the value of our derivative instruments because of gains or losses may cause our earnings to fluctuate from period to period.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our principal properties consist primarily of administrative offices and inventory storage facilities, none of which are individually material. We lease our corporate headquarters in Miami, Florida as well as administrative office space in London, Singapore and other strategic locations throughout the world.
As of February 18, 2022, the majority of our principal properties are leased on commercially reasonable terms and we do not anticipate that we will experience difficulty in renewing or replacing any leases upon expiration in any material respect. Our properties are often utilized by one or more of our business segments and we consider all of our properties and facilities to be suitable and adequate for our current needs.
Item 3. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Notes 9. Commitments and Contingencies and 11. Income Taxes for additional details regarding certain tax matters.

We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. See Note 9. Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol INT. As of December 31, 2021, the closing price of our stock on the NYSE was $26.47.
As of February 18, 2022, there were 81 shareholders of record of our common stock.

Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P Energy Index for the five‑year period from December 31, 2016 through December 31, 2021. The cumulative return includes reinvestment of dividends.
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the quarterly period ended December 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under Repurchase Programs (2)
10/1/2021 - 10/31/2021	250,000	$32.28	250,000	$213,786,194
11/1/2021 - 11/30/2021	408,803	27.00	408,803	202,749,436
12/1/2021 - 12/31/2021	264,600	26.39	264,600	195,766,982
Total	923,403	$28.25	923,403	$195,766,982

(1)These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the "October 2017 Repurchase Program"), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 Repurchase Program authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program") to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of December 31, 2021, the October 2017 Repurchase Program was completed and approximately $195.8 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
For information on repurchases of common stock for the first three quarters of 2021, see the corresponding Quarterly Reports on Form 10-Q.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within Part IV. Item 15. Notes to the Consolidated Financial Statements in this 2021 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Item 1A – Risk Factors and under Forward-Looking Statements.
We have elected to omit in this 2021 10‑K Report, discussion on the earliest of the three years covered by the Consolidated Financial Statements presented. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2020 (herein incorporated by reference), filed with the SEC on March 1, 2021, for management's discussion of the fiscal year ended December 31, 2019.
Business Overview
We are principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the renewable energy market. For additional discussion on our businesses, climate change and the associated risks, see Part I, Item 1. – Business and Item 1A – Risk Factors within this 2021 10-K Report.
COVID-19
Throughout 2020 and 2021, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular. Many of our customers in these industries, especially commercial airlines, experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in certain regions, activity in many parts of the world continues to be negatively impacted by travel restrictions and lockdowns. For additional discussion on the risks relating to the pandemic, see Item 1A. – Risk Factors within this 2021 10-K Report.

Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine, where we offer fuel and related products and services to customers in these transportation industries.
See Part I, Item 1. – Business and Note 13. Business Segments, Geographic Information and Major Customers for additional information about our business segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. However, the global travel restrictions and sharp decrease in demand for air travel resulting from the COVID-19 pandemic significantly impacted the overall aviation market, and accordingly, our results of operations throughout 2020 and 2021. We have experienced improvements in demand and related volume increases in certain regions, principally North America, and are experiencing an accelerating recovery in Western Europe. The continued recovery in demand will be highly contingent on the timing and extent of governmental actions or restrictions globally in response to any increases in infection rates and the overall recovery of the global economy and passenger travel generally.
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
Land Segment
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, serving to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the U.S. In addition, to participate in accelerating the energy transition, we continue to focus on the expansion of our sustainability offerings, which include consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. Our land segment can be impacted by market and weather conditions. In periods where we experience historically extreme or unseasonable weather conditions, demand for our products may be affected. In addition, our land segment also similarly benefited from sales to NATO in Afghanistan in recent years, however, such activity materially declined and ultimately concluded in 2021 in connection with the U.S. and NATO troop withdrawal.
In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core business activities, we have divested of certain businesses and focused on investing in businesses that we believe will drive enhanced operating efficiencies and generate long-term shareholder value. For example, in the third quarter of 2020, we completed the sale of MSTS and in January 2022, we closed the acquisition of Flyers. We believe that the addition of Flyers' operations, which include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels, will enable us to create an expanded national platform to deliver value-added solutions to commercial and industrial customers across the United States. See Note 3. Acquisitions and Divestitures for additional information. In addition to our acquisition and divestiture activities, we also heightened our focus in 2021 on restructuring our existing land business in North America, including reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business to allow for greater scalability and quicker integration of new businesses to capture synergies. During the fourth quarter of 2021, we were able to complete all necessary activities and close the restructuring and expect the ultimate financial benefit to be realized as new businesses are acquired and integrated into our land segment. See Note 5. Restructuring for additional information.
Marine Segment
Through much of 2019 and into early 2020, we experienced improved profitability in our marine segment due to higher average fuel prices, combined with our heightened focus on cost management and the continued reshaping of our business portfolio. In particular, the IMO 2020 regulations resulted in certain supply imbalances and price volatility which positively impacted our operating results in those periods. However, beginning in the latter part of the first quarter of 2020 and continuing through 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. While we have experienced some improvements in demand, we expect our marine segment’s operating performance to continue to be impacted by, among other things, uncertain demand from cruise lines and other sectors of the shipping industry, as well as competitive market conditions.
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020
Revenue	$31,337.0	$20,358.3
Cost of revenue	30,548.8	19,506.5
Gross profit	788.2	851.8
Operating expenses:
Compensation and employee benefits	386.7	366.9
General and administrative	247.6	311.1
Asset impairments	4.7	25.6
Restructuring charges	6.6	10.3
Total operating expenses	645.6	714.0
Income from operations	142.6	137.9
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(40.2)	(44.9)
Other income (expense), net	(2.3)	68.8
Total non-operating income (expense), net	(42.5)	23.9
Income (loss) before income taxes	100.0	161.7
Provision for income taxes	25.8	52.1
Net income (loss) including noncontrolling interest	74.2	109.6
Net income (loss) attributable to noncontrolling interest	0.5	0.1
Net income (loss) attributable to World Fuel	$73.7	$109.6

Basic earnings (loss) per common share	$1.17	$1.72

Diluted earnings (loss) per common share	$1.16	$1.71
Revenue. Our consolidated revenue for the year ended December 31, 2021 was $31.3 billion, an increase of $11.0 billion, or 54%, compared to the year ended December 31, 2020, driven by increased revenue of $4.6 billion, $3.8 billion, and $2.6 billion in the aviation, land, and marine segments, respectively, as discussed further below.
Gross profit. Our consolidated gross profit for the year ended December 31, 2021 was $788.2 million, a decrease of $63.6 million, or 7%, compared to the year ended December 31, 2020, driven by decreased gross profit of $51.1 million and $46.5 million in the marine and land segments, respectively, partially offset by increased gross profit of $34.0 million in the aviation segment, as discussed further below.
Operating Expenses. Consolidated total operating expenses for the year ended December 31, 2021 were $645.6 million, a decrease of $68.3 million, or 10%, compared to the year ended December 31, 2020. The decrease in operating expenses was driven by a reduction in the provision for credit losses due to a stabilization of customer credit risk, the sale of MSTS, and the impairment charge recognized in 2020 as part of the global office footprint rationalization (the "2020 impairment"). These decreases were partially offset by an increase in employee compensation and benefit costs primarily related to increased incentive compensation to reward and retain key employees in a competitive job market.
Non-Operating Income (Expenses), net. For the year ended December 31, 2021, we had net non-operating expense of $42.5 million, compared to net non-operating income of $23.9 million for the year ended December 31, 2020. The decrease of $66.4 million was primarily attributable to the gain on the sale of MSTS in 2020, partially offset by a decrease in foreign currency losses and an increase in interest income in 2021.

Income Taxes. For the year ended December 31, 2021, our income tax provision was $25.8 million and our effective income tax rate was 26%, as compared to an income tax provision of $52.1 million and an effective income tax rate of 32% for the year ended December 31, 2020. The decrease of $26.2 million was primarily attributable to the tax on the gain on the sale of MSTS in 2020, as well as a $3.2 million net discrete tax benefit for 2021 as compared to a $4.5 million net discrete tax expense for 2020. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
Revenue	$12,824.3	$8,179.6	$4,644.8

Gross profit	$386.9	$352.9	$34.0
Operating expenses	223.5	268.4	(44.9)
Income from operations	$163.4	$84.5	$78.9

Operational metrics:
Aviation segment volumes (gallons)	5,857.5	4,694.1	1,163.3
Aviation segment average price per gallon	$2.08	$1.46	$0.62
Revenues in our aviation segment were $12.8 billion for the year ended December 31, 2021, an increase of $4.6 billion, or 57%, compared to the year ended December 31, 2020. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 43% in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the rise in global oil prices. Total aviation volumes increased by 1.2 billion, or 25%, to 5.9 billion gallons in the year ended December 31, 2021 compared to the year ended December 31, 2020 as travel restrictions eased, primarily in the North American market, and demand for passenger air travel continued to recover.
Our aviation segment gross profit for the year ended December 31, 2021 was $386.9 million, an increase of $34.0 million, or 10%, compared to the year ended December 31, 2020. The increase in gross profit was primarily due to the recovery in demand for passenger air travel, partially offset by a reduction in our government-related activity in Afghanistan and the sale of MSTS.
Our aviation segment income from operations for the year ended December 31, 2021 was $163.4 million, an increase of $78.9 million, or 93%, compared to the year ended December 31, 2020 due to a reduction in operating expenses combined with the increase in gross profit. Operating expenses for the year ended December 31, 2021 decreased $44.9 million primarily due to a $46.4 million reduction in the provision for credit losses driven by the stabilization of customer credit risk as the global aviation industry continues to recover and the 2020 impairment, partially offset by an increase in compensation and employee benefit costs as discussed above.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
Revenue	$10,426.8	$6,663.1	$3,763.8

Gross profit	301.1	347.6	(46.5)
Operating expenses	256.4	275.0	(18.6)
Income from operations	$44.6	$72.6	$(27.9)

Operational metrics:
Land segment volumes (gallons)	5,254.1	5,062.8	191.3
Land segment average price per gallon	$1.98	$1.30	$0.68

Revenues in our land segment were $10.4 billion for the year ended December 31, 2021, an increase of $3.8 billion, or 56%, compared to the year ended December 31, 2020. The increase in revenue was primarily driven by a 52% increase in the average fuel price per gallon or gallon equivalent sold in the year ended December 31, 2021 compared to the year ended December 31, 2020 as a result of the rise in global oil prices. Total land volumes increased by 0.2 billion, or 4%, to 5.3 billion gallon or gallon equivalents in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Our land segment gross profit for the year ended December 31, 2021 was $301.1 million, a decrease of $46.5 million, or 13%, compared to the year ended December 31, 2020. The decrease in gross profit was primarily attributable to the sale of MSTS, the reduction in our government-related activity in Afghanistan, and a decrease in demand in the U.K., partially offset by improved performance in our natural gas business in North America driven by extreme weather conditions in the first quarter of 2021.
Our land segment income from operations for the year ended December 31, 2021 was $44.6 million, a decrease of $27.9 million, or 38%, compared to the year ended December 31, 2020. In 2021, the decrease in gross profit was partially offset by the overall reduction in operating expenses, driven by the sale of MSTS in 2020, partially offset by increased compensation and employee benefit costs and restructuring expenses.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated:

	Year Ended December 31,
	2021	2020	Change
Revenue	$8,085.8	$5,515.7	$2,570.1

Gross profit	100.3	151.4	(51.1)
Operating expenses	79.6	92.8	(13.2)
Income from operations	$20.7	$58.5	$(37.9)

Operational metrics:
Marine segment volumes (metric tons)	18.4	17.5	1.0
Marine segment average price per metric ton	$438.31	$315.74	$122.57
Revenues in our marine segment were $8.1 billion for the year ended December 31, 2021, an increase of $2.6 billion, or 47%, compared to the year ended December 31, 2020. The increase in revenue was primarily driven by a 39% increase in the average price per metric ton of bunker fuel sold as a result of the rise in global oil prices. Total volumes increased by 1.0 million metric tons, or 6%, to 18.4 million metric tons in the year ended December 31, 2021 compared to the year ended December 31, 2020.
Our marine segment gross profit for the year ended December 31, 2021 was $100.3 million, a decrease of $51.1 million, or 34%, compared to the year ended December 31, 2020. The decrease in gross profit was primarily attributable to highly competitive market conditions in 2021, combined with a decline relative to the strong results in the first half of 2020, which benefited from the implementation of IMO 2020.
Our marine segment income from operations for the year ended December 31, 2021 was $20.7 million, a decrease of $37.9 million, or 65%, compared to the year ended December 31, 2020. The decrease in income from operations was primarily due to the $51.1 million decrease in gross profit, partially offset by a $13.2 million reduction in operating expenses. The decrease in operating expenses was driven by a lower provision for credit losses, together with the 2020 impairment and costs associated with the restructuring program recognized in 2020, partially offset by increased compensation and employee benefit costs.
Liquidity and Capital Resources
Liquidity to fund working capital, as well as make strategic investments to further our growth strategy, is a significant priority for us. Our views concerning liquidity are based on currently available information and if circumstances change significantly, whether as a result of the COVID-19 pandemic or otherwise, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected accordingly.

Sources of Liquidity and Factors Impacting Our Liquidity
Our liquidity, consisting principally of cash and availability under our Credit Facility, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers, changes in fuel prices, as well as our financial performance.

We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements not satisfied by our operating cash flow. Future market volatility, generally, and any persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at reasonable interest rates or on other advantageous terms. In addition, since our business is impacted by the availability of trade credit to fund fuel purchases, an actual or perceived decline in our liquidity or business generally could cause our suppliers to reduce our credit lines, seek credit support in the form of additional collateral or otherwise materially modify our payment terms.
During times of high fuel prices, our customers may not be able to purchase as much fuel from us because of their credit limits with us and the resulting adverse impact on their business could cause them to be unable to make payments owed to us for fuel purchased on credit. Furthermore, when fuel prices increase our working capital requirements increase and our own credit limits could prevent us from purchasing enough fuel from our suppliers to meet our customers’ demands, or we could be required to prepay for fuel purchases, any of which would adversely impact our liquidity.
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
Based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2021 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Credit Facility and Term Loans. Our availability under our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our adjusted consolidated earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") for the four immediately preceding fiscal quarters. The Credit Agreement generally limits the total amount of indebtedness we may incur to not more than 3.75 to 1. In connection with the acquisition of Flyers in January 2022, the applicable leverage ratio is 4.5 to 1 until the end of 2022 pursuant to the terms of the Credit Facility.
As a result of the foregoing, as well as other covenants and restrictions contained in our Credit Facility, our availability under the Credit Facility may fluctuate from period to period. In addition, our failure to comply with the covenants contained in our Credit Facility and our Term Loans could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loans, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 8. Debt, Interest Income, Expense and Other Finance Costs for additional information.
Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2021 and 2020, our outstanding letters of credit and bank guarantees under these credit lines totaled $404.0 million and $328.4 million, respectively.
Receivables Purchase Agreements. We also have accounts receivable programs under receivables purchase agreements ("RPAs") that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less a discount margin, which varies based on the outstanding accounts receivable at any given time. The RPA agreements provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. See Note 2. Accounts Receivable for additional information.
See Item 1A. – Risk Factors in Part 1 within this 2021 10-K Report for additional information.

Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments, such as the acquisition of Flyers discussed below.
As of December 31, 2021, our contractual obligations were as follows (in millions):

	Year 1	Years 2-3	Years 4-5	> 5 Years	Total
Debt and interest obligations (1)	$40.4	$486.2	$7.1	$3.0	$536.6
Operating lease obligations (2)	38.0	59.7	40.9	59.2	197.9
Finance lease obligations (2)	5.3	7.9	6.6	3.6	23.5
Derivatives obligations (3)	168.4	66.6	—	—	235.0
Purchase commitment obligations (4)	52.0	17.5	15.4	8.1	93.0
Other obligations	1.7	2.6	2.6	1.2	8.1
Total	$305.8	$640.6	$72.6	$75.1	$1,094.0
(1)Debt and interest obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on their maturity dates. See Note 8. Debt, Interest Income, Expense and Other Finance Costs for additional information.
(2)We enter into lease arrangements for the use of offices, operational facilities, vehicles, vessels, storage tanks and other assets for our operations around the world. See Note 15. Leases for additional information.
(3)As part of our risk management program, we enter into derivative instruments intended to mitigate risks associated with changes in commodity prices, foreign currency exchange rate, and interest rates. Our obligations associated with these derivative instruments fluctuate based on changes in the fair value of the derivatives. See Note 4. Derivative Instruments and Note 12. Fair Value Measurements for additional information.
(4)We have fixed purchase commitments associated with our risk management program, as well as a purchase contract, that runs through 2026, under which we agreed to purchase annually between 1.9 million barrels and 2.0 million barrels of aviation fuel at future market prices. See Note 9. Commitments and Contingencies for additional information.
Future material cash requirements and off-balance sheet arrangements, in addition to the contractual obligations in the table above, include the following:
Acquisition of Flyers. On January 3, 2022, we closed the acquisition of Flyers for total consideration of $792.7 million, subject to customary adjustments relating to net working capital, indebtedness and transaction expenses. At closing, $642.7 million was paid in cash, $50.0 million was satisfied through the delivery of the Company's common stock, and the remaining $100.0 million remains payable to the seller, with one-half to be released on each of the first and second anniversary of the closing of the acquisition. The consideration at closing was funded through approximately $326 million of cash on hand and incremental borrowings under our Credit Facility subsequent to December 31, 2021. See Note 3. Acquisitions and Divestitures for additional information.
Capital Expenditures. During the year ended December 31, 2021, we incurred capital expenditures in the ordinary course of business of approximately $39.2 million. In 2022, we expect our capital expenditures to continue to increase to levels more reflective of those experienced prior to the pandemic.
Unrecognized Income Tax Liabilities. As of December 31, 2021, we have recorded gross liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities"), including penalties and interest, of $98.2 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and expired letters of credit are renewed as needed. As of December 31, 2021, we had issued letters of credit and bank guarantees totaling $450.7 million under our Credit Facility and other uncommitted credit lines.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $54.9 million as of December 31, 2021.

Cash Flows
The following table reflects the major categories of cash flows for the years ended December 31, 2021, 2020 and 2019 (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	2021	2020	2019
Net cash provided by (used in) operating activities	$173.2	$604.1	$228.8
Net cash provided by (used in) investing activities	(58.3)	72.8	(50.5)
Net cash provided by (used in) financing activities	(113.6)	(213.0)	(204.9)
Operating Activities. For the year ended December 31, 2021, net cash provided by operating activities was $173.2 million compared to net cash provided of $604.1 million for the year ended December 31, 2020. The $430.9 million decrease in operating cash flows was principally due to an increase in net working capital of $451.3 million due to a recovery in activity as compared to the pandemic-related impacts in 2020, as well as higher average fuel prices in 2021, partially offset by increased operating results of $19.5 million.
Investing Activities. For the year ended December 31, 2021, net cash used in investing activities was $58.3 million, compared to net cash provided of $72.8 million for the year ended December 31, 2020. The net cash used in investing activities for the year ended December 31, 2021 was primarily driven by $39.2 million in capital expenditures and $37.1 million for the acquisition of a business in the land segment in the fourth quarter of 2021, partially offset by net cash proceeds of $25.0 million from the collection of a note receivable related to the sale of MSTS. Net cash provided by investing activities for the year ended December 31, 2020 was primarily driven by net cash proceeds of $259.6 million received from the sale of MSTS, partially offset by cash paid for the acquisition of the UVair fuel business of $128.6 million, as discussed in Note 3. Acquisitions and Divestitures, and capital expenditures of $51.3 million.
Financing Activities. For the year ended December 31, 2021, net cash used in financing activities was $113.6 million, compared to net cash used of $213.0 million for the year ended December 31, 2020. Net cash used in financing activities for the year ended December 31, 2021 was primarily driven by repurchases of our common stock in the aggregate amount of $50.5 million, dividend payments on our common stock of $28.7 million, and net repayments of debt under our Credit Facility of $23.9 million. Net cash used in financing activities of $213.0 million for the year ended December 31, 2020 was primarily driven by net repayments of debt under our Credit Facility of $112.0 million, repurchases of our common stock in the aggregate amount of $68.3 million, and dividend payments on our common stock of $25.6 million.
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included elsewhere in this 2021 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and identifiable intangible assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the areas described below as critical to our business operations and the understanding of our results of operations given the uncertainties associated with the assumptions underlying each estimate. For a detailed discussion on the application of these and other significant accounting policies, see Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We evaluate goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We periodically evaluate whether the carrying value of long-lived assets (property and equipment, identifiable intangible assets, and leases) and equity investments have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.

These assessments require us to make accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2021, the assumptions used, particularly the expected growth rates, the profitability embedded in our projected cash flow, the discount rate and the market-based multiples, were defined in the context of current and future potential impacts of COVID-19 on our business and other business factors. Management also considered the volatility in the company's market capitalization since the beginning of the pandemic and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units.

Based on the assessments performed, and supported by the available information as of December 31, 2021, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. However, at this time, we are unable to predict with specificity the ultimate impact of the pandemic, as it will depend on the magnitude, severity and duration, as well as how quickly, and to what extent, normal economic and operating conditions resume on a sustainable basis globally. Accordingly, if the impact of the pandemic, and its associated reduction in business are more severe or longer in duration than we have assumed, such impact could potentially result in impairments.

Accounts Receivable and Allowance for Credit Losses
We maintain a provision for estimated credit losses based upon our historical experience with our customers, any specific customer collection issues that we have identified from current financial information and business prospects, as well as forward-looking information from market sources.	We consider historical payment trends of our customers together with internal and external information about the economic outlook, geopolitical risks and macroeconomic events, which may not fully capture the current or future creditworthiness of our customers, particularly in difficult economic periods.	As a result of the challenges inherent in estimating which customers are less likely to remit amounts owed to us, our provision for estimated credit losses may not always be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses could adversely affect our results of operations and cash flow.
Business Combinations
A business combination occurs when an entity obtains control of a "business." To conclude if the definition of a business is met, we need to conclude whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets which requires significant judgment to determine the fair value. The determination of whether the acquired activities and assets constitute a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. Business combinations are accounted for using a fair value model. In contrast, asset acquisitions are accounted for using a cost accumulation and allocation model.
Significant judgment is involved in the determination of fair values in the context of acquisitions as fair values are generally developed based on forecasted assumptions. Other factors affecting the concluded fair value are assumptions and estimates regarding the industry and economic factors as well as expected growth, profitability and risks embedded in the new acquired activities.
If estimates or assumptions used to estimate fair values are materially incorrect, future earnings through depreciation and amortization expense could be impacted. In addition, if forecasts supporting the valuation of the long-lived assets, intangibles, or goodwill are not achieved, impairments could arise.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Revenue Recognition
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. We generally recognize fuel sales on a gross basis as we have control of the products before they are delivered to our customers.	In drawing this conclusion, we consider various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements.	Our determination of whether to recognize revenue on a gross or net basis can materially impact the amount of revenue we report.
Income Taxes
We estimate total income tax expense based on statutory tax rates and tax planning opportunities available to us in various jurisdictions in which we operate. Deferred income taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting using tax rates in effect for the years in which the differences are expected to reverse. Valuation allowances are recorded when it is likely a tax benefit will not be realized for a deferred tax asset. We record unrecognized tax benefit liabilities for known or anticipated tax issues based on our analysis of whether, and the extent to which, additional taxes will be due.

Changes in tax laws and rates, such as The Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017, could affect recorded deferred tax assets and liabilities in the future. Changes in projected future earnings could affect the recorded valuation allowances in the future. Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate. Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

Due to the complexity of some of these uncertainties, the ultimate resolution of our tax related balances or valuation allowances may result in a payment that is materially different from the current estimate of the tax liabilities. To the extent we prevail in matters for which unrecognized tax benefit liabilities have been established, or are required to pay amounts in excess of our recorded unrecognized tax benefit liabilities, our effective tax rate in a given financial statement period could be materially affected.

Derivatives
We enter into financial derivative contracts to mitigate our risk of fuel market price fluctuations in aviation, land and marine fuel as well as changes in interest and foreign currency exchange rates and also to offer our customers fuel pricing alternatives to meet their needs. These instruments may be designated as cash flow or fair value hedges, or accounted for as non-designated derivatives. All derivative instruments are measured and recorded at fair value.	When available, quoted market prices or prices obtained through external sources are used to determine a contract's fair value. For contracts for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices. Measurement of the fair value of our derivatives also requires the assessment of certain risks related to non-performance, which requires a significant amount of judgment.	While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risks for additional information.
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
The notional and fair market values of our commodity-based derivative instrument positions were as follows (in millions, except weighted average contract price):

			As of December 31,
Commodity Contracts (In millions of BBL)			2021			2020
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2021	—	$—	$—	(3.3)	$53.291	$2.9
		2022	(2.8)	92.257	(8.2)	(0.1)	54.256	(0.4)
					(8.2)			2.5

Non-designated hedge	Commodity contracts	2021	—	—	—	13.9	1.052	24.3
		2022	4.6	4.633	10.1	1.0	1.067	7.8
		2023	0.1	14.199	7.8	—	9.333	4.3
		2024	0.1	12.274	6.5	0.1	10.118	4.4
		2025	—	12.354	2.0	—	—	—
		Thereafter	(0.2)	12.497	1.4	—	10.745	1.7
					27.8			42.5
Total commodity derivative contracts					$19.6			$45.0
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2021 would have a material impact on our income from operations.

As of December 31, 2021, the foreign currency denominated notional amounts and fair value in U.S. dollars of our exposures from our foreign currency exchange derivatives, were primarily related to the following (in millions, except weighted average contract price):

Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2022	CAD	(22.3)	1.257	$(0.1)
2022	CLP	15,459.0	838.368	0.1
2022	COP	(37,217.2)	3,828.634	0.4
2022	DKK	266.6	6.152	(0.8)
2022	EUR	(37.6)	1.154	0.5
2022	GBP	4.8	1.358	(0.1)
2022	KRW	(10,769.6)	1,196.713	(0.1)
2022	MXN	(1,107.2)	21.151	(0.7)
2022	NOK	(773.1)	8.481	1.7
2022	SEK	138.1	8.201	(0.3)
2022	ZAR	158.0	15.705	(0.2)
Total foreign currency exchange derivative contracts				$0.4
The total fair value our foreign currency exchange derivative contracts was an asset of $0.4 million and a liability of $12.3 million as of December 31, 2021 and 2020, respectively. The majority of foreign currency exchange derivatives are settled within one year. See Note 4. Derivative Instruments for additional information.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2021, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively. As of December 31, 2021, we had no outstanding borrowings under our Credit Facility and $484.1 million in Term Loans. As of December 31, 2021, the aggregate outstanding balance of our finance lease obligations was $21.2 million, which bear interest at annual rates ranging from 1.0% to 5.9%. Our other remaining outstanding debt of $3.3 million, as of December 31, 2021, primarily relates to loans payable in varying amounts which bear interest at annual rates ranging from zero to 3.5%. The weighted average interest rate on our short-term debt was 2.0% as of December 31, 2021. A 1% fluctuation in the interest rate on our outstanding debt would result in a $4.8 million change in interest expense during the next twelve months.
In March 2020, we entered into a $300 million, one-month LIBOR, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025 (the "Swap"). The Swap agreement effectively locks in the variable interest cash flows we will pay for a portion of our Eurodollar rate loans at 0.55%. The fair value of the interest rate swap contract was an asset of $5.1 million and a liability of $3.7 million as of December 31, 2021 and 2020, respectively.
The following table presents the contractual weighted average interest rates and expected cash flows by maturity dates (in millions, except weighted average interest rates):

Expected Maturities as of December 31, 2021
Interest Rate Swap	2022	2023	2024	2025	Fair Value
Notional Value: $300					$5.1
Variable to Fixed(1)	$(0.3)	$2.0	$2.7	$0.7
Average pay rate	0.55%	0.55%	0.55%	0.55%
Average receive rate	0.45%	1.21%	1.46%	1.52%
(1)Represents discounted net cash flow receipts or (payments).
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2022, are set forth in Item 15 of this 2021 10‑K Report.

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
As of the end of the period covered by this 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2021.
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

Item 9B. Other Information
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our website at http://www.wfscorp.com under "Investor Relations – Corporate Governance – Code of Conduct." We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from our Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders ("2022 Proxy") to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.
Item 14. Principal Accounting Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from our 2022 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2021.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2021 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	40

	(ii)	Consolidated Balance Sheets	42

	(iii)	Consolidated Statements of Income and Comprehensive Income	43

	(iv)	Consolidated Statements of Shareholders’ Equity	44

	(v)	Consolidated Statements of Cash Flows	45

	(vi)	Notes to the Consolidated Financial Statements	47

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2021 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our 2019 10-K).
10.1	Agreement between World Fuel Services Corporation and Michael J. Kasbar, dated March 14, 2008 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on March 20, 2008). *
10.2	Amendment No. 1, dated August 26, 2011, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on August 29, 2011). *
10.3	Amendment No. 2, dated April 9, 2012, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on April 13, 2012). *
10.4	Amendment No. 3, dated April 11, 2014, to Agreement between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 11, 2014). *
10.5	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *
10.6	World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *
10.7	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.8	2020 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020). *
10.9	2021 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2021). *
10.10
Form of Non-Employee Director 2017 Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.11	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *
10.12	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *
10.13	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *
10.14	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q"). *
10.15	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017 ("2016 10-K"). *
10.16	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.17	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.18	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.19	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.20	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.21	Form of Named Executive Officer Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2020 10-K). *

Exhibit No.	Description
10.22	Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*
10.23	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).
10.24	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).
10.25	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).
10.26	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).
10.27	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).
10.28	Amendment No. 6 to the Fourth Amended and Restated Credit Agreement, dated as of November 24, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders.
10.29	Amendment No. 7 to the Fourth Amended and Restated Credit Agreement, dated as of November 26, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders.
10.30	Purchase Agreement, dated as of October 28, 2021, by and among World Fuel Services, Inc., World Fuel Services Corporation, Flyers Energy Group, LLC, Speedy Investments, LP, Eclipse Investments, LP, TAD Family Limited Partnership, David Dwelle Family Limited Partnership, Thomas A. Dwelle, Stephen B. Dwelle, Walter A. Dwelle, David W. Dwelle, and Walter A. Dwelle in his capacity as the Seller Representative.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101	The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries (the "Company") as of December 31, 2021 and 2020 and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Aviation and Land Reporting Units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $861.9 million as of December 31, 2021, which is allocated among the Aviation and Land reporting units. Management conducts an impairment assessment as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of the goodwill may be impaired. To determine whether goodwill is impaired, management compares the fair value of the reporting units to which goodwill was assigned to their respective carrying values to measure if any amount of goodwill should be impaired. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of a reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple.
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

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 25, 2022

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$652.2	$658.8
Accounts receivable, net of allowance for credit losses of $26.1 million and $53.8 million as of December 31, 2021 and 2020, respectively	2,355.3	1,238.4
Inventories	477.9	344.3
Prepaid expenses	59.2	51.1
Short-term derivative assets, net	169.2	66.4
Other current assets	305.9	280.4
Total current assets	4,019.7	2,639.3
Property and equipment, net	348.9	342.6
Goodwill	861.9	858.6
Identifiable intangible and other non-current assets	711.9	659.8
Total assets	$5,942.4	$4,500.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$30.6	$22.9
Accounts payable	2,399.6	1,214.7
Short-term derivative liabilities, net	168.4	50.9
Customer deposits	205.5	155.8
Accrued expenses and other current liabilities	292.7	239.8
Total current liabilities	3,096.7	1,684.0
Long-term debt	478.1	501.8
Non-current income tax liabilities, net	213.9	215.5
Other long-term liabilities	236.8	186.1
Total liabilities	4,025.6	2,587.4
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 61.7 and 62.9 issued and outstanding as of December 31, 2021 and 2020, respectively	0.6	0.6
Capital in excess of par value	168.1	204.6
Retained earnings	1,880.6	1,836.7
Accumulated other comprehensive income (loss)	(136.7)	(132.6)
Total World Fuel shareholders' equity	1,912.7	1,909.3
Noncontrolling interest	4.1	3.6
Total equity	1,916.8	1,912.9
Total liabilities and equity	$5,942.4	$4,500.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2021	2020	2019
Revenue	$31,337.0	$20,358.3	$36,819.0
Cost of revenue	30,548.8	19,506.5	35,707.0
Gross profit	788.2	851.8	1,112.0
Operating expenses:
Compensation and employee benefits	386.7	366.9	470.4
General and administrative	247.6	311.1	322.2
Asset impairments	4.7	25.6	—
Restructuring charges	6.6	10.3	19.7
Total operating expenses	645.6	714.0	812.3
Income from operations	142.6	137.9	299.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(40.2)	(44.9)	(73.9)
Other income (expense), net	(2.3)	68.8	11.5
Total non-operating income (expense), net	(42.5)	23.9	(62.4)
Income (loss) before income taxes	100.0	161.7	237.3
Provision for income taxes	25.8	52.1	56.2
Net income (loss) including noncontrolling interest	74.2	109.6	181.1
Net income (loss) attributable to noncontrolling interest	0.5	0.1	2.2
Net income (loss) attributable to World Fuel	$73.7	$109.6	$178.9
Basic earnings (loss) per common share	$1.17	$1.72	$2.71
Basic weighted average common shares	62.9	63.7	66.1
Diluted earnings (loss) per common share	$1.16	$1.71	$2.69
Diluted weighted average common shares	63.3	64.0	66.5
Comprehensive income:
Net income (loss) including noncontrolling interest	$74.2	$109.6	$181.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(13.7)	13.8	8.2
Cash flow hedges, net of income tax expense (benefit) of $3.3, $0.0, and ($8.7) for 2021, 2020, and 2019, respectively	9.6	(0.1)	(25.5)
Total other comprehensive income (loss)	(4.1)	13.7	(17.3)
Comprehensive income (loss) including noncontrolling interest	70.1	123.3	163.7
Comprehensive income (loss) attributable to noncontrolling interest	0.5	—	(2.7)
Comprehensive income (loss) attributable to World Fuel	$69.6	$123.3	$166.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2018	67.0	$0.7	$340.4	$1,606.1	$(131.7)	$1,815.4	$16.1	$1,831.6
Net income	—	—	—	178.9	—	178.9	2.2	181.1
Cash dividends declared	—	—	—	(23.6)	—	(23.6)	—	(23.6)
Amortization of share-based payment awards	—	—	22.4	—	—	22.4	—	22.4
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.7	—	—	0.7	—	0.7
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.8)	—	—	(2.8)	—	(2.8)
Purchases of common stock	(2.1)	—	(65.4)	—	—	(65.4)	—	(65.4)
Acquisition of remaining 49% equity interest	—	—	(20.6)	—	—	(20.6)	(12.1)	(32.7)
Other comprehensive income (loss)	—	—	—	—	(14.6)	(14.6)	(2.7)	(17.3)
Balance as of December 31, 2019	65.2	0.7	274.7	1,761.3	(146.3)	1,890.4	3.5	1,893.9
Net income	—	—	—	109.6	—	109.6	0.1	109.6
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Cash dividends declared	—	—	—	(25.5)	—	(25.5)	—	(25.5)
Amortization of share-based payment awards	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Purchases of common stock	(2.6)	—	(68.3)	—	—	(68.3)	—	(68.3)
Other comprehensive income (loss)	—	—	—	—	13.7	13.7	—	13.7
Other	—	—	1.2	2.4	—	3.7	—	3.7
Balance as of December 31, 2020	62.9	0.6	204.6	1,836.7	(132.6)	1,909.3	3.6	1,912.9
Net income (loss)	—	—	—	73.7	—	73.7	0.5	74.2
Cash dividends declared	—	—	—	(30.0)	—	(30.0)	—	(30.0)
Amortization of share-based payment awards	—	—	19.6	—	—	19.6	—	19.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Purchases of common stock	(1.7)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	For the Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$74.2	$109.6	$181.1
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	81.0	85.8	87.4
Provision for credit losses	6.3	63.7	25.9
Share-based payment award compensation costs	19.6	(0.9)	23.6
Deferred income tax expense (benefit)	(7.6)	(14.4)	3.3
Restructuring charges	(0.8)	0.3	12.6
Foreign currency (gains) losses, net	(7.8)	0.6	10.8
Loss (gain) on sale of business	1.5	(80.0)	(13.9)
Other	20.0	1.9	(1.8)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(1,132.6)	1,300.3	(164.1)
Inventories	(135.2)	251.0	(61.3)
Prepaid expenses	(10.5)	28.1	(17.8)
Short-term derivative assets, net	(89.5)	(6.9)	132.0
Other current assets	(32.1)	63.2	(52.8)
Cash collateral with counterparties	22.9	44.2	(42.7)
Other non-current assets	(89.9)	(8.7)	33.6
Accounts payable	1,143.8	(1,223.9)	143.7
Customer deposits	52.0	23.6	8.1
Accrued expenses and other current liabilities	179.0	(87.6)	(91.9)
Non-current income tax, net and other long-term liabilities	79.0	54.3	12.8
Total adjustments	99.0	494.5	47.7
Net cash provided by (used in) operating activities	173.2	604.1	228.8
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(37.1)	(128.6)	—
Proceeds from sale of business, net of divested cash	25.0	259.6	30.8
Capital expenditures	(39.2)	(51.3)	(80.9)
Other investing activities, net	(7.1)	(6.9)	(0.4)
Net cash provided by (used in) investing activities	(58.3)	72.8	(50.5)
Cash flows from financing activities:
Borrowings of debt	0.3	2,095.4	5,001.7
Repayments of debt	(24.2)	(2,207.4)	(5,080.2)
Dividends paid on common stock	(28.7)	(25.6)	(21.1)
Repurchases of common stock	(50.5)	(68.3)	(65.4)
Other financing activities, net (1)	(10.5)	(7.1)	(39.9)
Net cash provided by (used in) financing activities	(113.6)	(213.0)	(204.9)
Effect of exchange rate changes on cash and cash equivalents	(7.8)	8.8	1.0
Net increase (decrease) in cash and cash equivalents	(6.6)	472.7	(25.6)
Cash and cash equivalents, as of the beginning of the period	658.8	186.1	211.7
Cash and cash equivalents, as of the end of the period	$652.2	$658.8	$186.1
(1)2019 includes $32.7 million cash paid for the acquisition of 30% non-controlling interest of a consolidated subsidiary, Avinode Group AB.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year Ended December 31,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$44.4	$45.1	$77.0
Income taxes	$39.0	$68.5	$82.9

Supplemental Schedule of Noncash Investing and Financing Activities
Cash dividends declared, but not yet paid, were $7.4 million, $6.3 million and $6.5 million as of December 31, 2021, 2020 and 2019 respectively.
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K ("2021 10‑K Report") as "World Fuel," "we," "our" and "us."
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
A. Basis of Presentation
The Consolidated Financial Statements and related Notes include our parent company and subsidiaries where we exercise control and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). Our fiscal year-end is as of and for the year ended December 31 for each year presented. All intercompany transactions among our consolidated subsidiaries have been eliminated.
Certain amounts in the Consolidated Financial Statements and accompanying Notes may not add due to rounding. All percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to the current presentation.
B. New Accounting Standards
Adoption of New Accounting Standards
Included below is a description of recent new accounting standards that had an impact on the Company’s Consolidated Financial Statements. New accounting standards or accounting standards updates not listed below were assessed and determined to be either not applicable or did not have a material impact on the Company’s Consolidated Financial Statements or processes.
Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and Scope. In March 2020 and January 2021, ASU 2020-04 and ASU 2021-01 were issued, respectively. The amendments provide temporary optional expedients and exceptions to the guidance on contract modifications and hedge accounting to ease the financial reporting burden in accounting for (or recognizing the effects of) contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate ("LIBOR") or other interbank offered rates being discontinued under a phased approach because of reference rate reform. The Company adopted these updates in the fourth quarter of 2021 and applied the optional expedients and exceptions prospectively to all eligible contract modifications, hedging relationships and other transactions affected by the discontinuance of certain LIBORs on December 31, 2021 when certain criteria were met, which did not have a material impact on its consolidated financial statements or processes. The Company will continue to apply such optional expedients and exceptions for all eligible items of similar nature which modification occurs until December 31, 2022, but does not anticipate a material impact to its Consolidated Financial Statements for the related periods.

Accounting Standards Issued But Not Yet Adopted
There are no recently issued accounting standards not yet adopted by us that, upon adoption, are expected to have a material impact on the Company’s Consolidated Financial Statements or processes.
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
E. Accounts Receivable and Allowance for Credit Losses
The Company adopted ASU 2016-13, including the related codification amendments, in the first quarter of 2020 utilizing the modified retrospective transition method and applying the transition provisions at the effective date. The Company implemented changes to business processes and internal controls that support the new standard. As of the date of implementation on January 1, 2020, the Company recognized $11.1 million as a reduction to the opening retained earnings balance. The main drivers of the consolidated impact at transition were related to the inclusion of future economic conditions, the exclusion of freestanding credit enhancements when estimating the expected credit loss and estimating the lifetime credit losses of notes receivable.
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
Individual receivables are written off when there is information indicating that the counterparty is in severe financial difficulty and the amounts are deemed uncollectible. An accounts receivable written off may still be subject to enforcement activities under our recovery procedures, taking into account legal advice where appropriate. Any subsequent recoveries made are recognized as income in the Consolidated Statements of Income and Comprehensive Income.
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
If the assets acquired do not meet the definition of a business, we account for the transaction as an asset acquisition in which goodwill is not recognized, but rather any residual difference with the consideration transferred is allocated on a relative fair value basis to all qualifying identifiable net assets acquired.
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
We apply the following fair value hierarchy:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets and liabilities.
•Level 2 – Quoted prices in non-active markets or in active markets for similar assets or liabilities, observable inputs other than quoted prices; and inputs that are not directly observable but are corroborated by observable market data.
•Level 3 – Inputs that are unobservable.
For additional information pertaining to our fair value measurements, see Note 12. Fair Value Measurements.
I. Derivatives
Our derivative contracts are recognized at their estimated fair market value. The fair value of our derivatives is derived using observable and certain unobservable inputs, such as basis differentials, which are based on the difference between the historical prices of our prior transactions and underlying observable data; and incorporates the effect of nonperformance risk.
If the derivative instrument is not designated as a hedge, changes in the estimated fair market value are recognized as a component of Revenue, Cost of revenue or Other income (expense), net (based on the underlying transaction type) in the Consolidated Statements of Income and Comprehensive Income. Derivatives that qualify for hedge accounting may be designated as either a fair value or cash flow hedge. At the inception, and on an ongoing basis, we assess the hedging relationship to determine its effectiveness in offsetting changes in cash flows or fair value attributable to the hedged risk. For our fair value hedges, changes in the estimated fair market value of the hedging instrument and the hedged item are recognized in the same line item as the underlying transaction type in the Consolidated Statements of Income and Comprehensive Income. For our cash flow hedges, the changes in the fair market value of the hedging instrument are initially recognized in other comprehensive income as a separate component of shareholders’ equity and subsequently reclassified into the same line item as the underlying forecasted transaction in the Consolidated Statements of Income and Comprehensive Income when both are settled or deemed probable of not occurring. Cash flows for our hedging instruments used in our hedges are classified in the same category as the cash flow from the hedged items. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. For more information on our derivatives, see Note 4. Derivative Instruments.
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
K. Goodwill
We conduct an impairment assessment as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. This assessment is performed at the reporting unit level.
We have the option to perform a qualitative assessment of goodwill rather than completing the quantitative impairment test. Under this qualitative assessment, if we conclude it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further analysis is needed.
We also use the quantitative goodwill impairment test, to identify both the existence of impairment and the amount of impairment loss. To determine whether goodwill is impaired, we compare the fair value of the reporting units to which goodwill was assigned to their respective carrying values. In calculating the fair value, we use a combination of both an income and market approach as our primary indicator of fair value. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available as of the testing date, including our annual operating plan that is approved by our Board of Directors. The estimated cash flows are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions. All our estimates are considered supportable assumptions that are based on a number of factors including industry experience, internal benchmarks and the economic environment. We believe these assumptions are reasonable and are consistent with those we believe a market participant would use.
L. Identifiable Intangible Assets
In connection with our acquisitions, we recognize identifiable intangible assets at fair value. After the initial recognition of the asset, the accounting treatment depends on the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the company. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives and are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with indefinite useful life are not subject to amortization but are tested for impairment at least annually during the fourth quarter. This analysis generally involves the use of qualitative and quantitative information to conclude whether the fair value is greater than or equal to the carrying value .
M. Investments
We hold investments which are primarily accounted for under the equity method as we have the ability to exercise significant influence over the operating and financial policies of the investee, but do not have control.
The carrying amount of an equity method investment is increased to reflect our share of income and is reduced to reflect our share of losses of the investee, dividends received and other-than-temporary impairments. Investments accounted for under the equity method are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable.
We assess our intent and/or ability to recover the carrying amount of the investment over a long period. However, if the fair value of the investment is less than its carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment is recognized. Impairments of equity method investments are classified as Asset impairments within the Consolidated Statements of Income and Comprehensive Income.

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
Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point. Revenue from services, including energy procurement advisory services and international trip planning support, are recognized over the contract period when services have been performed and we have the right to invoice for those services.
Shipping and handling related fees incurred before control of the goods or services are transferred to the customer, are considered activities to fulfill the promise and not a separately promised service. When we coordinate shipping and handling activities after our customer obtains control of goods or services, we have elected to account for these shipping and handling costs as activities to fulfill the promise to transfer the goods.
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
We have elected to apply the optional exemption from estimating and disclosing the variable consideration from our remaining performance obligations when the transaction price is only estimated for disclosures purpose, including contracts in which the right to consideration corresponds directly with the value to the customer of the entity's performance to date. Also, we have elected to apply the exemption for contracts with fixed consideration an original expected duration of less than one year.
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
P. Foreign Currency
Generally, the functional currency of our subsidiaries is the U.S. dollar, except for certain foreign subsidiaries which utilize their respective local currency as their functional currency. Monetary assets and liabilities denominated in a currency that is different from the functional currency is remeasured from the applicable currency to the functional currency using month-end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income in the period incurred.
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
R. Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to World Fuel and available to common shareholders by the sum of the weighted average number of shares of common stock outstanding for the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued. Potentially dilutive securities include awards of restricted stock subject to forfeitable dividends, non-vested restricted stock units ("RSUs"), performance stock units where the performance requirements have been met, and settled stock appreciation rights awards ("SSARs"). The dilutive effect of potentially dilutive securities is reflected in diluted earnings per common share by application of the treasury stock method, except if its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities.
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
We test right-of-use assets at the asset group level whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

T. Loss Contingencies
In determining whether an accrual for a loss contingency is required, we first assess the likelihood of occurrence of the future event or events that will confirm the loss. When a loss is probable (the future event or events are likely to occur) and the amount of the loss can be reasonably estimated, the estimated loss is accrued. If the reasonable estimate of the loss is a range and an amount within the range appears to be a better estimate than any other amount within the range, that amount is accrued. However, if no amount within the range is a better estimate, the minimum amount in the range should be accrued.
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
We had accounts receivable of $2.4 billion and $1.2 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $29.8 million and $57.3 million, as of December 31, 2021 and 2020, respectively. Changes to the expected credit loss provision during the year ended December 31, 2021 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information, including the expected overall impact of the ongoing pandemic and global recovery, primarily in the aviation segment. Write-offs of uncollectible receivables during the year ended December 31, 2021 resulted from negative impacts of the pandemic combined with pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of December 31, 2021, 90% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2021	2020	2019
Balance as of January 1, (1)	$57.3	$46.6	$39.4
Charges to allowance for credit losses	6.3	63.7	25.9
Write-off of uncollectible receivables	(35.3)	(53.7)	(32.2)
Recoveries of credit losses	1.4	1.0	2.4
Translation adjustments	0.1	(0.3)	—
Balance as of December 31,	$29.8	$57.3	$35.5
(1)For 2020, the balance as of the beginning of the period includes the $11.1 million cumulative transition adjustment related to the implementation of ASU 2016-13.
Receivable sale programs
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During 2020 and 2021, we amended our RPAs to, among other things, extend the renewal option term of the RPA through 2024 and increase the aggregate purchase limit as well as the individual customer limits.
Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Income and Comprehensive Income.

During the years ended December 31, 2021, 2020, and 2019, we sold receivables under the RPAs with an aggregate face value of $9.2 billion, $4.3 billion, and $8.2 billion, respectively, and paid fees of $20.2 million, $11.8 million, and $25.9 million, respectively.
3. Acquisitions and Divestitures
2022 Acquisitions
On October 28, 2021, we entered into a definitive agreement (the "Purchase Agreement") to acquire all of the outstanding equity interest in Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels.
The acquisition closed on January 3, 2022 for total consideration of $792.7 million, subject to customary adjustments relating to net working capital, indebtedness and transaction expenses. At closing, $642.7 million, inclusive of $19.7 million for estimated net working capital adjustments, was paid in cash and, at the election of the Company, $50.0 million was satisfied through the delivery of 1,768,034 shares of the Company's common stock at a price of $28.28 per share. The remaining $100.0 million was held back to satisfy potential indemnification and other obligations of the seller, with one-half to be released on the first and second anniversary of the closing of the acquisition, in each case subject to reduction in respect to amounts claimed under the Purchase Agreement.
The acquisition will be accounted for as a business combination and will be reported in the land segment. We are in the process of obtaining information to identify and measure all assets acquired and liabilities assumed, and therefore, the initial accounting for the business combination is not complete. Based on information obtained to date, we have identified intangible assets, primarily consisting of customer relationships and trade names, and have preliminarily concluded that there will likely be a material portion of the purchase price allocated to goodwill. Certain disclosures have been omitted as they are not practicable to provide given the timing and the preliminary nature of the accounting for the transaction.
2021 Acquisitions
On October 1, 2021, we completed the acquisition of a liquid fuel business which services business and residential customers for a total purchase price of $41.4 million. The transaction was accounted for as a business combination and is reported in our land segment.
2020 Divestiture
On September 30, 2020, we completed the sale of our Multi Service payment solutions business ("MSTS") pursuant to the definitive agreement signed on July 30, 2020, for gross cash proceeds at closing of $303.5 million, subject to working capital adjustments, and a deferred payment of $75.0 million, of which $50.0 million is conditioned on MSTS's achievement of certain financial targets in 2021 and 2022. The contingent consideration was measured at fair value as of the closing date. The sale resulted in a pre-tax gain of $80.0 million, net of costs to sell, recognized during the year ended December 31, 2020. The gain is reported in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. Prior to the sale, MSTS was a reporting unit principally reported within the land segment. The sale did not meet the criteria to be reported as a discontinued operation.
During the third quarter of 2021, we collected $25.0 million of the deferred payment related to the Note Receivable originally due in 2026. The fair value of the contingent consideration related to 2021 was deemed to be nominal, and based on available information, no additional collection on the 2021 portion is expected.
2020 Acquisitions
On March 4, 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. ("UVair fuel business"), which serves business and general aviation customers worldwide. The acquisition was accounted for as a business combination.

The purchase price allocation was finalized in the third quarter of 2020. The following table summarizes the final aggregate consideration, updated for certain working capital items, and the final fair value of the assets acquired and liabilities assumed. The total consideration includes a deferred payment that is outstanding as of December 31, 2021.

(In millions)	Total
Cash paid for acquisition of business	$129.0
Amounts due to sellers	30.0
Purchase price	$159.0

Assets acquired:
Accounts receivable	$42.8
Goodwill and identifiable intangible assets	123.3
Other current and long-term assets	3.8

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(1.0)
Purchase price	$159.0
Goodwill in the amount of $79.1 million was recorded, $70.2 million of which was determined to be deductible for tax purposes. The goodwill was assigned to the aviation segment and is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our aviation segment. The identifiable intangible assets were $44.3 million and primarily consisted of customer relationships and other identifiable assets.
The financial position, results of operations and cash flows of these acquisitions have been included in our Consolidated Financial Statements since their acquisition dates and did not have a material impact on our consolidated revenue and net income for the year ended December 31, 2020; accordingly, pro forma information for these acquisitions have not been provided.
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

With the exception of the interest rate swap agreement, which matures in March 2025, the majority of our derivative contracts are expected to settle within the next year. The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	December 31, 2021
Commodity contracts:
Long	BBL	59.4
Short	BBL	(57.6)

Foreign currency exchange contracts:
Sell U.S. dollar, buy other currencies	USD	(190.2)
Buy U.S. dollar, sell other currencies	USD	337.4

Interest rate contract:
Interest rate swap	USD	300.0
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Consolidated Balance Sheets location	2021	2020	2021	2020
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1.8	$124.9	$9.7	$120.7
	Short-term derivative liabilities, net	0.1	1.0	0.4	2.3
	Other long-term liabilities	—	0.1	—	0.5

Interest rate contract	Identifiable intangible and other non-current assets	5.4	—	—	—
	Short-term derivative liabilities, net	—	—	0.3	1.3
	Other long-term liabilities	—	—	—	2.4
Total derivatives designated as hedging instruments		7.3	126.0	10.4	127.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	516.3	164.9	337.5	102.7
	Identifiable intangible and other non-current assets	112.2	32.1	27.6	7.9
	Short-term derivative liabilities, net	117.6	30.5	286.6	68.4
	Other long-term liabilities	15.5	17.5	82.1	23.5

Foreign currency contracts	Short-term derivative assets, net	3.8	—	1.7	—
	Identifiable intangible and other non-current assets	0.1	—	—	—
	Short-term derivative liabilities, net	0.8	7.5	2.6	19.6
	Other long-term liabilities	—	—	—	0.2
Total derivatives not designated as hedging instruments		766.3	252.5	738.1	222.3

Total derivatives		$773.6	$378.5	$748.5	$349.5
For information regarding our derivative instruments measured at fair value after netting and collateral see Note 12. Fair Value Measurements.

The following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of December 31,		As of December 31,
	2021	2020	2021	2020
Inventory	$59.3	$44.5	$0.6	$4.9
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Year Ended December 31,
	2021			2020			2019
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$31,337.0	$30,548.8	$40.2	$20,358.3	$19,506.5	$48.6	$36,819.0	$35,707.0
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	22.1	—	—	(8.2)	—	—	18.1
Derivatives designated as hedging instruments	—	(24.3)	—	—	9.4	—	—	(16.1)
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	(56.7)	319.0	—	31.3	(181.1)	—	(8.5)	36.6
Interest rate contract:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	—	—	(1.4)	—	—	(0.5)	—	—
Total amount of income and expense line items excluding the impact of hedges	$31,393.6	$30,865.6	$38.8	$20,327.0	$19,326.6	48.1	36,827.5	35,745.6
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (loss) not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement		Year Ended December 31,
	Location	2021	2020	2019
Commodity contracts	Revenue	$(369.4)	$505.6	$(51.5)
Commodity contracts	Cost of revenue	$11.0	$(181.6)	$(7.1)
For the years ended December 31, 2021, 2020 and 2019, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

As of December 31, 2021, on a pre-tax basis, $9.2 million is scheduled to be reclassified from Accumulated other comprehensive loss over the next twelve months as a decrease to Revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of gain (loss) recognized in Accumulated other comprehensive income (loss), net of income tax (expense) benefit	Year Ended December 31,
	2021	2020	2019
Commodity contracts (Revenue)	$31.6	$(20.8)	$(157.9)
Commodity contracts (Cost of revenue)	166.1	(126.4)	160.6
Interest rate contracts	5.5	(3.2)	—
Total gain (loss)	$203.2	$(150.4)	$2.7

Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income, net of income tax (expense) benefit		Year Ended December 31,
	Location	2021	2020	2019
Commodity contracts	Revenue	$(43.0)	$31.3	$(8.5)
Commodity contracts	Cost of revenue	237.7	(181.1)	36.6
Interest rate contracts	Interest expense and other financing costs, net	(1.0)	(0.5)	—
Total gain (loss)		$193.6	$(150.3)	$28.1
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated	Location	Year Ended December 31,
		2021	2020	2019
Commodity contracts
	Revenue	$88.4	$235.2	$269.5
	Cost of revenue	(14.2)	(121.1)	(221.8)
		74.2	114.1	47.7
Foreign currency contracts
	Revenue	1.1	(3.2)	(0.3)
	Other income (expense), net	1.6	(13.4)	(0.5)
		2.7	(16.6)	(0.7)
Total gains (losses)		$76.9	$97.5	$46.9

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

	As of December 31,
	2021	2020
Net derivative liability positions with credit contingent features	$3.3	$20.0
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$3.3	$20.0
At December 31, 2021 and 2020, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.
5. Restructuring
Restructuring Program
As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus was primarily on cost-reduction initiatives in response to the pandemic. In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. While we initially expected to finalize the overall restructuring plan by the end of the second quarter of 2021, we elected to extend it to the end of first quarter of 2022 to expand the plan in order to finalize the alignment of processes and platforms within the land segment. During the fourth quarter of 2021, we were able to complete all necessary activities and the restructuring program is now closed.
During the year ended December 31, 2021, we incurred incremental charges of $6.6 million, comprised principally of external consulting fees supporting the land restructuring and related severance costs. These costs are included in Restructuring charges in our Consolidated Statements of Income and Comprehensive Income. Our accrued restructuring charges as of December 31, 2021 are included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.
The following table provides a summary of our restructuring activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2019	$0.5	$7.5	$1.3	$0.2	$9.5
Restructuring charges	3.3	3.9	1.9	1.2	10.3
Paid during the period	(3.0)	(6.7)	(2.3)	(1.4)	(13.3)
Accrued charges as of December 31, 2020	0.9	4.6	0.9	0.1	6.6
Restructuring charges	0.7	6.3	(0.5)	—	6.6
Paid during the period	(0.8)	(10.8)	(0.4)	(0.1)	(12.2)
Accrued charges as of December 31, 2021	$0.8	$0.1	$—	$—	$1.0
2020 Global Office Rationalization
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

The following table provides a summary of this impairment by reportable business segment for the year ended December 31, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Asset impairment	$6.9	$5.9	$4.0	$1.8	$18.6
6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2021	2020	Useful Lives
Land	$19.9	$19.1	Indefinite
Buildings and leasehold improvements	77.4	74.5	3 - 40 years
Office equipment, furniture and fixtures	14.7	15.3	3 - 7 years
Computer equipment and software costs	258.4	275.8	3 - 9 years
Machinery, equipment and vehicles (1)	316.9	267.7	3 - 40 years
Total property, plant, and equipment	687.3	652.3
Less: Accumulated depreciation and amortization (1)	338.4	309.7
Total property, plant, and equipment, net	$348.9	$342.6
(1)Includes right of use assets associated with finance leases. See Note 15. Leases for additional information.
For 2021, 2020 and 2019, we recorded depreciation expense of $50.8 million, $52.7 million and $54.5 million, respectively.
The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs, included in property, plant, and equipment are as follows (in millions):

	As of December 31,
	2021	2020
Computer software costs	$217.9	$191.7
Less: Accumulated amortization	131.1	116.1
Computer software costs, net	$86.8	$75.6
Included in capitalized computer software costs are costs incurred in connection with software development in progress of $5.2 million and $13.7 million as of December 31, 2021 and 2020, respectively. For 2021, 2020 and 2019, we recorded amortization expense related to computer software costs of $17.6 million, $18.5 million and $17.8 million, respectively.

7. Goodwill and Identifiable Intangible Assets
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2019	$323.6	$520.1	$843.7
2020 acquisitions (1)	79.1	—	79.1
Adjustment for sale of business (1)	(7.0)	(64.6)	(71.6)
Foreign currency translation of non-USD functional currency subsidiary goodwill	3.2	4.3	7.4
As of December 31, 2020	398.8	459.7	858.6
2021 acquisition (1)	—	7.5	7.5
Foreign currency translation of non-USD functional currency subsidiary goodwill	1.3	(5.5)	(4.2)
As of December 31, 2021	$400.1	$461.8	$861.9
(1)See Note 3. Acquisitions and Divestitures for additional information.
Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$406.5	$261.9	$144.6	$392.1	$236.5	$155.6
Supplier agreements	31.9	19.5	12.4	31.9	18.0	13.9
Others	37.2	30.4	6.8	37.5	28.6	8.8
Total intangible assets subject to amortization	475.6	311.8	163.8	461.5	283.2	178.3
Intangible assets not subject to amortization:
Trademark / trade name rights	25.3	—	25.3	24.5	—	24.5
Total intangible assets	$500.9	$311.8	$189.1	$486.0	$283.2	$202.8
(1)Includes the impact of foreign exchange.
Intangible amortization expense for 2021, 2020 and 2019 was $30.1 million, $33.1 million and $32.9 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2022	$29.0
2023	21.5
2024	20.1
2025	18.9
2026	13.7
Thereafter	60.5
Total	$163.8

8. Debt, Interest Income, Expense and Other Finance Costs
As of December 31, 2021 and 2020, our debt consisted of the following (in millions):

	As of December 31,
	2021	2020
Credit Facility	$—	$—
Term Loans	484.1	503.2
Finance leases (1)	21.2	18.2
Other	3.3	3.3
Total debt	508.7	524.7
Less: Current maturities of long-term debt and finance leases	30.6	22.9
Long-term debt	$478.1	$501.8
(1)See Note 15. Leases for additional information.
Credit Agreement
Our Credit Agreement matures in July 2024 and consists of a revolving loan (the "Credit Facility") and Term Loan borrowings. Under the Credit Facility, up to $1.3 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions.
We had no outstanding borrowings under our Credit Facility at December 31, 2021 and 2020. As of December 31, 2021 and 2020, respectively, we have issued letters of credit under the Credit Facility totaling $46.6 million and $3.4 million and had $484.1 million and $503.2 million in Term Loans outstanding. As of December 31, 2021 and 2020, the unused portion of our Credit Facility was $1.2 billion and $1.3 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our financial leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loans related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2021, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
Our Credit Facility and Term Loans contain certain financial and other covenants with which we are required to comply. As of December 31, 2021, we were in compliance with all financial covenants contained in our Credit Facility and our Term Loans.
Other Credit Lines
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2021 and 2020, our outstanding letters of credit and bank guarantees under these credit lines totaled $404.0 million and $328.4 million, respectively. Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Annual Maturities
As of December 31, 2021, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2022	$30.6
2023	32.4
2024	436.2
2025	3.4
2026	3.3
Thereafter	2.9
Total	$508.7
The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest income	$7.0	$3.6	$6.2
Interest expense and other financing costs	(47.2)	(48.6)	(80.0)
Interest expense and other financing costs, net	$(40.2)	$(44.9)	$(73.9)
The weighted average interest rate on our short-term debt was 2.0% and 3.4% as of December 31, 2021 and 2020, respectively.
9. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $54.9 million and $50.6 million as of December 31, 2021 and 2020, respectively.
Sales and Purchase Commitments
As of December 31, 2021, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $518.0 million and $93.0 million, respectively, with delivery dates from 2022 through 2028. Additionally, we have a fixed purchase contract that extends through 2026, under which we agreed to purchase annually between 1.9 million barrels and 2.0 million barrels of aviation fuel at future market prices.
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
We offer a non-qualified deferred compensation ("NQDC") plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $16.7 million and $14.5 million as of December 31, 2021 and 2020, respectively, which was included in Other long-term liabilities within our Consolidated Balance Sheets.

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
We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. At December 31, 2021 and 2020, accrued liabilities for remediation were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
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
During the quarter ended December 31, 2016, the Korean branch of one of our subsidiaries received assessments of approximately $9.9 million (KRW 11.7 billion) and during the quarter ended June 30, 2017, an assessment for an additional $16.9 million (KRW 20.1 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in a number of tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $10.5 million (BRL 58.8 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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
Other Matters
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. In addition, we may be involved in disputes arising out of arrangements between our counterparties and other third parties. For example, in December 2021, a judgment was entered against one of our subsidiaries in the Singapore High Court in respect of an action filed by a financing bank of two of our subsidiary’s suppliers. The claims arose out of a financing arrangement between the suppliers and the bank and the resulting judgments, including principal and interest, are in the aggregate amount of approximately $33 million. We believe the claims are without merit, have appealed the judgments and are vigorously defending against the claims.

We have established loss provisions for the foregoing claims as well as other matters in which losses are probable and can be reasonably estimated. As of December 31, 2021, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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
10. Shareholders' Equity
Cash Dividends
During the years ended December 31, 2021, 2020 and 2019, the Company's Board of Directors declared aggregate cash dividends of $0.48, $0.40, and $0.36 per common share, representing $30.0 million, $25.5 million, and $23.6 million in total dividends, respectively. Our Credit Facility and Term Loans have restrictions regarding the maximum amount of cash dividends allowed to be paid. The payments associated with the above referenced cash dividends were in compliance with our Credit Facility and Term Loans.
Stock Repurchase Programs
In October 2017, our Board of Directors (the "Board") approved a new common stock repurchase program (the "October 2017 Repurchase Program"), which replaced the program in place at that time, authorizing $100.0 million in common stock repurchases. In May 2019, the Board authorized an increase to the October 2017 Repurchase Program authorization by $100.0 million, bringing the authorized repurchases at that time to $200.0 million. In March 2020, the Board approved a new stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program") to begin upon the completion of the October 2017 Repurchase Program. Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of December 31, 2021, the October 2017 Repurchase Program was completed and approximately $195.8 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
In 2021, 2020, and 2019, we repurchased 1.7 million, 2.6 million, and 2.1 million shares of common stock for an aggregate value of $50.5 million, $68.3 million, and $65.4 million, respectively.
Share-Based Payment Plans
Plan Summary and Description
In May 2021, our shareholders approved the 2021 Omnibus Plan (the "2021 Plan"), which replaced our previously adopted 2020 Omnibus Plan (the "2020 Plan"). The 2021 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The purpose of the 2021 Plan is to (i) attract and retain persons eligible to participate in the 2021 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Fuel and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2021 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.
The provisions of the 2021 Plan authorize the grant of stock options which can be "qualified" or "nonqualified" under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share-based awards. The 2021 Plan is unlimited in duration and, in the event of its termination, the 2021 Plan will remain in effect as long as any awards granted under it remain outstanding. No awards may be granted under the 2021 Plan after May 2031. The term and vesting period of awards granted under the 2021 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven-year anniversary of the date of grant.

Under the 2021 Plan, 2.9 million shares of common stock are authorized for issuance in addition to any shares of common stock with respect to awards that were granted under the prior plans (2020, 2016, and 2006) but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2021. As of December 31, 2021, approximately 3.0 million shares of common stock were subject to outstanding awards under the 2021, 2020, 2016, and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2021 and the remaining shares of common stock available for future issuance (in millions):

Plan name	Restricted Stock	RSUs	SSAR Awards	Remaining Shares of Common Stock Available for Future Issuance
2021 Plan (1)	—	0.1	—	4.0
2020 Plan (2)	—	0.7	—	—
2016 Plan (3)	—	1.0	1.3	—
2006 Plan (4)	—	0.1	—	—
(1)As of December 31, 2021, unvested RSUs will vest between May 2022 and November 2024.
(2)As of December 31, 2021, unvested RSUs will vest between March 2022 and May 2024.
(3)As of December 31, 2021, unvested RSUs will vest between February 2022 and August 2023 and the outstanding SSAR Awards will expire between March 2022 and March 2023.
(4)RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.
Restricted Stock Awards
The following table summarizes the status of our unvested restricted stock outstanding and related transactions for each of the following years (in millions, except weighted average grant-date fair value price and weighted average remaining vesting term data):

	Unvested Restricted Stock	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Vesting Term (in Years)
As of December 31, 2018	0.1	$43.63	$1.4	1.0
Granted	—	—
Vested	—	45.35
Forfeited	—	51.47
As of December 31, 2019	—	41.56	1.3	0.7
Granted	—	—
Vested	—	47.36
Forfeited	—	—
As of December 31, 2020	—	36.50	0.5	0.1
Granted	—	—
Vested	—	36.50
Forfeited	—	—
As of December 31, 2021	—	$—	$—	0.0
The aggregate intrinsic value of restricted stock which vested during 2021, 2020 and 2019 was $0.6 million, $0.4 million and $1.0 million, respectively, based on the average high and low market price of our common stock at the vesting date. As of December 31, 2021, there were no unvested restricted stock awards outstanding.

RSU Awards
The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

	RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2018	1.3	$37.17	$28.3	1.0
Granted	0.3	29.69
Vested	(0.4)	37.34
Forfeited	(0.1)	39.86
As of December 31, 2019	1.2	32.50	53.2	0.9
Granted	1.2	23.30
Vested	(0.4)	36.12
Forfeited	(0.2)	32.56
As of December 31, 2020	1.8	25.17	57.1	1.3
Granted	0.7	33.08
Vested	(0.5)	27.34
Forfeited	(0.3)	28.55
As of December 31, 2021	1.7	$27.30	$46.3	1.2
The aggregate intrinsic value of RSUs vested during 2021, 2020 and 2019 was $18.1 million, $10.8 million and $10.4 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2018	1.5	$29.75	$—	4.0	—	$57.48	$—	1.2
Granted	0.7	29.68
Exercised (1)	—	—
Forfeited	—	—
As of December 31, 2019	2.2	29.72	31.3	3.4	0.1	50.12	—	1.1
Granted	0.1	23.39
Exercised (1)	—	—
Forfeited	—	57.48
As of December 31, 2020	2.3	29.08	7.3	2.5	0.2	41.85	—	0.8
Exercised (1)	(0.1)	24.89
Forfeited	(1.0)	29.91
As of December 31, 2021	1.3	$28.78	$0.6	1.9	0.4	$29.18	$0.2	1.0
(1)The aggregate intrinsic value of SSAR Awards exercised during 2021 was $0.9 million and zero for 2020, and 2019, respectively.
We use the Black Scholes option pricing model to estimate the fair value of SSAR Awards granted to employees. No SSAR Awards were granted in 2021. In 2020, the weighted average fair value of the SSAR Awards was $6.88 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of

38.6%, dividend yields of 1.2% and risk-free interest rates of 0.7%. The weighted average fair value of the SSAR Awards for 2019 was $9.15 and the assumptions used to determine such fair value were as follows: expected term of 4.5 years, volatility of 36.1%, dividend yields of 0.9% and risk-free interest rates of 2.4%.
Unrecognized Compensation Cost
As of December 31, 2021, there was $29.9 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as Capital in excess of par value within our Consolidated Balance Sheets. The unrecognized compensation cost as of December 31, 2021 is expected to be recognized as compensation expense over a weighted average period of 1.0 years as follows (in millions):

Year Ended December 31,
2022	$17.5
2023	10.0
2024	2.5
Total	$29.9
Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2019	$(134.1)	$(12.2)	$(146.3)
Other comprehensive income (loss) before reclassifications	13.8	(150.4)	(136.6)
Amounts reclassified from accumulated other comprehensive income (loss)	—	150.3	150.3
Balance as of December 31, 2020	(120.3)	(12.3)	(132.6)
Other comprehensive income (loss) before reclassifications	(13.7)	203.2	189.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(193.6)	(193.6)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of December 31, 2021	$(134.0)	$(2.7)	$(136.7)
The foreign currency translation adjustment loss for 2021 was primarily due to the effect of a stronger U.S. dollar compared to most foreign currencies, including the British Pound. The foreign currency translation adjustment gain for 2020 was primarily due to the effect of a weaker U.S. dollar compared to most foreign currencies, including the British Pound.
11. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(47.7)	$51.2	$(59.1)
Foreign	147.8	110.5	296.4
Income (loss) before income taxes	$100.0	$161.7	$237.3

The income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal statutory tax	$4.4	$10.1	$(4.0)
State	1.4	2.6	1.6
Foreign	22.4	42.9	35.9
	28.2	55.6	33.5
Deferred:
U.S. federal statutory tax	2.2	—	11.0
State	2.7	—	4.6
Foreign	(12.5)	(14.4)	(12.2)
	(7.6)	(14.4)	3.4
Non-current tax expense (income)	5.3	10.9	19.3
	$25.8	$52.1	$56.2
Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.
A reconciliation of the U.S. federal statutory income tax rate to our effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
U.S. federal statutory tax rate	21.0%	21.0%	21.0%
Foreign earnings, net of foreign taxes	(10.3)	(13.3)	(13.8)
State income taxes, net of U.S. federal income tax benefit	3.2	1.3	2.2
Tax Reform - GILTI	8.8	0.5	6.0
Tax Reform - BEAT	1.7	1.4	0.1
Uncertain tax positions	5.3	6.8	8.2
Foreign currency adjustments	9.6	(2.1)	(6.1)
Intercompany interest transfer pricing adjustment	1.4	2.0	1.4
Nontaxable interest income	(4.7)	(3.0)	(2.3)
Nondeductible interest expense	1.2	1.9	1.8
Valuation allowance	(8.0)	10.6	1.2
Sale of Company	—	3.0	—
Non-deductible Officer Compensation	1.5	1.2	0.5
Statutory Adjustments	(3.2)	0.1	0.2
UK Tax Rate Change	(5.9)	—	—
Other permanent differences	4.1	0.8	3.3
Effective income tax rate	25.8%	32.2%	23.7%
For the year ended December 31, 2021, our effective income tax rate was 25.8%, and our income tax provision was $25.8 million, as compared to an effective income tax rate of 32.2% and an income tax provision of $52.1 million for 2020. The lower effective income tax rate for 2021, as compared to 2020, resulted primarily from the impact of the change in the UK tax rate, benefits resulting from tax return filings in various foreign jurisdictions, adjustments to valuation allowances against our deferred tax assets in various foreign jurisdictions, and the differences in the results of our subsidiaries in tax jurisdictions with different tax rates.

For the year ended December 31, 2020, our effective income tax rate was 32.2%, for an income tax provision of $52.1 million, as compared to an effective income tax rate of 23.7% and an income tax provision of $56.2 million for 2019. The tax provision includes a tax expense of $12.9 million for the tax on the gain on the sale of MSTS recorded during the third quarter of 2020. The higher effective income tax rate for 2020, as compared to 2019, resulted primarily from the impact of recording valuation allowances against our deferred tax assets in various foreign jurisdictions, and the differences in the results of our subsidiaries in tax jurisdictions with different tax rates.
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
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2021, $976.5 million of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $214.8 million in foreign withholding tax. For the remaining $1.5 billion accumulated foreign earnings that are actually or deemed repatriated, we have made an estimate of the associated foreign withholding and state income tax effects of $10.6 million for 2021.

The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2021	2020
Gross Deferred Tax Assets:
Bad debt reserve	$9.5	$15.2
Net operating loss	45.9	57.4
Accrued and other share-based compensation	16.6	14.7
Leases	1.5	2.5
Accrued expenses	10.6	3.9
U.S. foreign income tax credits	1.2	1.2
Other income tax credits	0.2	0.2
Customer deposits	1.8	1.2
Investments	1.9	1.9
Unrealized foreign exchange	8.5	16.4
Unrealized Derivatives	1.2	—
Cash flow hedges	1.1	2.9
Interest Limitation	26.2	10.7
Total gross deferred tax assets	126.2	128.2
Less: Valuation allowance	39.7	48.0
Gross deferred tax assets, net of valuation allowance	86.5	80.2
Deferred Tax Liabilities:
Depreciation	(23.9)	(23.2)
Goodwill and intangible assets	(55.9)	(54.8)
Prepaid expenses, deductible for tax purposes	(4.3)	(3.3)
Deferred tax costs on foreign unrepatriated earnings	(10.6)	(10.4)
Unrealized derivatives	—	(6.4)
Other	(7.4)	(2.3)
Total gross deferred tax liabilities	(102.0)	(100.4)
Net deferred tax liability	$15.5	$20.2
Net deferred tax asset	—	—
Reported on the Consolidated Balance Sheets as:
Identifiable intangible and other non-current assets for deferred tax assets, non-current	$44.8	$33.7
Non-current income tax liabilities, net of deferred tax liabilities, non-current	$60.3	$53.6
As of December 31, 2021 and 2020, we had gross net operating losses ("NOLs") of approximately $402.5 million and $418.2 million, respectively. The NOLs as of December 31, 2021 originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $45.9 million reflecting the benefit of the NOL carryforward as of December 31, 2021. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2022-2041	$8.4
US States	Indefinite	$4.0
Foreign	2022-2041	$5.1
Foreign	Indefinite	$28.3
Total		$45.9

We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2021, a valuation allowance of $39.7 million has been recorded to recognize only the portion of the deferred tax assets that are more likely than not to be realized, $35.7 million of which relates to the deferred tax asset for NOLs. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
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
The increase (decrease) to our foreign income taxes from the Singapore tax concession was as follows (in millions, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Singapore tax concession impact on foreign income tax	$(1.1)	$(2.4)	$(4.3)
Impact on basic earnings per share	$(0.02)	$(0.04)	$(0.07)
Impact on diluted earnings per share	$(0.02)	$(0.04)	$(0.06)
Income Tax Contingencies
We recorded a net decrease of $3.1 million of liabilities related to Unrecognized Tax Liabilities and a net decrease of $1.6 million in assets related to Unrecognized Tax Assets during 2021. In addition, during 2021, we recorded a decrease of $3.8 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2021, our Unrecognized Tax Liabilities, including penalties and interest, were $98.2 million and our Unrecognized Tax Assets were $23.9 million.
During 2020, we recorded a net increase of $12.2 million of liabilities related to Unrecognized Tax Liabilities and no change in assets related to Unrecognized Tax Assets. In addition, during 2020, we recorded an increase of $4.0 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2020, our Unrecognized Tax Liabilities, including penalties and interest, were $99.0 million and our Unrecognized Tax Assets were $25.4 million.
The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	2021	2020	2019
Gross Unrecognized Tax Liabilities – opening balance	$78.2	$66.5	$57.0
Gross increases – tax positions in prior period	2.4	4.8	12.2
Gross decreases – tax positions in prior period	(6.1)	(0.5)	(13.5)
Gross increases – tax positions in current period	3.5	12.3	14.9
Settlements	—	(0.1)	(1.4)
Lapse of statute of limitations	(2.9)	(4.8)	(2.7)
Gross Unrecognized Tax Liabilities – ending balance	$75.1	$78.2	$66.5
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $23.9 million, as of December 31, 2021, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $51.2 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with ASC 740. This would have the impact of reducing our 2021 effective income tax rate by 51.2%. As of December 31, 2021, it is possible that approximately $4.2 million of our unrecognized income tax liabilities may decrease within the next twelve months.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $2.6 million, $3.1 million and $4.6 million during the years ended December 31, 2021, 2020, and 2019, respectively. For penalties, we recorded income of $0.3 million, expense of $0.2 million and income of $0.2 million during the years ended December 31, 2021, 2020, and 2019, respectively. As of December 31, 2021 and 2020, we had recognized liabilities of $18.8 million and $16.2 million for interest and $4.3 million and $4.6 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these are in Denmark for the 2013 - 2019 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for 2017 - 2019 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018 and was notified in March 2021 that its 2016 - 2019 tax years were also under examination. In January 2021, we received final tax assessments for the 2013 and 2014 tax years of approximately $0.6 million (DKK 3.7 million) and $0.8 million (DKK 4.9 million), respectively. In April 2021, we received a proposed tax assessment for the 2015 tax year of approximately $14.7 million (DKK 96.1 million). We believe these assessments are without merit. We are in the process of responding to the proposed assessments and the 2016 - 2019 information requests. We have not yet received any proposed assessments related to the 2016 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
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
In January of 2020, we received a notice of examination from the U.S. IRS for the 2017 - 2018 tax years. In June 2021, we received a notice of proposed adjustment for certain immaterial items for the 2017 and 2018 tax years which we accepted and agreed to in August 2021. In December 2021 we received an additional notice of proposed adjustment for certain immaterial items for the 2017 and 2018 tax years which we are reviewing. In addition, in February 2022 we received a notice of examination from the U.S. IRS for the 2019 tax year.
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
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes these open tax years by jurisdiction with material uncertain tax positions:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013 - 2019	2020 - 2021
South Korea	2011 - 2014	2015 - 2021
Greece	None	2016 - 2021
Other non-U.S.	None	2014 - 2021
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

Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$513.3	$247.6	$2.6	$763.5
Interest rate contract	—	5.4	—	5.4
Foreign currency contracts	—	4.7	—	4.7
Cash surrender value of life insurance	—	14.6	—	14.6
Total assets at fair value	$513.3	$272.3	$2.6	$788.3

Liabilities:
Commodities contracts	$361.5	$378.6	$3.8	$743.9
Interest rate contract	—	0.3	—	0.3
Foreign currency contracts	—	4.3	—	4.3
Total liabilities at fair value	$361.5	$383.2	$3.8	$748.5

	Fair Value Measurements as of December 31, 2020
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$233.5	$127.9	$9.5	$371.0
Foreign currency contracts	—	7.5	—	7.5
Cash surrender value of life insurance	—	11.4	—	11.4
Total assets at fair value	$233.5	$146.8	$9.5	$389.9

Liabilities:
Commodities contracts	$223.0	$96.8	$6.3	$326.0
Interest rate contract	—	3.7	—	3.7
Foreign currency contracts	—	19.8	—	19.8
Total liabilities at fair value	$223.0	$120.2	$6.3	$349.5
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$763.5	$513.1	$250.4	$7.6	$—	$242.8
Interest rate contract	5.4	—	5.4	—	—	5.4
Foreign currency contracts	4.7	2.6	2.1	—	—	2.1
Total assets at fair value	$773.6	$515.6	$258.0	$7.6	$—	$250.4

Liabilities:
Commodities contracts	$743.9	$513.1	$230.8	$3.2	$—	$227.7
Interest rate contract	0.3	—	0.3	—	—	0.3
Foreign currency contracts	4.3	2.6	1.7	—	—	1.7
Total liabilities at fair value	$748.5	$515.6	$232.8	$3.2	$—	$229.7

	Fair Value as of December 31, 2020
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$371.0	$287.1	$83.9	$1.2	$—	$82.7
Foreign currency contracts	7.5	7.5	—	—	—	—
Total assets at fair value	$378.5	$294.6	$83.9	$1.2	$—	$82.7

Liabilities:
Commodities contracts	$326.0	$287.1	$38.9	$2.3	$—	$36.6
Interest rate contract	3.7	—	3.7	—	—	3.7
Foreign currency contracts	19.8	7.5	12.3	—	—	12.3
Total liabilities at fair value	$349.5	$294.6	$54.9	$2.3	$—	$52.6
At December 31, 2021 and 2020, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right to offset.
Concentration of Credit Risk
The individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits. It includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2021, two of our OTC counterparties represented over 10% of our total credit exposure to OTC derivative counterparties.
Nonrecurring Fair Value Measurements
During the second quarter of 2021, we identified an impairment indicator with respect to certain long-lived assets within the land segment. We determined that the carrying amount of the asset group was not recoverable and recognized an asset impairment of $4.7 million during the year ended December 31, 2021. The fair value of the asset group was measured using an income approach based on estimated future cash flows as of the measurement date. Due to the significance of unobservable inputs, the measurement is categorized as Level 3.

During the fourth quarter of 2020, we measured and recorded at fair value an equity method investment as a result of an other-than-temporary impairment. In calculating fair value, we used a combination of an income and market approach. Under the market approach, we used a selection of global companies that compares with the investment. Under the income approach, we used estimated future cash flows based on information available to us. Due to the significance of unobservable inputs, the measurement is categorized in Level 3.
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material at December 31, 2021 and 2020, respectively.
13. Business Segments, Geographic Information and Major Customers
Business Segments
We operate in three reportable segments consisting of aviation, land, and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers (businesses and governmental) and the products and services provided to those customers. We use Income from operations as our primary measure of profit as we believe it is the most meaningful measure to allocate resources and assess the performance or our segments.
In our aviation segment, we offer fuel and related products and services to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, charter and fractional operators, and private aircraft. In addition, we supply fuel and services to U.S. and foreign government, intergovernmental and military customers, such as the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization ("NATO").
In our land segment, we offer fuel, lubricants, further complemented by our expansion into energy advisory, brokerage and fulfillment solutions with respect to power, natural gas and other energy products. We also offer sustainability consulting, renewable fuel products, carbon management and renewable energy solutions through World Kinect, our global energy management brand. Our customers include petroleum distributors operating in the land transportation market, retail petroleum operators, and industrial, commercial, residential and government customers.
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

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
Aviation segment	$12,824.3	$8,179.6	$18,479.5
Land segment	10,426.8	6,663.1	10,280.9
Marine segment	8,085.8	5,515.7	8,058.5
Total revenue	$31,337.0	$20,358.3	$36,819.0
Income from operations:(1)
Aviation segment	$163.4	$84.5	$283.9
Land segment	44.6	72.6	55.0
Marine segment	20.7	58.5	67.1
Corporate overhead - unallocated	(86.1)	(77.8)	(106.4)
Total income from operations	$142.6	$137.9	$299.7
Depreciation and amortization:
Aviation segment	$32.7	$31.5	$28.5
Land segment	39.0	45.3	48.0
Marine segment	3.5	3.8	4.5
Corporate segment	5.8	5.2	6.4
Total depreciation and amortization	$81.0	$85.8	$87.4
Capital expenditures:
Aviation segment	$18.8	$17.6	$23.0
Land segment	17.4	12.5	26.9
Marine segment	2.7	0.8	28.3
Corporate	0.1	20.4	2.7
Total capital expenditures	$39.2	$51.3	$80.9
(1)Includes $6.6 million, $10.3 million and $19.7 million of restructuring charges for the years ended December 31, 2021, 2020 and 2019, respectively.
Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2021	2020
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $18.4 and $41.2 as of December 31, 2021 and 2020, respectively	$972.9	$464.7
Land segment, net of allowance for credit losses of $3.8 and $5.0 as of December 31, 2021 and 2020, respectively	664.7	394.5
Marine segment, net of allowance for credit losses of $3.9 and $7.6 as of December 31, 2021 and 2020, respectively	717.7	379.2
Total accounts receivable, net	$2,355.3	$1,238.4
Total assets:
Aviation segment	$2,305.6	$1,789.5
Land segment	2,106.1	1,459.5
Marine segment	1,022.7	667.6
Corporate	507.9	583.7
Total assets	$5,942.4	$4,500.3

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Revenue:
United States	$16,696.2	$10,365.2	$19,365.2
EMEA (1)	6,735.7	4,961.0	9,235.1
Asia Pacific (2)	4,620.0	3,035.6	4,581.1
Americas, excluding United States	3,285.1	1,996.6	3,637.6
Total (3)	$31,337.0	$20,358.3	$36,819.0

	As of December 31,
	2021	2020
Property and equipment, net:
United States	$183.9	$177.6
EMEA	145.7	144.1
Asia Pacific	8.3	7.9
Americas, excluding United States	11.1	13.1
Total	$348.9	$342.6
(1)Includes revenue related to the U.K. of $4.2 billion, $3.1 billion and $5.5 billion for 2021, 2020 and 2019, respectively.
(2)Includes revenue related to Singapore of $4.6 billion, $3.0 billion and $4.5 billion for 2021, 2020 and 2019, respectively.
(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 14. Revenue from Contracts with Customers.
Major Customers
For the years ended December 31, 2021, 2020, and 2019, none of our customers accounted for more than 10% of total consolidated revenue. Sales to government customers, which principally consist of sales to NATO in support of military operations in Afghanistan, have accounted for a material portion of our profitability in recent years. The profitability associated with our government business can be significantly impacted by supply disruptions, border closures, road blockages, hostility-related product losses, inventory shortages and other logistical difficulties that can arise when sourcing and delivering fuel in areas that are actively engaged in war or other military conflicts. Our sales to government customers may fluctuate significantly from time to time as a result of the foregoing factors, as well as the level of troop deployments and related activity in a particular region or area or the commencement, extension, renewal or completion of existing and new government contracts. In 2020 the U.S. government and NATO began to significantly reduce the level of troops in Afghanistan. The final withdrawal of troops in the area was completed during the third quarter of 2021.
14. Revenue from Contracts with Customers
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Our contracts with customers, which are primarily master sales agreements in combination with different types of nominations or standalone agreements, generally require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. As our contracts go through a formal credit approval process, we only enter into contracts when we determine the amount we expect to be entitled to is probable of collection. Our billing and payment terms generally include monthly invoicing with average payment terms of one to three months.

We have concluded that each gallon or barrel represents a separate performance obligation, and revenue is recognized at the point in time when control of each gallon or barrel transfers to our customer. We may incur costs for the transportation of products to the delivery points. Reimbursements of such costs are normally included in the transaction price.
Our contracts may contain fixed pricing, variable pricing, or a combination. The pricing structures of our fuel sales that involve variable prices, such as market or index-based pricing or reimbursements of costs, typically correspond to our efforts to transfer the promised fuel, and we recognize revenue based on those variable prices for the related gallons or barrels that we have delivered.
Our contracts with customers may include multi-year sales contracts, which are priced at market-based indices and require minimum volume purchase commitments from our customers. The consideration expected from these contracts is considered variable due to the market-based pricing and the variability is not resolved until delivery is made to our customers. We also have fixed price fuel and fuel-related product sale contracts with a contract term of less than one year (typically one month).
We also earn an immaterial amount of revenue from contracts to provide services, including energy procurement advisory services, international trip planning support, and transaction and payment management processing, which typically represent a single performance obligation for the series of daily services.
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Year Ended December 31,
	2021	2020	2019
Aviation	$682.8	$542.1	$1,410.2
Land	36.8	10.6	18.2
Marine	3,419.5	2,436.8	2,929.2
Asia Pacific	4,139.2	2,989.4	4,357.7

Aviation	1,903.1	1,403.4	3,824.3
Land	2,491.8	1,744.5	2,425.4
Marine	2,364.6	1,630.8	2,739.1
EMEA	6,759.5	4,778.7	8,988.9

Aviation	2,092.4	1,069.9	2,347.1
Land	590.6	440.1	612.4
Marine	621.3	483.5	678.1
LATAM	3,304.3	1,993.5	3,637.7

Aviation	8,533.1	4,618.4	10,933.0
Land	7,251.5	4,359.6	7,017.0
Marine	1,220.0	851.6	1,415.2
North America	17,004.7	9,829.6	19,365.1

Other revenues (excluded from ASC 606) (1)	129.2	767.1	469.6

Total revenue	$31,337.0	$20,358.3	$36,819.0
(1)Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.

Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenue, are substantially similar, given that they are generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into considering the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the Accounts receivable balance presented on our Consolidated Balance Sheet. As of December 31, 2021 and 2020, the contract assets and contracts liabilities recognized by the Company were not material.
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
We recognized the following total lease cost related to our lease arrangements (in millions):

	Year Ended December 31,
	2021	2020	2019
Finance lease cost:
Amortization of right-of-use assets	$4.6	$3.1	$4.2
Interest on lease liabilities	0.7	0.6	0.5
Operating lease cost	41.4	45.6	53.2
Short-term lease cost	24.6	25.5	18.3
Variable lease cost	6.8	6.4	5.0
Sublease income	(4.8)	(4.4)	(11.4)
Total lease cost	$73.3	$76.8	$69.6
As of December 31, 2021, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2022	$38.0	$5.3
2023	32.6	4.6
2024	27.1	3.4
2025	23.1	3.4
2026	17.9	3.3
Thereafter	59.2	3.6
Total remaining lease payments (undiscounted)	197.9	23.5
Less: imputed interest	33.0	2.2
Present value of lease liabilities	$164.9	$21.2

Supplemental balance sheet information related to leases (in millions):

		December 31,
	Classification	2021	2020
Assets:
Operating lease assets	Identifiable intangible and other non-current assets	$150.6	$140.8
Finance lease assets	Property and equipment, net	$20.2	$17.4

Liabilities:
Operating lease liability - current	Accrued expenses and other current liabilities	$31.1	$33.2
Operating lease liability - long-term	Other long-term liabilities	$133.8	$124.3
Finance lease liability - current	Current maturities of long-term debt	$4.6	$3.8
Finance lease liability - long-term	Long-term debt	$16.6	$14.4
Other information related to leases:

	December 31,
	2021	2020
Weighted average remaining lease term of finance leases (in years)	5.6	5.6
Weighted average remaining lease term of operating leases (in years)	6.9	6.6
Weighted average discount rate of finance leases	3.4%	3.3%
Weighted average discount rate of operating leases	5.2%	5.6%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$0.7	$0.6
Operating cash flows from operating leases	$44.8	$49.9
Financing cash flows from finance leases	$4.5	$4.3
Noncash investing and financing lease activities (in millions):
Right of use assets obtained in exchange for new operating lease liability	$45.9	$38.9
Right of use assets obtained in exchange for new finance lease liability	$6.8	$4.1

16. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to World Fuel	$73.7	$109.6	$178.9
Denominator:
Weighted average common shares for basic earnings per common share(1)	62.9	63.7	66.1
Effect of dilutive securities	0.4	0.3	0.4
Weighted average common shares for diluted earnings per common share	63.3	64.0	66.5
Basic earnings (loss) per common share	$1.17	$1.72	$2.71
Diluted earnings (loss) per common share	$1.16	$1.71	$2.69
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.5	3.0	1.4
(1)On January 3, 2022, an additional 1.8 million shares of common stock were issued as part of the total consideration transferred for the acquisition of Flyers. See Note 3. Acquisitions and Divestitures for additional information.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2022.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2022.

Signature	Title
/s/ MICHAEL J. KASBAR	Chairman, President and Chief Executive Officer
Michael J. Kasbar	(Principal Executive Officer)

/s/ IRA M. BIRNS	Executive Vice President and Chief Financial Officer
Ira M. Birns	(Principal Financial Officer)

/s/ JOSE-MIGUEL TEJADA	Senior Vice President and Chief Accounting Officer
Jose-Miguel Tejada	(Principal Accounting Officer)

/s/ KEN BAKSHI	Director
Ken Bakshi

/s/ JORGE L. BENITEZ	Director
Jorge L. Benitez

/s/ SHARDA CHERWOO	Director
Sharda Cherwoo

/s/ RICHARD A. KASSAR	Director
Richard A. Kassar

/s/ JOHN L. MANLEY	Director
John L. Manley

/s/ STEPHEN K. RODDENBERRY	Director
Stephen K. Roddenberry

/s/ JILL B. SMART	Director
Jill B. Smart

/s/ PAUL H. STEBBINS	Director
Paul H. Stebbins