Form 10-Q
period 2022-03-31
WORLD FUEL SERVICES CORP
filed 2022-04-29
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 63,015,413 shares of common stock, par value $0.01 per share, issued and outstanding as of April 22, 2022.

Part I — Financial Information
Item 1.     Financial Statements
WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	March 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$266.2	$652.2
Accounts receivable, net of allowance for credit losses of $17.2 million and $26.1 million as of March 31, 2022 and December 31, 2021, respectively	3,510.2	2,355.3
Inventories	680.5	477.9
Prepaid expenses	59.3	59.2
Short-term derivative assets, net	293.8	169.2
Other current assets	215.3	305.9
Total current assets	5,025.3	4,019.7
Property and equipment, net	473.9	348.9
Goodwill	1,244.6	861.9
Identifiable intangible assets, net	369.5	189.1
Other non-current assets	854.7	522.8
Total assets	$7,968.0	$5,942.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$15.0	$30.6
Accounts payable	3,447.5	2,399.6
Short-term derivative liabilities, net	317.1	168.4
Customer deposits	234.9	205.5
Accrued expenses and other current liabilities	398.0	292.7
Total current liabilities	4,412.5	3,096.7
Long-term debt	869.1	478.1
Non-current income tax liabilities, net	208.4	213.9
Other long-term liabilities	532.5	236.8
Total liabilities	6,022.6	4,025.6
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 63.0 and 61.7 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	0.6	0.6
Capital in excess of par value	206.7	168.1
Retained earnings	1,899.4	1,880.6
Accumulated other comprehensive income (loss)	(165.4)	(136.7)
Total World Fuel shareholders' equity	1,941.4	1,912.7
Noncontrolling interest	4.1	4.1
Total equity	1,945.5	1,916.8
Total liabilities and equity	$7,968.0	$5,942.4
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenue	$12,382.0	$5,957.9
Cost of revenue	12,151.1	5,766.3
Gross profit	230.9	191.6
Operating expenses:
Compensation and employee benefits	114.9	92.5
General and administrative	74.7	59.4
Restructuring charges	—	2.1
Total operating expenses	189.6	154.0
Income from operations	41.3	37.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(14.3)	(8.7)
Other income (expense), net	5.7	(1.2)
Total non-operating income (expense), net	(8.7)	(10.0)
Income (loss) before income taxes	32.6	27.6
Provision for income taxes	6.4	8.8
Net income (loss) including noncontrolling interest	26.3	18.8
Net income (loss) attributable to noncontrolling interest	(0.1)	—
Net income (loss) attributable to World Fuel	$26.3	$18.9
Basic earnings (loss) per common share	$0.42	$0.30
Basic weighted average common shares	63.4	63.0
Diluted earnings (loss) per common share	$0.41	$0.30
Diluted weighted average common shares	63.7	63.6
Comprehensive income:
Net income (loss) including noncontrolling interest	$26.3	$18.8
Other comprehensive income (loss):
Foreign currency translation adjustments	(9.4)	(4.0)
Cash flow hedges, net of income tax expense (benefit) of ($7.0) and $5.6 for the three months ended March 31, 2022 and 2021, respectively	(19.3)	16.4
Total other comprehensive income (loss)	(28.7)	12.4
Comprehensive income (loss) including noncontrolling interest	(2.4)	31.2
Comprehensive income (loss) attributable to noncontrolling interest	(0.1)	—
Comprehensive income (loss) attributable to World Fuel	$(2.3)	$31.2
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	$0.6	$206.7	$1,899.4	$(165.4)	$1,941.4	$4.1	$1,945.5

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	$0.6	$210.8	$1,848.3	$(120.3)	$1,939.5	$3.5	$1,943.0

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$26.3	$18.8
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	27.2	19.8
Provision for credit losses	2.0	3.6
Share-based payment award compensation costs	3.7	8.7
Deferred income tax expense (benefit)	(4.0)	(6.8)
Foreign currency (gains) losses, net	(3.7)	(12.9)
Other	(16.9)	(5.5)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(1,051.3)	(438.8)
Inventories	(140.6)	11.0
Prepaid expenses	3.1	(3.0)
Short-term derivative assets, net	(210.6)	77.3
Other current assets	72.3	69.3
Cash collateral with counterparties	56.3	(4.4)
Other non-current assets	(108.9)	(4.0)
Accounts payable	996.7	394.3
Customer deposits	31.5	(22.8)
Accrued expenses and other current liabilities	158.3	0.8
Non-current income tax, net and other long-term liabilities	86.6	(1.8)
Total adjustments	(98.3)	84.6
Net cash provided by (used in) operating activities	(72.0)	103.4
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(639.4)	—
Capital expenditures	(16.7)	(2.0)
Other investing activities, net	(1.3)	(0.6)
Net cash provided by (used in) investing activities	(657.3)	(2.7)
Cash flows from financing activities:
Borrowings of debt	1,745.8	0.2
Repayments of debt	(1,369.7)	(4.5)
Dividends paid on common stock	(7.4)	(6.1)
Repurchases of common stock	(13.7)	—
Other financing activities, net	(11.3)	(10.4)
Net cash provided by (used in) financing activities	343.7	(20.8)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	(3.5)
Net increase (decrease) in cash and cash equivalents	(386.0)	76.5
Cash and cash equivalents, as of the beginning of the period	652.2	658.8
Cash and cash equivalents, as of the end of the period	$266.2	$735.3
Supplemental Schedule of Noncash Investing and Financing Activities:
Cash dividends declared, but not yet paid, were $7.6 million and $7.5 million for the three months ended March 31, 2022 and 2021, respectively.
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
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2021 Annual Report on Form 10-K ("2021 10-K Report"). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2021 10-K Report. Certain amounts in the Condensed Consolidated Financial Statements and accompanying Notes may not add due to rounding; however, all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to the current presentation.
COVID-19
Throughout 2020 and 2021, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular. Many of our customers in these industries, especially commercial airlines, have experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has begun to improve in various regions, activity in certain parts of the world continues to be negatively impacted by travel restrictions and other quarantine mandates.
New Accounting Standards
Adoption of New Accounting Standards
During 2022, there have been no accounting standards that, upon adoption, had a material impact on the Company's unaudited Condensed Consolidated Financial Statements or processes.
Accounting Standards Issued but Not Yet Adopted
There have been no recently issued accounting standards not yet adopted by us which are expected, upon adoption, to have a material impact on the Company’s Consolidated Financial Statements or processes.

Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2021 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2021 10-K Report.
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
We had accounts receivable of $3.5 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.0 million and $29.8 million, as of March 31, 2022 and December 31, 2021, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2022 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information, including the continued global recovery from the pandemic. Write-offs of uncollectible receivables during the three months ended March 31, 2022 resulted from pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of March 31, 2022, 96% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Three Months Ended March 31,
	2022	2021
Balance as of January 1,	$29.8	$57.3
Charges to allowance for credit losses	2.0	3.6
Write-off of uncollectible receivables	(11.3)	(13.8)
Recoveries of credit losses	0.3	0.4
Translation adjustments	0.2	—
Balance as of March 31,	$21.0	$47.5
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
During the three months ended March 31, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $2.6 billion and $2.0 billion, respectively, and paid fees of $5.5 million and $4.4 million, respectively.
3. Acquisitions
2022 Acquisition
On October 28, 2021, we entered into a definitive agreement (the "Purchase Agreement") to acquire all of the outstanding equity interest in Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels.

The acquisition closed on January 3, 2022 for total estimated consideration of $792.2 million, subject to customary adjustments relating to net working capital, indebtedness and transaction expenses. At closing, $642.7 million, inclusive of $19.7 million for estimated net working capital adjustments, was paid in cash and, at the election of the Company, $50.0 million was satisfied through the delivery of 1,768,034 shares of the Company's common stock at a price of $28.28 per share. The remaining $100.0 million was held back to satisfy potential indemnification and other obligations of the seller, with one-half to be released on the first and second anniversary of the closing of the acquisition, in each case subject to reduction in respect to amounts claimed under the Purchase Agreement. The total purchase consideration also includes a receivable of $0.5 million from the seller for the estimated working capital adjustment.
The acquisition was accounted for as a business combination and is reported in the land segment. We are in the process of obtaining information to identify and measure all assets acquired and liabilities assumed. The following preliminary purchase price allocation was estimated based on the information obtained to date and is expected to be completed in 2022. The following table summarizes the estimated fair value of the aggregate consideration, and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in millions):

Total
Consideration:
Cash paid	$642.7
Estimated working capital adjustment receivable from seller	(0.5)
Common stock issued to seller	50.0
Amount due to sellers	100.0
Total fair value of consideration	$792.2

Assets acquired and liabilities assumed:
Cash	$3.3
Accounts receivable	109.2
Inventory	50.9
Property, plant and equipment	126.6
Identifiable intangible assets subject to amortization (1)	162.9
Identifiable intangible assets not subject to amortization (2)	29.3
Accounts payable	(38.0)
Other assets and liabilities, net (3)	(39.0)
Net identifiable assets acquired	405.1
Goodwill (4)	387.1
Net assets acquired	$792.2
(1)Identifiable intangible assets subject to amortization primarily consist of customer and network relationships and other identifiable assets which will be amortized over a weighted average life of 11.6 years.
(2)Identifiable intangible assets not subject to amortization include trademarks and trade names acquired.
(3)Includes the recognition of right of use assets of $45.0 million and lease liabilities of $46.0 million.
(4)Goodwill is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our land segment. We anticipate that all of the goodwill assigned to the land segment will be deductible for tax purposes.
Total revenue and income before income taxes of Flyers included in the Company's Condensed Consolidated Statement of Income for the period from the date of acquisition through March 31, 2022 were $752.5 million and $18.1 million, respectively.

The following presents unaudited pro forma combined financial information of the Company for the three months ended March 31, 2021 as if the acquisition of Flyers had been completed on January 1, 2021 (in millions, except per share data):

(unaudited)	Three Months Ended March 31, 2021
Revenue	$6,335.6
Net income attributable to World Fuel	$20.2
The unaudited pro forma combined financial information was based on the historical financial information of World Fuel and Flyers and includes (i) incremental amortization expense to be incurred based on the preliminary fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the incremental borrowings under our Credit Facility to finance the acquisition; (iii) nonrecurring transaction costs recognized in connection with the transaction; and (iv) the tax effect of the pro forma adjustments as well as the recognition of income tax expense associated with Flyers' historical statements, calculated using statutory tax rates, as Flyers was comprised of limited liability companies not subject to federal and state income taxes prior to the acquisition. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
2021 Acquisition
On October 1, 2021, we completed the acquisition of a liquid fuel business which services business and residential customers for a total purchase price of $41.4 million. The transaction was accounted for as a business combination and is reported in our land segment.
4. Goodwill
The following table provides information regarding changes in goodwill during the three months ended March 31, 2022 and 2021 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2021	$400.1	$461.8	$861.9
2022 acquisition (1)	—	387.1	387.1
Foreign currency translation of non-USD functional currency subsidiary goodwill	(0.8)	(3.5)	(4.3)
As of March 31, 2022	$399.3	$845.4	$1,244.6
(1)See Note 3. Acquisitions for additional information.
5. Derivative Instruments
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

With the exception of the interest rate swap agreement, which matures in March 2025, the majority of our derivative contracts are expected to settle within the next year. The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	March 31, 2022
Commodity contracts
Long	BBL	55.2
Short	BBL	(51.6)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(301.9)
Buy U.S. dollar, sell other currencies	USD	536.9

Interest rate contracts
Interest rate swap	USD	300.0
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
	Condensed Consolidated Balance Sheets Location	March 31,	December 31,	March 31,	December 31,
Derivative Instruments		2022	2021	2022	2021
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$13.6	$1.8	$12.4	$9.7
	Short-term derivative liabilities, net	0.4	0.1	1.4	0.4

Interest rate contracts	Short-term derivative assets, net	3.7	—	—	—
	Other non-current assets	13.3	5.4	—	—
	Short-term derivative liabilities, net	—	—	—	0.3
Total derivatives designated as hedging instruments		31.1	7.3	13.8	10.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	880.7	516.3	542.6	337.5
	Other non-current assets	270.8	112.2	116.2	27.6
	Short-term derivative liabilities, net	211.6	117.6	529.8	286.6
	Other long-term liabilities	51.8	15.5	192.5	82.1

Foreign currency contracts	Short-term derivative assets, net	2.2	3.8	0.6	1.7
	Other non-current assets	0.2	0.1	0.1	—
	Short-term derivative liabilities, net	5.3	0.8	11.1	2.6
Total derivatives not designated as hedging instruments		1,422.7	766.3	1,392.9	738.1
Total derivatives		$1,453.8	$773.6	$1,406.8	$748.5
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 8. Fair Value Measurements.

The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Inventory	$77.5	$59.3	$14.6	$0.6
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	March 31, 2022			March 31, 2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$12,382.0	$12,151.1	$14.3	$5,957.9	$5,766.3	$11.1
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	28.6	—	—	12.0	—
Derivatives designated as hedging instruments	—	(41.2)	—	—	(8.4)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(33.0)	—	—	(11.7)	21.0	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(0.3)	—	—	(0.2)
Total amount of income and expense line items excluding the impact of hedges	$12,415.0	$12,138.6	$14.0	$5,969.6	$5,791.0	$10.8
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended March 31,
	Location	2022	2021
Commodity contracts	Revenue	$(75.3)	$(76.8)
Commodity contracts	Cost of revenue	$1.4	$7.2
For the three months ended March 31, 2022 and 2021, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of March 31, 2022, on a pre-tax basis, $47.3 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) as a decrease to Revenue related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended March 31,
	2022	2021
Commodity contracts (Revenue)	$(52.7)	$(62.8)
Commodity contracts (Cost of revenue)	—	84.6
Interest rate contracts (Interest expense and other financing costs, net)	8.6	3.6
Total gain (loss)	$(44.1)	$25.5

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended March 31,
	Location	2022	2021
Commodity contracts	Revenue	$(24.6)	$(11.7)
Commodity contracts	Cost of revenue	—	21.0
Interest rate contracts	Interest expense and other financing costs, net	(0.2)	(0.2)
Total gain (loss)		$(24.8)	$9.1
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended March 31,
Derivative Instruments - Non-designated	Location	2022	2021
Commodity contracts	Revenue	$76.9	$(303.8)
	Cost of revenue	(6.4)	313.0
		70.5	9.2
Foreign currency contracts	Revenue	(0.6)	0.4
	Other (expense), net	(2.3)	3.3
		(2.9)	3.7
Total gain (loss)		$67.6	$12.9
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

	March 31, 2022	December 31, 2021
Net derivative liability positions with credit contingent features	$11.0	$3.3
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$11.0	$3.3
As of March 31, 2022 and December 31, 2021, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.

6. Debt, Interest Income, Expense, and Other Finance Costs
Credit Facility
On April 1, 2022, the Company entered into Amendment No. 8 to Fourth Amended and Restated Credit Agreement (the "Amendment") to: (i) increase the revolving credit facility to $1.5 billion; (ii) provide a new term loan of $500 million, thereby increasing the total borrowing capacity under the credit facility to $2.0 billion; (iii) modify the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iv) extend the maturity to April 1, 2027; and (v) modify certain financial and other covenants to provide greater operating flexibility.
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	March 31, 2022	December 31, 2021
Credit Facility	$424.8	$—
Term loans	436.7	484.1
Finance leases	19.5	21.2
Other	3.2	3.3
Total debt	884.2	508.7
Less: Current maturities of long-term debt and finance leases (1)	15.0	30.6
Long-term debt	$869.1	$478.1
(1)Current maturities as of March 31, 2022 reflect the terms of the Credit Facility amendment effective April 1, 2022 as discussed above.
Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended March 31,
	2022	2021
Interest income	$2.5	$2.3
Interest expense and other financing costs	(16.8)	(11.1)
Interest expense and other financing costs, net	$(14.3)	$(8.7)
7. Shareholders' Equity
Cash Dividends
During the three months ended March 31, 2022, the Company's Board of Directors declared quarterly cash dividends of $0.12 per common share representing $7.6 million in total dividends, which were paid on April 8, 2022. During the three months ended March 31, 2021, the Company's Board of Directors declared quarterly cash dividends of $0.12 per common share representing $7.5 million in total dividends, which were paid on April 9, 2021.

Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss), consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

Balance as of	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(9.4)	(44.1)	(53.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24.8	24.8
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of March 31, 2022	$(143.4)	$(22.0)	$(165.4)

Balance as of January 1, 2021	$(120.3)	$(12.3)	$(132.6)
Other comprehensive income (loss) before reclassifications	(4.0)	25.5	21.5
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9.1)	(9.1)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of March 31, 2021	$(124.3)	$4.0	$(120.3)
8. Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$873.0	$547.9	$8.1	$1,429.0
Interest rate contract	—	17.0	—	17.0
Foreign currency contracts	—	7.7	—	7.7
Cash surrender value of life insurance	—	14.8	—	14.8
Total assets at fair value	$873.0	$587.4	$8.1	$1,468.5

Liabilities:
Commodities contracts	$598.5	$790.7	$5.8	$1,395.0
Foreign currency contracts	—	11.8	—	11.8
Total liabilities at fair value	$598.5	$802.5	$5.8	$1,406.8

	Fair Value Measurements as of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$513.3	$247.6	$2.6	$763.5
Interest rate contract	—	5.4	—	5.4
Foreign currency contracts	—	4.7	—	4.7
Cash surrender value of life insurance	—	14.6	—	14.6
Total assets at fair value	$513.3	$272.3	$2.6	$788.3

Liabilities:
Commodities contracts	$361.5	$378.6	$3.8	$743.9
Interest rate contract	—	0.3	—	0.3
Foreign currency contracts	—	4.3	—	4.3
Total liabilities at fair value	$361.5	$383.2	$3.8	$748.5
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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of March 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,429.0	$937.2	$491.8	$70.1	$—	$421.7
Interest rate contract	17.0	—	17.0	—	—	17.0
Foreign currency contracts	7.7	6.0	1.7	—	—	1.7
Total assets at fair value	$1,453.8	$943.3	$510.5	$70.1	$—	$440.5

Liabilities:
Commodities contracts	$1,395.0	$937.2	$457.8	$7.4	$—	$450.3
Foreign currency contracts	11.8	6.0	5.8	—	—	5.8
Total liabilities at fair value	$1,406.8	$943.3	$463.5	$7.4	$—	$456.1

	Fair Value as of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$763.5	$513.1	$250.4	$7.6	$—	$242.8
Interest rate contract	5.4	—	5.4	—	—	5.4
Foreign currency contracts	4.7	2.6	2.1	—	—	2.1
Total assets at fair value	$773.6	$515.6	$258.0	$7.6	$—	$250.4

Liabilities:
Commodities contracts	$743.9	$513.1	$230.8	$3.2	$—	$227.7
Interest rate contract	0.3	—	0.3	—	—	0.3
Foreign currency contracts	4.3	2.6	1.7	—	—	1.7
Total liabilities at fair value	$748.5	$515.6	$232.8	$3.2	$—	$229.7
At March 31, 2022 and December 31, 2021, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2022, one of our counterparties with a total exposure of $81.5 million represented over 10% of our credit exposure to OTC derivative counterparties.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of March 31, 2022 and December 31, 2021, respectively. The Flyers assets acquired and liabilities assumed were measured and recorded at their acquisition date fair values during the three months ended March 31, 2022 as discussed in Note 3. Acquisitions.

9. Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended March 31,
	2022	2021
Aviation	$225.3	$121.4
Land	48.6	5.6
Marine	1,145.4	718.8
Asia Pacific	1,419.3	845.7

Aviation	641.9	266.9
Land	1,038.4	609.9
Marine	831.0	487.2
EMEA	2,511.3	1,363.9

Aviation	953.2	349.1
Land	198.4	122.7
Marine	278.6	125.6
LATAM	1,430.1	597.3

Aviation	3,291.8	1,431.3
Land	3,049.6	1,460.5
Marine	559.4	255.6
North America	6,900.8	3,147.4

Other revenues (excluded from ASC 606) (1)	120.5	3.5

Total revenue	$12,382.0	$5,957.9
(1)     Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of March 31, 2022 and December 31, 2021, the contract assets and contract liabilities recognized by the Company were not material.
10. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended March 31,
	2022	2021
Income tax provision	$6.4	$8.8
Effective income tax rate	19.5%	31.8%

Our provision for income taxes for the three months ended March 31, 2022 includes a discrete income tax benefit of $1.2 million, net which relates to a tax benefit of $4.1 million for the remeasurement of an uncertain tax position, a tax expense of $2.0 million for changes related to our state apportionment factors and state net operating loss positions, and a tax expense of $0.8 million related to other worldwide adjustments. For the three months ended March 31, 2021, our provision for income taxes included a discrete income tax benefit of $1.2 million, net of which $1.6 million related to a tax adjustment for the final purchase price allocation on the sale of the MultiService payment solutions business ("MSTS").
Our income tax provisions for the three months ended March 31, 2022 and 2021 were calculated based on the estimated annual effective income tax rates for the 2022 and 2021 years, respectively. The actual effective income tax rate for the 2022 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these are in Denmark for the 2013 - 2019 tax years, South Korea for the 2011 - 2014 tax years, and the U.S. for the 2019 tax year. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018 and was notified in March 2021 that its 2016 - 2019 tax years were also under examination. Through the three months ended March 31, 2022, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial and a proposed tax assessment for the 2015 tax year of approximately $14.3 million (DKK 96.1 million). In April 2022, we received a proposed tax assessment for the 2016 and 2017 tax years of approximately $19.9 million (DKK 133.8 million) and $23.1 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In March 2022, we received a proposed settlement for the 2011-2014 tax years of the Korean branch of one of our subsidiaries related to income tax assessment notices received in 2017 totaling $9.3 million (KRW 11.3 billion) and revised in 2021 to $8.8 million (KRW 10.6 billion). The proposed settlement reduces the total South Korean assessment for the 2011 - 2014 tax years to approximately $1.6 million (KRW 2.0 billion), including tax, interest, and penalties. We agreed to the settlement on April 25, 2022 and anticipate ultimately resolving the audit in 2022.
The U.S. IRS examination for our 2019 tax year began in February 2022 and we are currently responding to information requests. In March 2022, we accepted and agreed to the remaining notices of proposed assessment received from the IRS in December 2021 for our 2017 and 2018 tax years. These assessments did not have a material impact on our income tax or financial results and no additional proposed assessments are expected for the 2017 and 2018 years.
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
11. Business Segments
We operate in three reportable segments consisting of aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers (businesses and governmental) and the products and services provided to those customers. As discussed in Note 3. Acquisitions, Flyers is reported as part of our land segment subsequent to the acquisition on January 3, 2022. We use Income from operations as our primary measure of profit as we believe it is the most meaningful measure to allocate resources and assess the performance or our segments.

Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended March 31,
Revenue:	2022	2021
Aviation segment	$5,010.5	$2,095.0
Land segment	4,380.8	2,188.2
Marine segment	2,990.6	1,674.7
Total revenue	$12,382.0	$5,957.9

Income from operations:
Aviation segment	$7.5	$23.0
Land segment	33.4	32.8
Marine segment	23.1	6.4
Corporate overhead - unallocated	(22.8)	(24.5)
Total income from operations	$41.3	$37.6
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	March 31, 2022	December 31, 2021
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $9.6 and $18.4 as of March 31, 2022 and December 31, 2021, respectively	$1,339.9	$972.9
Land segment, net of allowance for credit losses of $4.6 and $3.8 as of March 31, 2022 and December 31, 2021, respectively	1,096.4	664.7
Marine segment, net of allowance for credit losses of $3.0 and $3.9 as of March 31, 2022 and December 31, 2021, respectively	1,073.9	717.7
Total accounts receivable, net	$3,510.2	$2,355.3

Total assets:
Aviation segment	$2,719.5	$2,305.6
Land segment	3,516.1	2,106.1
Marine segment	1,403.7	1,022.7
Corporate	328.7	507.9
Total assets	$7,968.0	$5,942.4

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2022	2021
Numerator:
Net income attributable to World Fuel	$26.3	$18.9
Denominator:
Weighted average common shares for basic earnings per common share	63.4	63.0
Effect of dilutive securities	0.3	0.6
Weighted average common shares for diluted earnings per common share	63.7	63.6
Basic earnings (loss) per common share	$0.42	$0.30
Diluted earnings (loss) per common share	$0.41	$0.30
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.5	1.1
13. Commitments and Contingencies
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts under controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $28.2 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessment primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $12.6 million (BRL 59.6 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of March 31, 2022, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2021 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 - Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 - Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A - Risk Factors of our 2021 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) the effectiveness of our initiatives to reduce cost, improve liquidity and increase efficiencies, as well as the impact of such initiatives on our business, (iii) growth strategies and our working capital, liquidity, capital expenditure requirements, (iv) the expected benefit of our land segment restructuring and its ability to create efficiencies and allow for greater scalability and quicker integration of new businesses to capture synergies, (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vi) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, (vii) estimates regarding the financial impact of our derivative contracts, and (viii) the ultimate impact of the coronavirus pandemic, or COVID-19, and related travel restrictions on us and our customers, including our expectations about demand, volume, profitability and the impact of fuel prices. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•adverse conditions in the industries in which our customers operate;
•sudden changes in the market price of fuel or extremely high or low fuel prices that continue for an extended period of time;
•our ability to effectively integrate and derive benefits from acquired businesses;
•our inability to effectively mitigate certain financial risks and other risks associated with derivatives and our physical fuel products;
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
•increases in interest rates;
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
•the outcome of litigation and other proceedings, including the costs associated in defending any actions; and
•other risks, including those described in Item 1A - Risk Factors in our 2021 10-K Report, and those described from time to time in our other filings with the SEC.

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
Business Overview
We are a leading global fuel services company, principally engaged in the distribution of fuel and related products and services in the aviation, land and marine transportation industries. In recent years, we have expanded our product and service offerings to include energy advisory services, sustainability and renewable energy solutions, as well as supply fulfillment for natural gas and power to commercial, industrial and government customers. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. We believe that we can have a significant impact on advancing the energy transition to lower carbon alternatives through expanding our portfolio of energy solutions and providing customers with greater access to sustainably sourced energy as well as mechanisms to compensate for residual emissions in the near term.
COVID-19
Throughout 2020 and 2021, the COVID-19 pandemic had a significant impact on the global economy as a whole, and the transportation industries in particular. Many of our customers in these industries, especially commercial airlines, experienced a substantial decline in business activity arising from the various measures enacted by governments around the world to contain the spread of the virus. While travel and economic activity has been improving recently in various regions, activity in certain parts of the world continues to be negatively impacted by travel restrictions and other quarantine mandates. For additional discussion on the risks relating to the pandemic, see Item 1A - Risk Factors in our 2021 10-K Report.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1. Business in our 2021 10-K. Selected financial information with respect to our business segments is provided in Note 11. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold for strategic reasons at certain locations. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, depending on market pricing dynamics we may experience negative impacts on our results, particularly in a market pricing environment experiencing severe backwardation, where oil futures forward prices trade at lower levels than the current market price. Our results of operations in our aviation segment have been significantly affected during the last two fiscal years by the effects of the COVID-19 pandemic, as well as the withdrawal of the troops in Afghanistan by the U.S. and NATO that concluded in the third quarter of 2021. However, the gradual relaxation of global travel restrictions in conjunction with higher vaccination distribution and lower COVID-19 case rates has contributed to a substantial recovery in global aviation volumes as compared to pre-pandemic levels.

Land Segment
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, serving to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the U.S. In addition, to participate in accelerating the energy transition, we continue to focus on the expansion of our sustainability offerings, which include consulting, renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core business activities, we have also divested of certain businesses and focused on investing in businesses that we believe will drive enhanced operating efficiencies and generate long-term shareholder value. With the addition of Flyers' operations we acquired in January 2022, we believe our expanded national platform will continue to accelerate the delivery of value-added solutions to commercial and industrial customers across the United States. See Note 3. Acquisitions for additional information. Finally, our results of operations in our land segment can be significantly affected by market volatility and weather conditions. In periods where we experience historically extreme or unseasonable weather conditions, demand for our products may be affected, both positively and negatively. In addition, our land segment also similarly benefited from sales to NATO in Afghanistan in recent years, however, such activity materially declined and ultimately concluded in 2021 in connection with the withdrawal of the U.S. and NATO troops in the area.
Marine Segment
Our marine segment has traditionally benefited from fuel price volatility, supply uncertainty, and a constrained credit environment. Through much of 2019 and into early 2020, we experienced improved profitability in our marine segment due to higher average fuel prices, combined with our heightened focus on cost management and the continued reshaping of our business portfolio. In addition, the IMO 2020 regulations resulted in certain supply imbalances and price volatility which positively impacted our operating results in those periods. Beginning in the latter part of the first quarter of 2020 and continuing through 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. The recent increase in global oil prices and related volatility experienced in the first quarter of 2022 contributed to the improvement in marine segment profitability.

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions):

	For the Three Months Ended March 31,
	2022	2021
Revenue	$12,382.0	$5,957.9
Cost of revenue	12,151.1	5,766.3
Gross profit	230.9	191.6
Operating expenses:
Compensation and employee benefits	114.9	92.5
General and administrative	74.7	59.4
Restructuring charges	—	2.1
Total operating expenses	189.6	154.0
Income from operations	41.3	37.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(14.3)	(8.7)
Other income (expense), net	5.7	(1.2)
Total non-operating income (expense), net	(8.7)	(10.0)
Income (loss) before income taxes	32.6	27.6
Provision for income taxes	6.4	8.8
Net income (loss) including noncontrolling interest	26.3	18.8
Net income (loss) attributable to noncontrolling interest	(0.1)	—
Net income (loss) attributable to World Fuel	$26.3	$18.9

Basic earnings (loss) per common share	0.42	0.30

Diluted earnings (loss) per common share	0.41	0.30
Revenue. Our consolidated revenue for the three months ended March 31, 2022 was $12.4 billion, an increase of $6.4 billion, or 108%, compared to the three months ended March 31, 2021, due to higher prices and increased volumes our aviation, land, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended March 31, 2022 was $230.9 million, an increase of $39.4 million, or 21%, compared to the three months ended March 31, 2021, attributable to increased gross profit of $30.3 million and $21.5 million in the land and marine segments, respectively, partially offset by a decrease of $12.5 million in the aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended March 31, 2022 were $189.6 million, an increase of $35.7 million, or 23%, compared to the three months ended March 31, 2021. The increase in operating expenses was partially attributable to the addition of Flyers' operating expenses of $18.4 million, as well as increased compensation and employee benefit costs, together with higher general and administrative costs associated with more normalized levels of business activity.
Non-Operating Income (Expense), net. For the three months ended March 31, 2022, we had net non-operating expense of $8.7 million compared to net non-operating expense of $10.0 million the three months ended March 31, 2021. The decrease of $1.3 million was primarily attributable to equity in earnings and foreign currency gains, partially offset by an increase in interest expense of $5.6 million primarily driven by incremental borrowings during the three months ended March 31, 2022 related to the Flyers acquisition.
Income Taxes. Our income tax provision was $6.4 million for the three months ended March 31, 2022, compared to an income tax provision of $8.8 million for the three months ended March 31, 2021. The decrease of $2.4 million was primarily attributable to differences in the results of our subsidiaries in tax jurisdictions with different tax rates. See Note 10. Income Taxes for additional information.

Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2022	2021	Change
Revenue	$5,010.5	$2,095.0	$2,915.5

Gross profit	$64.2	$76.7	$(12.5)
Operating expenses	56.7	53.7	3.0
Income from operations	$7.5	$23.0	$(15.5)

Operational metrics:
Aviation segment volumes (gallons)	1,655.4	1,143.4	512.1
Aviation segment average price per gallon	$2.91	$1.72	$1.20
Revenues in our aviation segment were $5.0 billion for the three months ended March 31, 2022, an increase of $2.9 billion, or 139%, compared to the three months ended March 31, 2021. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 70% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of the rise in global oil prices. Total aviation volumes increased by 512.1 million gallons, or 45%, to 1.7 billion gallons as global travel restrictions eased and demand for air travel continued to recover.
Our aviation segment gross profit for the three months ended March 31, 2022 was $64.2 million, a decrease of $12.5 million, or 16%, compared to the three months ended March 31, 2021. The decrease in gross profit was primarily attributable to inventory losses driven by significant price volatility and backwardation during the three months ended March 31, 2022 and the reduction in our government-related activity in Afghanistan as a result of the military withdrawal which concluded during the third quarter of 2021, partially offset by increased volumes from the continued recovery in demand for air travel.
Income from operations in our aviation segment for the three months ended March 31, 2022 was $7.5 million, a decrease of $15.5 million, or 67%, compared to the three months ended March 31, 2021. In addition to the decrease in gross profit discussed above, income from operations was also impacted by a $3.0 million increase in operating expenses. The increase in operating expenses was driven by higher general and administrative costs, such as employee travel and professional fees, as business activity resumed to more normalized levels.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2022	2021	Change
Revenue	$4,380.8	$2,188.2	$2,192.7

Gross profit	$119.8	$89.5	$30.3
Operating expenses	86.4	56.7	29.7
Income from operations	$33.4	$32.8	$0.6

Operational metrics:
Land segment volumes (gallons)	1,582.6	1,303.0	279.5
Land segment average price per gallon	$2.77	$1.68	$1.09
Revenues in our land segment were $4.4 billion for the three months ended March 31, 2022, an increase of $2.2 billion, or 100%, compared to the three months ended March 31, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon, or gallon equivalent sold, increased by 65% in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 as a result of the rise in global oil prices. Total volumes increased by 279.5 million, or 21%, to 1.6 billion gallons or gallon equivalents in the three months ended March 31, 2022 compared to the three months ended March 31, 2021, primarily due to the acquisition of Flyers in January 2022.

Our land segment gross profit for the three months ended March 31, 2022 was $119.8 million, an increase of $30.3 million, or 34%, compared to the three months ended March 31, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $36.1 million in the three months ended March 31, 2022, partially offset by the reduction in our government-related activity in Afghanistan as well as a decline in our natural gas activities relative to the exceptional results during the three months ended March 31, 2021, which benefited from extreme weather conditions.
In our land segment, income from operations for the three months ended March 31, 2022 was $33.4 million, an increase of $0.6 million, or 2%, compared to the three months ended March 31, 2021. The increase in income from operations attributable to Flyers of $17.6 million during the three months ended March 31, 2022 was partially offset by the reductions in gross profit discussed above, as well as increased operating expenses driven by higher compensation and employee benefit costs, as described under Consolidated Results of Operations above.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended March 31,
	2022	2021	Change
Revenue	$2,990.6	$1,674.7	$1,315.9

Gross profit	$47.0	$25.4	$21.5
Operating expenses	23.8	19.1	4.7
Income from operations	$23.1	$6.4	$16.8

Operational metrics:
Marine segment volumes (metric tons)	4.7	4.2	0.5
Marine segment average price per metric ton	$637.61	$395.65	$241.96
Revenues in our marine segment were $3.0 billion for the three months ended March 31, 2022, an increase of $1.3 billion, or 79%, compared to the three months ended March 31, 2021. The increase in revenue was principally driven by a 61% increase in the average price per metric ton of bunker fuel sold in the three months ended March 31, 2022 compared to the three months ended March 31, 2021. In addition, total volumes increased by 0.5 million metric tons, or 11%, to 4.7 million metric tons in the three months ended March 31, 2022 compared to the three months ended March 31, 2021.
Our marine segment gross profit for the three months ended March 31, 2022 was $47.0 million, an increase of $21.5 million, or 85%, compared to the three months ended March 31, 2021. The increase in gross profit was principally attributable to the impact of the rise in global oil prices and the resulting constrained credit environment.
Our marine segment income from operations for the three months ended March 31, 2022 was $23.1 million, an increase of $16.8 million, or 264%, compared to the three months ended March 31, 2021, driven by the increase in gross profit, partially offset by a $4.7 million increase in operating expenses largely driven by increased compensation and employee benefit costs as described in Consolidated Results of Operations above.
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
Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2022 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Credit Facility and Term Loans. On April 1, 2022, we entered into Amendment No. 8 to Fourth Amended and Restated Credit Agreement (the "Amendment") to amend certain terms and conditions of our Credit Facility, including: (i) increasing the revolving credit facility to $1.5 billion; (ii) providing a new term loan of $500 million, thereby increasing the total borrowing capacity under the credit facility to $2.0 billion; (iii) modifying the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iv) extending the maturity to April 1, 2027; and (v) modifying certain financial and other covenants to provide greater operating flexibility. Our availability under our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our adjusted consolidated earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA") for the four immediately preceding fiscal quarters. The Credit Facility generally limits the total amount of indebtedness we may incur to not more than 4.75 to 1.
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
Receivables Purchase Agreements. We also have accounts receivable programs under receivables purchase agreements ("RPAs") that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less a discount margin, which varies based on the outstanding accounts receivable at any given time. The RPA agreements provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the three months ended March 31, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $2.6 billion and $2.0 billion, respectively. See Note 2. Accounts Receivable for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2021 to March 31, 2022. For a discussion of these matters, refer to Item 7 - Liquidity and Capital Resources of our 2021 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2022 and 2021 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$(72.0)	$103.4
Net cash provided by (used in) investing activities	(657.3)	(2.7)
Net cash provided by (used in) financing activities	343.7	(20.8)
Operating Activities. For the three months ended March 31, 2022, net cash used in operating activities was $72.0 million, compared to $103.4 million net cash provided during the three months ended March 31, 2021. The $175.4 million decrease in operating cash flows was principally attributable to a $161.6 million increase in working capital driven by higher fuel prices and increased volumes during the three months ended March 31, 2022.
Investing Activities. For the three months ended March 31, 2022, net cash used in investing activities was $657.3 million, compared to net cash used of $2.7 million during the three months ended March 31, 2021. The net cash used in investing activities for the three months ended March 31, 2022 was primarily driven by $639.4 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $14.6 million for capital expenditures. Net cash used in investing activities for the three months ended March 31, 2021 was principally due to capital expenditures of $2.0 million.

Financing Activities. For the three months ended March 31, 2022, net cash provided by financing activities was $343.7 million compared to net cash used of $20.8 million for the three months ended March 31, 2021. The net cash provided by financing activities for the three months ended March 31, 2022 was primarily attributable to a net increase in borrowings from our credit facility of $380.3 million, primarily driven by incremental borrowings related to the acquisition of Flyers, partially offset by $13.7 million in purchases of our common stock and dividend payments of $7.4 million. Net cash used in financing activities for the three months ended March 31, 2021 was primarily driven by dividend payments on our common stock of $6.1 million and repayments of debt under our Credit Facility of $4.5 million.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The significant accounting policies used are disclosed in Item 15 - Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies to the Consolidated Financial Statements in our 2021 10-K report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. There have been no material changes to the Critical Accounting Estimates disclosed in our 2021 10-K report.
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of March 31, 2022, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks.
Based on the assessments performed, and supported by the available information as of March 31, 2022, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2021. Please refer to our 2021 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of March 31, 2022, see Note 5. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2022.

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

Part II — Other Information
Item 1.     Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Note 10. Income Taxes and Note 13. Commitments and Contingencies within this 10-Q Report as well as Note 9. Commitments and Contingencies and Note 11. Income Taxes within Part IV. Item 15 - Notes to the Consolidated Financial Statements in our 2021 10-K Report for additional details regarding certain tax matters.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. See Note 13. Commitments and Contingencies for additional information.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2022 - 1/31/2022	—	$—	—	$195,767
2/1/2022 - 2/28/2022	—	—	—	195,767
3/1/2022 - 3/31/2022	500	27.41	500	182,053
Total	500	$27.41	500	$182,053
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of March 31, 2022, approximately $182.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2022	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer