Form 10-Q
period 2022-06-30
WORLD FUEL SERVICES CORP
filed 2022-07-29
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 61,916,561 shares of common stock, par value $0.01 per share, issued and outstanding as of July 22, 2022.

Part I — Financial Information
Item 1.     Financial Statements
WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	June 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$385.8	$652.2
Accounts receivable, net of allowance for credit losses of $19.1 million and $26.1 million as of June 30, 2022 and December 31, 2021, respectively	3,954.7	2,355.3
Inventories	903.8	477.9
Prepaid expenses	86.0	59.2
Short-term derivative assets, net	339.5	169.2
Other current assets	224.2	305.9
Total current assets	5,894.0	4,019.7
Property and equipment, net	476.0	348.9
Goodwill	1,233.3	861.9
Identifiable intangible assets, net	356.7	189.1
Other non-current assets	835.6	522.8
Total assets	$8,795.7	$5,942.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$16.3	$30.6
Accounts payable	3,936.7	2,399.6
Short-term derivative liabilities, net	431.5	168.4
Customer deposits	305.4	205.5
Accrued expenses and other current liabilities	404.7	292.7
Total current liabilities	5,094.7	3,096.7
Long-term debt	1,024.1	478.1
Non-current income tax liabilities, net	192.8	213.9
Other long-term liabilities	563.9	236.8
Total liabilities	6,875.4	4,025.6
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 61.9 and 61.7 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	0.6	0.6
Capital in excess of par value	172.8	168.1
Retained earnings	1,916.4	1,880.6
Accumulated other comprehensive income (loss)	(174.0)	(136.7)
Total World Fuel shareholders' equity	1,915.7	1,912.7
Noncontrolling interest	4.5	4.1
Total equity	1,920.2	1,916.8
Total liabilities and equity	$8,795.7	$5,942.4
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenue	$17,122.1	$7,085.5	$29,504.1	$13,043.4
Cost of revenue	16,868.7	6,901.6	29,019.8	12,667.9
Gross profit	253.4	183.9	484.4	375.5
Operating expenses:
Compensation and employee benefits	118.3	87.9	233.2	180.3
General and administrative	82.3	57.4	157.1	116.8
Asset impairments	—	4.7	—	4.7
Restructuring charges	—	3.0	—	5.1
Total operating expenses	200.6	153.0	390.3	306.9
Income from operations	52.8	30.9	94.1	68.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(26.5)	(10.0)	(40.9)	(18.7)
Other income (expense), net	(4.0)	(1.4)	1.7	(2.6)
Total non-operating income (expense), net	(30.5)	(11.4)	(39.2)	(21.3)
Income (loss) before income taxes	22.3	19.6	54.9	47.2
Provision for income taxes	(2.5)	2.0	3.8	10.8
Net income (loss) including noncontrolling interest	24.8	17.6	51.1	36.4
Net income (loss) attributable to noncontrolling interest	0.4	(0.1)	0.4	(0.1)
Net income (loss) attributable to World Fuel	$24.4	$17.6	$50.7	$36.5
Basic earnings (loss) per common share	$0.39	$0.28	$0.81	$0.58
Basic weighted average common shares	62.2	63.4	62.8	63.2
Diluted earnings (loss) per common share	$0.39	$0.28	$0.80	$0.57
Diluted weighted average common shares	62.4	63.8	63.2	63.6
Comprehensive income:
Net income (loss) including noncontrolling interest	$24.8	$17.6	$51.1	$36.4
Other comprehensive income (loss):
Foreign currency translation adjustments	(35.7)	4.8	(45.1)	0.8
Cash flow hedges, net of income tax expense (benefit) of $9.8 and ($2.9) for the three months ended June 30, 2022 and 2021, respectively, and net of income tax expense (benefit) of $2.8 and $2.7 for the six months ended June 30, 2022 and 2021, respectively	27.1	(8.6)	7.8	7.8
Total other comprehensive income (loss)	(8.7)	(3.8)	(37.3)	8.5
Comprehensive income (loss) including noncontrolling interest	16.1	13.7	13.7	44.9
Comprehensive income (loss) attributable to noncontrolling interest	0.4	(0.1)	0.4	(0.1)
Comprehensive income (loss) attributable to World Fuel	$15.7	$13.8	13.4	$45.0
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	0.6	206.7	1,899.4	(165.4)	1,941.4	4.1	1,945.5
Net income (loss)	—	—	—	24.4	—	24.4	0.4	24.8
Cash dividends declared	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Amortization of share-based payment awards	—	—	3.1	—	—	3.1	—	3.1
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(2.0)	—	—	(2.0)	—	(2.0)
Purchases of common stock	(1.5)	—	(35.0)	—	—	(35.0)	—	(35.0)
Other comprehensive income (loss)	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance as of June 30, 2022	61.9	$0.6	$172.8	$1,916.4	$(174.0)	$1,915.7	$4.5	$1,920.2

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	0.6	210.8	1,848.3	(120.3)	1,939.5	3.5	1,943.0
Net income (loss)	—	—	—	17.6	—	17.6	(0.1)	17.6
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of June 30, 2021	63.3	$0.6	$211.3	$1,858.4	$(124.1)	$1,946.2	$3.5	$1,949.7

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$51.1	$36.4
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	53.5	40.5
Provision for credit losses	4.6	2.4
Share-based payment award compensation costs	6.7	12.0
Deferred income tax expense (benefit)	(15.6)	(15.4)
Foreign currency (gains) losses, net	(5.2)	(8.9)
Other	(17.6)	10.5
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(1,539.0)	(600.7)
Inventories	(383.0)	(77.4)
Prepaid expenses	(26.6)	(24.3)
Short-term derivative assets, net	(322.8)	39.6
Other current assets	48.7	61.9
Cash collateral with counterparties	235.4	24.7
Other non-current assets	(163.9)	(28.9)
Accounts payable	1,503.5	605.9
Customer deposits	105.3	(2.7)
Accrued expenses and other current liabilities	308.4	41.1
Non-current income tax, net and other long-term liabilities	127.3	23.8
Total adjustments	(80.2)	104.2
Net cash provided by (used in) operating activities	(29.2)	140.6
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(639.4)	—
Capital expenditures	(37.7)	(14.2)
Other investing activities, net	(1.4)	(5.4)
Net cash provided by (used in) investing activities	(678.5)	(19.7)
Cash flows from financing activities:
Borrowings of debt	3,772.9	0.3
Repayments of debt	(3,244.9)	(8.9)
Dividends paid on common stock	(15.0)	(13.6)
Repurchases of common stock	(48.7)	—
Other financing activities, net	(13.3)	(13.5)
Net cash provided by (used in) financing activities	451.0	(35.7)
Effect of exchange rate changes on cash and cash equivalents	(9.7)	(1.4)
Net increase (decrease) in cash and cash equivalents	(266.4)	83.9
Cash and cash equivalents, as of the beginning of the period	652.2	658.8
Cash and cash equivalents, as of the end of the period	$385.8	$742.7
Supplemental Schedule of Noncash Investing and Financing Activities:

Cash dividends declared, but not yet paid, were $7.4 million and $7.6 million for the six months ended June 30, 2022 and 2021, respectively.
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
We had accounts receivable of $4.0 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $22.7 million and $29.8 million, as of June 30, 2022 and December 31, 2021, respectively. Changes to the expected credit loss provision during the six months ended June 30, 2022 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information. Write-offs of uncollectible receivables during the six months ended June 30, 2022 resulted principally from pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of June 30, 2022, 97% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Six Months Ended June 30,
	2022	2021
Balance as of January 1,	$29.8	$57.3
Charges to allowance for credit losses	4.6	2.4
Write-off of uncollectible receivables	(12.8)	(21.2)
Recoveries of credit losses	0.7	1.1
Translation adjustments	0.4	0.1
Balance as of June 30,	$22.7	$39.8
Receivable Purchase Agreements
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
During the six months ended June 30, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $6.2 billion and $4.3 billion, respectively, and paid fees of $14.6 million and $9.4 million, respectively.
3. Acquisitions
2022 Acquisition
On October 28, 2021, we entered into a definitive agreement (the "Purchase Agreement") to acquire all of the outstanding equity interest in Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels.
The acquisition closed on January 3, 2022 for total estimated consideration of $792.2 million, subject to customary adjustments relating to net working capital, indebtedness and transaction expenses. At closing, $642.7 million, inclusive of $19.7 million for estimated net working capital adjustments, was paid in cash and, at the election of the Company, $50.0 million was satisfied through the delivery of 1,768,034 shares of the Company's common stock at a price of $28.28 per share. The remaining $100.0 million was held back to satisfy potential indemnification and other obligations of the seller, with one-half to be released on the first and second anniversary of the closing of the acquisition, in each case subject to reduction in respect to amounts claimed under the Purchase Agreement. The total purchase consideration also included a receivable of $0.5 million from the seller for estimated working capital adjustments. During the second quarter, the working capital adjustments were updated and as a result the working capital payable to seller increased to $2.3 million, which was paid on July 1, 2022.
The acquisition was accounted for as a business combination and is reported in the land segment. We are in the process of obtaining information to measure all assets acquired and liabilities assumed. Additionally, we continue to gather and evaluate contracts acquired that could impact the underlying inputs and assumptions used in the valuation of assets acquired and liabilities assumed. These estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the acquisition date. The following preliminary purchase price allocation was estimated based on the information obtained to date and is expected to be completed in 2022. During the three months ended June 30, 2022, the purchase price allocation was adjusted as shown in the table below. These adjustments have been retrospectively reflected as of the acquisition date.
The following table summarizes the fair value of the aggregate consideration as well as the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as recorded in the first quarter of 2022 and as adjusted in the second quarter of 2022 (in millions):

	Preliminary	Adjustments	As Adjusted
Consideration:
Cash paid	$642.7	$—	$642.7
Working capital adjustment (receivable from) payable to seller	(0.5)	2.8	2.3
Common stock issued to seller	50.0	—	50.0
Amount due to sellers	100.0	—	100.0
Total fair value of consideration	$792.2	$2.8	$795.0

Assets acquired and liabilities assumed:
Cash	$3.3	$—	$3.3
Accounts receivable	109.2	0.6	109.8
Inventory	50.9	—	50.9
Property, plant and equipment	126.6	—	126.6
Identifiable intangible assets subject to amortization (1)	162.9	(0.4)	162.5
Identifiable intangible assets not subject to amortization (2)	29.3	—	29.3
Accounts payable	(38.0)	(0.1)	(38.0)
Other assets and liabilities, net (3)	(39.0)	1.8	(37.3)
Net identifiable assets acquired	405.1	1.9	407.0
Goodwill (4)	387.1	0.9	388.0
Net assets acquired	$792.2	$2.8	$795.0
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
Total revenue and income before income taxes of Flyers included in the Company's Condensed Consolidated Statement of Income for the period from the date of acquisition through June 30, 2022 were $1.8 billion and $39.8 million, respectively.

The following presents unaudited pro forma combined financial information of the Company for the three and six months ended June 30, 2021 as if the acquisition of Flyers had been completed on January 1, 2021 (in millions, except per share data):

(unaudited)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenue	$7,805.4	$14,141.0
Net income attributable to World Fuel	$33.3	$53.5
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
4. Goodwill
The following table provides information regarding changes in goodwill during the six months ended June 30, 2022 and 2021 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2021	$400.1	$461.8	$861.9
2022 acquisition (1)	—	388.0	388.0
Foreign currency translation of non-USD functional currency subsidiary goodwill	(2.8)	(13.8)	(16.5)
As of June 30, 2022	$397.3	$836.0	$1,233.3
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

With the exception of the interest rate swap agreement, which matures in March 2025, the majority of our derivative contracts are expected to settle within the next year. The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	June 30, 2022
Commodity contracts
Long	BBL	66.8
Short	BBL	(56.1)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(511.6)
Buy U.S. dollar, sell other currencies	USD	762.1

Interest rate contracts
Interest rate swap	USD	300.0
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
	Condensed Consolidated Balance Sheets Location	June 30,	December 31,	June 30,	December 31,
Derivative Instruments		2022	2021	2022	2021
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$15.5	$1.8	$1.4	$9.7
	Short-term derivative liabilities, net	1.9	0.1	2.1	0.4

Interest rate contracts	Short-term derivative assets, net	7.5	—	—	—
	Other non-current assets	11.8	5.4	—	—
	Short-term derivative liabilities, net	—	—	—	0.3
Total derivatives designated as hedging instruments		36.7	7.3	3.5	10.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	1,370.8	516.3	899.3	337.5
	Other non-current assets	520.2	112.2	259.8	27.6
	Short-term derivative liabilities, net	406.1	117.6	853.2	286.6
	Other long-term liabilities	145.2	15.5	388.3	82.1

Foreign currency contracts	Short-term derivative assets, net	24.8	3.8	7.7	1.7
	Other non-current assets	0.6	0.1	0.3	—
	Short-term derivative liabilities, net	9.0	0.8	15.2	2.6
Total derivatives not designated as hedging instruments		2,476.7	766.3	2,423.8	738.1
Total derivatives		$2,513.4	$773.6	$2,427.3	$748.5
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 8. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Inventory	$61.0	$59.3	$(0.5)	$0.6

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	June 30, 2022			June 30, 2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$17,122.1	$16,868.7	$26.5	$7,085.5	$6,901.6	$11.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	13.5	—	—	14.6	—
Derivatives designated as hedging instruments	—	(10.9)	—	—	(11.3)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(112.2)	—	—	(2.9)	67.4	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(0.2)	—	—	(0.3)
Total amount of income and expense line items excluding the impact of hedges	$17,234.3	$16,871.3	$26.3	$7,088.4	$6,972.2	$11.1

	For the Six Months Ended
	June 30, 2022			June 30, 2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$29,504.1	$29,019.8	$40.9	$13,043.4	$12,667.9	$22.5
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	42.1	—	—	26.5	—
Derivatives designated as hedging instruments	—	(52.1)	—	—	(19.7)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(145.6)	—	—	(14.6)	88.4	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(0.5)	—	—	(0.5)
Total amount of income and expense line items excluding the impact of hedges	$29,649.8	$29,009.8	$40.4	$13,058.0	$12,763.2	$22.0

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$(56.6)	$(113.8)	$(131.4)	$(190.6)
Commodity contracts	Cost of revenue	$10.3	$8.0	$11.7	$15.2
For the six months ended June 30, 2022 and 2021, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of June 30, 2022, on a pre-tax basis, $12.1 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) as a decrease to Revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Commodity contracts (Revenue)	$(56.3)	$(13.3)	$(109.0)	$(76.1)
Commodity contracts (Cost of revenue)	(0.6)	69.6	(0.6)	154.3
Interest rate contracts (Interest expense and other financing costs, net)	1.4	(0.7)	10.0	3.0
Total gain (loss)	$(55.6)	$55.7	$(99.6)	$81.2

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$(82.5)	$(2.9)	$(107.0)	$(14.6)
Commodity contracts	Cost of revenue	—	67.4	—	88.4
Interest rate contracts	Interest expense and other financing costs, net	(0.1)	(0.3)	(0.4)	(0.5)
Total gain (loss)		$(82.6)	$64.2	$(107.4)	$73.4

Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments - Non-designated	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$72.0	$12.9	$148.9	$(290.9)
	Cost of revenue	(10.6)	(6.2)	(17.0)	306.8
		61.4	6.7	131.9	15.9
Foreign currency contracts	Revenue	0.7	(0.2)	0.1	0.1
	Other (expense), net	6.2	(1.5)	3.9	1.8
		6.8	(1.7)	3.9	2.0
Total gain (loss)		$68.2	$5.0	$135.8	$17.9
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

	June 30, 2022	December 31, 2021
Net derivative liability positions with credit contingent features	$15.4	$3.3
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$15.4	$3.3
As of June 30, 2022 and December 31, 2021, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.
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
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	June 30, 2022	December 31, 2021
Credit Facility	$525.0	$—
Term loans	494.7	484.1
Finance leases	17.6	21.2
Other	3.0	3.3
Total debt	1,040.4	508.7
Less: Current maturities of long-term debt and finance leases	16.3	30.6
Long-term debt	$1,024.1	$478.1

Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Interest income	$1.3	$1.4	$3.8	$3.7
Interest expense and other financing costs	(27.8)	(11.4)	(44.6)	(22.5)
Interest expense and other financing costs, net	$(26.5)	$(10.0)	$(40.9)	$(18.7)
7. Shareholders' Equity
Cash Dividends
During the six months ended June 30, 2022, the Company's Board of Directors declared quarterly cash dividends of $0.12 per common share representing $7.6 million and $7.4 million in total dividends, which were paid on April 8, 2022 and July 1, 2022, respectively. During the six months ended June 30, 2021, quarterly cash dividends were declared of $0.12 per common share representing $7.5 million and $7.6 million in total dividends, which were paid on April 9, 2021 and July 1, 2021, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss), consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(45.1)	(99.6)	(144.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	107.4	107.4
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of June 30, 2022	$(179.1)	$5.1	$(174.0)

Balance as of January 1, 2021	$(120.3)	$(12.3)	$(132.6)
Other comprehensive income (loss) before reclassifications	0.8	81.2	82.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(73.4)	(73.4)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of June 30, 2021	$(119.5)	$(4.5)	$(124.1)
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

Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of June 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$1,499.2	$951.7	$8.8	$2,459.7
Interest rate contract	—	19.3	—	19.3
Foreign currency contracts	—	34.4	—	34.4
Cash surrender value of life insurance	—	13.4	—	13.4
Total assets at fair value	$1,499.2	$1,018.8	$8.8	$2,526.8

Liabilities:
Commodities contracts	$1,076.4	$1,320.7	$7.0	$2,404.1
Foreign currency contracts	—	23.2	—	23.2
Total liabilities at fair value	$1,076.4	$1,343.9	$7.0	$2,427.3

	Fair Value Measurements as of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$513.3	$247.6	$2.6	$763.5
Interest rate contract	—	5.4	—	5.4
Foreign currency contracts	—	4.7	—	4.7
Cash surrender value of life insurance	—	14.6	—	14.6
Total assets at fair value	$513.3	$272.3	$2.6	$788.3

Liabilities:
Commodities contracts	$361.5	$378.6	$3.8	$743.9
Interest rate contract	—	0.3	—	0.3
Foreign currency contracts	—	4.3	—	4.3
Total liabilities at fair value	$361.5	$383.2	$3.8	$748.5
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of June 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$2,459.7	$1,717.2	$742.5	$283.8	$—	$458.7
Interest rate contract	19.3	—	19.3	—	—	19.3
Foreign currency contracts	34.4	17.0	17.4	—	—	17.4
Total assets at fair value	$2,513.4	$1,734.2	$779.2	$283.8	$—	$495.4

Liabilities:
Commodities contracts	$2,404.1	$1,717.2	$686.9	$36.0	$—	$651.0
Foreign currency contracts	23.2	17.0	6.2	—	—	6.2
Total liabilities at fair value	$2,427.3	$1,734.2	$693.1	$36.0	$—	$657.1

	Fair Value as of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$763.5	$513.1	$250.4	$7.6	$—	$242.8
Interest rate contract	5.4	—	5.4	—	—	5.4
Foreign currency contracts	4.7	2.6	2.1	—	—	2.1
Total assets at fair value	$773.6	$515.6	$258.0	$7.6	$—	$250.4

Liabilities:
Commodities contracts	$743.9	$513.1	$230.8	$3.2	$—	$227.7
Interest rate contract	0.3	—	0.3	—	—	0.3
Foreign currency contracts	4.3	2.6	1.7	—	—	1.7
Total liabilities at fair value	$748.5	$515.6	$232.8	$3.2	$—	$229.7
At June 30, 2022 and December 31, 2021, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2022, one of our counterparties with a total exposure of $86.6 million represented over 10% of our credit exposure to OTC derivative counterparties.

Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of June 30, 2022 and December 31, 2021, respectively. The Flyers assets acquired and liabilities assumed were measured and recorded at their acquisition date fair values during the six months ended June 30, 2022 as discussed in Note 3. Acquisitions.
9. Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Aviation	$318.6	$156.1	$543.8	$277.4
Land	6.6	4.0	55.1	9.6
Marine	1,529.8	727.5	2,675.2	1,446.3
Asia Pacific	1,854.9	887.6	3,274.2	1,733.3

Aviation	1,301.9	363.2	1,943.8	630.0
Land	958.3	555.8	1,996.7	1,165.6
Marine	1,131.4	560.1	1,962.4	1,047.2
EMEA	3,391.6	1,479.0	5,902.9	2,842.9

Aviation	1,329.0	453.4	2,282.2	802.5
Land	265.0	139.8	463.4	262.5
Marine	299.0	131.0	577.6	256.6
LATAM	1,893.0	724.2	3,323.2	1,321.6

Aviation	5,060.0	1,943.7	8,351.8	3,375.0
Land	4,136.2	1,750.8	7,185.8	3,211.3
Marine	673.4	289.9	1,232.9	545.4
North America	9,869.7	3,984.4	16,770.5	7,131.8

Other revenues (excluded from ASC 606) (1)	112.9	10.3	233.4	13.9

Total revenue	$17,122.1	$7,085.5	$29,504.1	$13,043.4
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of June 30, 2022 and December 31, 2021, the contract assets and contract liabilities recognized by the Company were not material.

10. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Income tax provision	$(2.5)	$2.0	$3.8	$10.8
Effective income tax rate	(11.3)%	10.2%	7.0%	22.9%
Our provision for income taxes for the three months ended June 30, 2022 includes a discrete income tax benefit of $10.6 million, net, of which $6.3 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, $3.0 million relates to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries, and $1.2 million, net, relates to other worldwide tax adjustments. For the three months ended June 30, 2021, the provision includes a net discrete income tax benefit of $2.6 million, of which $4.5 million relates to the impact of a change in the United Kingdom's tax rate, reduced by a net discrete tax expense of $1.9 million related to other worldwide tax adjustments.
Our provision for income taxes for the six months ended June 30, 2022 includes a discrete income tax benefit of $11.8 million, net, of which $7.1 million relates to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries and $6.3 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, reduced by a net tax expense of $1.6 million related to other worldwide tax adjustments. For the six months ended June 30, 2021, the provision includes a net discrete income tax benefit of $3.8 million, which includes a $4.5 million tax benefit related to the impact of a change in the United Kingdom's tax rate and a $1.6 million tax benefit related to an adjustment for the final purchase price allocation on the sale of the MultiService payment solutions business ("MSTS"), offset by a net discrete tax expense of $2.3 million related to other worldwide tax adjustments.
Our income tax provisions for the three and six months ended June 30, 2022 and 2021 were calculated based on the estimated annual effective income tax rates for the 2022 and 2021 years, respectively. The actual effective income tax rate for the 2022 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018 and was notified in March 2021 that its 2016 - 2019 tax years were also under examination. Through the six months ended June 30, 2022, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial and a proposed tax assessment for the 2015 tax year of approximately $13.6 million (DKK 96.1 million). In April 2022, we received a proposed tax assessment for the 2016 and 2017 tax years of approximately $18.9 million (DKK 133.8 million) and $21.9 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In March 2022, we received a proposed settlement for the 2011 to 2014 tax years of the Korea branch of one of our subsidiaries related to income tax assessment notices received in 2017 totaling $8.8 million (KRW 11.3 billion) and revised in 2021 to $8.3 million (KRW 10.6 billion). The proposed settlement reduced the total South Korean assessment for the 2011 to 2014 tax years to approximately $1.6 million (KRW 2.0 billion), including tax, interest, and penalties. We agreed to the proposed settlement in the second quarter of 2022.
The U.S. IRS examination for our 2019 tax year was closed in June 2022, without any adjustments. We have not yet received notification that the examinations of our 2017 and 2018 tax years are closed but do not anticipate any changes from what we previously agreed in March 2022.
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

11. Business Segments
We operate in three reportable segments consisting of aviation, land and marine. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers (businesses and governmental) and the products and services provided to those customers. As discussed in Note 3. Acquisitions, Flyers is reported as part of our land segment subsequent to the acquisition on January 3, 2022. We use Income from operations as our primary measure of profit as we believe it is the most meaningful measure to allocate resources and assess the performance of our segments.
Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2022	2021	2022	2021
Aviation segment	$7,843.5	$2,805.8	$12,854.0	$4,900.8
Land segment	5,431.8	2,457.2	9,812.6	4,645.4
Marine segment	3,846.8	1,822.4	6,837.5	3,497.1
Total revenue	$17,122.1	$7,085.5	$29,504.1	$13,043.4

Income from operations:
Aviation segment	$(6.9)	$34.0	$0.7	$57.0
Land segment	33.0	8.1	66.3	40.9
Marine segment	52.7	4.8	75.9	11.1
Corporate overhead - unallocated	(26.0)	(15.9)	(48.8)	(40.5)
Total income from operations	$52.8	$30.9	$94.1	$68.6
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	June 30, 2022	December 31, 2021
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $11.4 and $18.4 as of June 30, 2022 and December 31, 2021, respectively	$1,607.0	$972.9
Land segment, net of allowance for credit losses of $4.0 and $3.8 as of June 30, 2022 and December 31, 2021, respectively	1,208.6	664.7
Marine segment, net of allowance for credit losses of $3.8 and $3.9 as of June 30, 2022 and December 31, 2021, respectively	1,139.1	717.7
Total accounts receivable, net	$3,954.7	$2,355.3

Total assets:
Aviation segment	$3,288.3	$2,305.6
Land segment	3,632.9	2,106.1
Marine segment	1,462.2	1,022.7
Corporate	412.4	507.9
Total assets	$8,795.7	$5,942.4

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to World Fuel	$24.4	$17.6	$50.7	$36.5
Denominator:
Weighted average common shares for basic earnings per common share	62.2	63.4	62.8	63.2
Effect of dilutive securities	0.2	0.4	0.3	0.5
Weighted average common shares for diluted earnings per common share	62.4	63.8	63.2	63.6
Basic earnings (loss) per common share	$0.39	$0.28	$0.81	$0.58
Diluted earnings (loss) per common share	$0.39	$0.28	$0.80	$0.57
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.6	0.9	1.5	0.9
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts under controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $26.6 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessment primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently appealing an assessment of approximately $11.6 million (BRL 60.8 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of June 30, 2022, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) the effectiveness of our initiatives to reduce cost, improve liquidity and drive enhanced operating efficiencies, as well as the impact of such initiatives on our business and long-term shareholder value, (iii) growth strategies, the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iv) the expected benefit of our land segment restructuring and its ability to create efficiencies and allow for greater scalability and quicker integration of new businesses to capture synergies, (v) our expectations and estimates regarding certain tax, legal and accounting matters, including the impact on our financial statements, (vi) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, (vii) estimates regarding the financial impact of our derivative contracts, (viii) our role in the transition to lower carbon alternatives and the impact of our services on such transition, and (ix) the effects of the continuing recovery from the coronavirus pandemic, or COVID-19, including our expectations about demand, volume, and profitability. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.

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
•inflationary pressures and its impact on our customers or the global economy, including sudden or significant increases in interest rates or a global recession;
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
•our ability to effectively manage the effects of the COVID-19 pandemic and the extent of the impact of the pandemic on ours and our customers' sales, profitability, operations and supply chains;
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
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold for strategic reasons at certain locations. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, depending on market pricing dynamics we may experience negative impacts on our results, particularly in a market pricing environment experiencing severe backwardation, such as in the first half of 2022, where oil futures forward prices traded at significantly lower levels than the current market price. Our results of operations in our aviation segment have been significantly affected during the last two fiscal years by the effects of the COVID-19 pandemic, as well as the withdrawal of the troops in Afghanistan by the U.S. and NATO that concluded in the third quarter of 2021. However, the gradual relaxation of global travel restrictions in conjunction with higher vaccination distribution and lower COVID-19 case rates has contributed to a substantial recovery in global aviation volumes as compared to pre-pandemic levels.
Land Segment
We believe our land segment is well positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, serving to further enhance our commercial and industrial platforms to deliver value-added solutions to customers across the U.S. In addition, to participate in accelerating the energy transition, we continue to focus on the expansion of our sustainability offerings, including renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core business activities, we have also divested of certain businesses and focused on investing in businesses that we believe will drive enhanced operating efficiencies and generate long-term shareholder value. With the addition of Flyers', which we acquired in January 2022, we believe our expanded national platform will continue to accelerate the delivery of value-added solutions to commercial and industrial customers across the United States. See Note 3. Acquisitions for additional information.

In addition, results of operations in our land segment can be significantly affected by market volatility and weather conditions. In periods where we experience historically extreme or unseasonable weather conditions, demand for our products may be affected, both positively and negatively. Finally, our land segment has also benefited from sales to NATO in Afghanistan in recent years, however, such activity materially declined and ultimately concluded in 2021 in connection with the withdrawal of the U.S. and NATO troops.
Marine Segment
Our marine segment has traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. Beginning in the latter part of the first quarter of 2020 and continuing through 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. However, in the first half of 2022, our marine segment significantly benefited from the constrained credit environment arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility.
Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions):

	For the Three Months Ended June 30,
	2022	2021
Revenue	$17,122.1	$7,085.5
Cost of revenue	16,868.7	6,901.6
Gross profit	253.4	183.9
Operating expenses:
Compensation and employee benefits	118.3	87.9
General and administrative	82.3	57.4
Asset impairments	—	4.7
Restructuring charges	—	3.0
Total operating expenses	200.6	153.0
Income (loss) from operations	52.8	30.9
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(26.5)	(10.0)
Other income (expense), net	(4.0)	(1.4)
Total non-operating income (expense), net	(30.5)	(11.4)
Income (loss) before income taxes	22.3	19.6
Provision for income taxes	(2.5)	2.0
Net income (loss) including noncontrolling interest	24.8	17.6
Net income (loss) attributable to noncontrolling interest	0.4	(0.1)
Net income (loss) attributable to World Fuel	$24.4	$17.6

Basic earnings (loss) per common share	0.39	0.28

Diluted earnings (loss) per common share	0.39	0.28
Revenue. Our consolidated revenue for the three months ended June 30, 2022 was $17.1 billion, an increase of $10.0 billion, or 142%, compared to the three months ended June 30, 2021, due to higher fuel prices and increased volumes in our aviation, land, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended June 30, 2022 was $253.4 million, an increase of $69.5 million, or 38%, compared to the three months ended June 30, 2021, attributable to increased gross profit of $55.5 million and $48.6 million in the marine and land segments, respectively, partially offset by a decrease of $34.6 million in the aviation segment, as discussed further below.

Operating Expenses. Total operating expenses for the three months ended June 30, 2022 were $200.6 million, an increase of $47.7 million, or 31%, compared to the three months ended June 30, 2021. The increase in operating expenses was partially attributable to the addition of Flyers' operating expenses of $19.1 million, as well as increased compensation and employee benefit costs, together with higher general and administrative costs associated with more normalized levels of business activity. In 2021, total operating expenses were also impacted by asset impairments and restructuring charges, principally in our land segment.
Non-Operating Income (Expense), net. For the three months ended June 30, 2022, we had net non-operating expense of $30.5 million compared to net non-operating expense of $11.4 million for the three months ended June 30, 2021. The increase of $19.1 million was primarily attributable to a $16.5 million increase in interest expense, driven by higher interest rates and incremental borrowings during the three months ended June 30, 2022 related to the Flyers acquisition and increased working capital requirements as a result of higher fuel prices and volumes, as well as foreign currency losses. These increases were partially offset by higher equity in earnings during the three months ended June 30, 2022.
Income Taxes. For the three months ended June 30, 2022, we recognized an income tax benefit of $2.5 million, compared to income tax expense of $2.0 million for the three months ended June 30, 2021. The decrease of $4.5 million was primarily attributable to an increase of $8.0 million in net discrete tax benefits in the three months ended June 30, 2022 compared to three months ended June 30, 2021. The additional discrete tax benefits were offset by an increase of $3.5 million in the tax provision for the three months ended June 30, 2022 compared to three months ended June 30, 2021 primarily due to differences in the results of our subsidiaries in tax jurisdictions with different tax rates. See Note 10. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2022	2021	Change
Revenue	$7,843.5	$2,805.8	$5,037.6

Gross profit	$52.8	$87.4	$(34.6)
Operating expenses	59.7	53.3	6.3
Income (loss) from operations	$(6.9)	$34.0	$(40.9)

Operational metrics:
Aviation segment volumes (gallons)	1,831.2	1,373.8	457.4
Aviation segment average price per gallon	$4.20	$1.95	$2.25
Revenues in our aviation segment were $7.8 billion for the three months ended June 30, 2022, an increase of $5.0 billion, or 180%, compared to the three months ended June 30, 2021. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 115% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of the rise in global oil prices. Total aviation volumes increased by 457.4 million gallons, or 33%, to 1.8 billion gallons as demand for air travel continued to recover, particularly in the North American and European markets.
Our aviation segment gross profit for the three months ended June 30, 2022 was $52.8 million, a decrease of $34.6 million, or 40%, compared to the three months ended June 30, 2021. The decrease in gross profit was primarily attributable to inventory losses driven by extreme backwardation during the three months ended June 30, 2022 and the reduction in our government-related activity in Afghanistan as a result of the military withdrawal which concluded during the third quarter of 2021, partially offset by increased volumes from the continued recovery in demand for air travel.
Income (loss) from operations in our aviation segment for the three months ended June 30, 2022 was a loss of $6.9 million, a decrease of $40.9 million, or 120%, compared to the three months ended June 30, 2021. In addition to the decrease in gross profit discussed above, income from operations was also impacted by a $6.3 million increase in operating expenses. The increase in operating expenses was driven by higher general and administrative costs, primarily travel and marketing expenses, and higher compensation and employee benefit costs as business activity resumed to more normalized levels.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2022	2021	Change
Revenue	$5,431.8	$2,457.2	$2,974.6

Gross profit	$122.4	$73.8	$48.6
Operating expenses	89.5	65.7	23.8
Income (loss) from operations	$33.0	$8.1	$24.9

Operational metrics:
Land segment volumes (gallons)	1,531.7	1,288.5	243.3
Land segment average price per gallon	$3.55	$1.91	$1.64
Revenues in our land segment were $5.4 billion for the three months ended June 30, 2022, an increase of $3.0 billion, or 121%, compared to the three months ended June 30, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon, or gallon equivalent sold, increased by 86% in the three months ended June 30, 2022 compared to the three months ended June 30, 2021 as a result of the rise in global oil prices. Total volumes increased by 243.3 million, or 19%, to 1.5 billion gallons or gallon equivalents in the three months ended June 30, 2022 compared to the three months ended June 30, 2021, primarily due to the acquisition of Flyers in January 2022.
Our land segment gross profit for the three months ended June 30, 2022 was $122.4 million, an increase of $48.6 million, or 66%, compared to the three months ended June 30, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $41.6 million in the three months ended June 30, 2022 and improved performance in the U.K., partially offset by the reduction in our government-related activity in Afghanistan.
In our land segment, income from operations for the three months ended June 30, 2022 was $33.0 million, an increase of $24.9 million, or 308%, compared to the three months ended June 30, 2021. The increase in income from operations attributable to Flyers of $22.5 million during the three months ended June 30, 2022 and the increase in gross profit discussed above were partially offset by an increase in operating expenses. Operating expenses, excluding Flyers, increased as a result of higher compensation and employee benefit costs and higher general and administrative costs, primarily travel and marketing expenses, as business activity resumed to more normalized levels.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended June 30,
	2022	2021	Change
Revenue	$3,846.8	$1,822.4	$2,024.4

Gross profit	$78.2	$22.7	$55.5
Operating expenses	25.5	17.9	7.5
Income (loss) from operations	$52.7	$4.8	$48.0

Operational metrics:
Marine segment volumes (metric tons)	4.9	4.6	0.3
Marine segment average price per metric ton	$788.32	$397.18	$391.14
Revenues in our marine segment were $3.8 billion for the three months ended June 30, 2022, an increase of $2.0 billion, or 111%, compared to the three months ended June 30, 2021. The increase in revenue was principally driven by a 98% increase in the average price per metric ton of bunker fuel sold in the three months ended June 30, 2022 compared to the three months ended June 30, 2021. In addition, total volumes increased by 0.3 million metric tons, or 6%, to 4.9 million metric tons in the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Our marine segment gross profit for the three months ended June 30, 2022 was $78.2 million, an increase of $55.5 million, or 244%, compared to the three months ended June 30, 2021. The increase in gross profit was principally attributable to the impact of higher bunker fuel prices and market volatility, as well as a constrained credit environment.
Our marine segment income from operations for the three months ended June 30, 2022 was $52.7 million, an increase of $48.0 million, or 1,003%, compared to the three months ended June 30, 2021, principally due to the increase in gross profit partially offset by a $7.5 million increase in operating expenses largely driven by increased incentive compensation.
Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions):

	For the Six Months Ended June 30,
	2022	2021
Revenue	$29,504.1	$13,043.4
Cost of revenue	29,019.8	12,667.9
Gross profit	484.4	375.5
Operating expenses:
Compensation and employee benefits	233.2	180.3
General and administrative	157.1	116.8
Asset impairments	—	4.7
Restructuring charges	—	5.1
Total operating expenses	390.3	306.9
Income (loss) from operations	94.1	68.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(40.9)	(18.7)
Other income (expense), net	1.7	(2.6)
Total non-operating income (expense), net	(39.2)	(21.3)
Income (loss) before income taxes	54.9	47.2
Provision for income taxes	3.8	10.8
Net income (loss) including noncontrolling interest	51.1	36.4
Net income (loss) attributable to noncontrolling interest	0.4	(0.1)
Net income (loss) attributable to World Fuel	$50.7	$36.5

Basic earnings (loss) per common share	$0.81	$0.58

Diluted earnings (loss) per common share	$0.80	$0.57
Revenue. Our consolidated revenue for the six months ended June 30, 2022 was $29.5 billion, an increase of $16.5 billion, or 126%, compared to the six months ended June 30, 2021, due to higher fuel prices and increased volumes in our aviation, land, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the six months ended June 30, 2022 was $484.4 million, an increase of $108.9 million, or 29%, compared to the six months ended June 30, 2021, attributable to increased gross profit of $78.9 million and $77.0 million in the land and marine segments, respectively, partially offset by a decrease of $47.1 million in the aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the six months ended June 30, 2022 were $390.3 million, an increase of $83.3 million, or 27%, compared to the six months ended June 30, 2021. The increase in operating expenses was partially attributable to the addition of Flyers' operating expenses of $37.5 million, as well as increased compensation and employee benefit costs, together with higher general and administrative costs associated with more normalized levels of business activity. These increases were partially offset by a decrease in asset impairment and restructuring charges compared to the six months ended June 30, 2021, principally in our land segment.

Non-Operating Income (Expense), net. For the six months ended June 30, 2022, we had net non-operating expense of $39.2 million compared to net non-operating expense of $21.3 million the six months ended June 30, 2021. The increase of $17.8 million was primarily attributable to a $22.1 million increase in interest expense, driven by higher interest rates and incremental borrowings during the six months ended June 30, 2022 related to the Flyers acquisition and increased working capital requirements as a result of higher fuel prices and volumes, as well as foreign currency losses. These increases were partially offset by higher equity in earnings during the six months ended June 30, 2022.
Income Taxes. For the six months ended June 30, 2022, we recognized income tax expense of $3.8 million, compared to $10.8 million for the six months ended June 30, 2021. The decrease of $6.9 million was primarily attributable to an increase of $8.0 million in net discrete tax benefits in the six months ended June 30, 2022 compared to three months ended June 30, 2021. The additional discrete tax benefits were offset by an increase of $1.1 million in the tax provision for the six months ended June 30, 2022 compared to six months ended June 30, 2021 primarily due to differences in the results of our subsidiaries in tax jurisdictions with different tax rates. See Note 10. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2022	2021	Change
Revenue	$12,854.0	$4,900.8	$7,953.2

Gross profit	$117.0	$164.1	$(47.1)
Operating expenses	116.3	107.0	9.3
Income (loss) from operations	$0.7	$57.0	$(56.4)

Operational metrics:
Aviation segment volumes (gallons)	3,486.6	2,517.1	969.5
Aviation segment average price per gallon	$3.59	$1.85	$1.74
Revenues in our aviation segment were $12.9 billion for the six months ended June 30, 2022, an increase of $8.0 billion, or 162%, compared to the six months ended June 30, 2021. The increase in revenue was driven by higher average prices and increased volume. Average jet fuel price per gallon sold increased by 94% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Total aviation volumes increased by 1.0 billion gallons, or 39%, to 3.5 billion gallons as demand for air travel continued to recover, particularly in the North American and European markets.
Our aviation segment gross profit for the six months ended June 30, 2022 was $117.0 million, a decrease of $47.1 million, or 29%, compared to the six months ended June 30, 2021. The decrease in gross profit was primarily due to inventory losses driven by extreme backwardation and significant price volatility during the six months ended June 30, 2022 and the reduction in our government-related activity in Afghanistan as a result of the military withdrawal which concluded during the third quarter of 2021, partially offset by increased volumes from the continued recovery in demand for air travel.
Income from operations in our aviation segment for the six months ended June 30, 2022 was $0.7 million, a decrease of $56.4 million, or 99%, compared to the six months ended June 30, 2021. In addition to the decrease in gross profit discussed above, income from operations was also impacted by a $9.3 million increase in operating expenses. The increase in operating expenses was driven by higher general and administrative costs, primarily travel, marketing, and professional fees, as well as higher compensation and employee benefit costs as business activity resumed to more normalized levels.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2022	2021	Change
Revenue	$9,812.6	$4,645.4	$5,167.2

Gross profit	$242.2	$163.3	$78.9
Operating expenses	175.9	122.4	53.5
Income (loss) from operations	$66.3	$40.9	$25.5

Operational metrics:
Land segment volumes (gallons)	3,114.3	2,591.5	522.8
Land segment average price per gallon	$3.15	$1.79	$1.36
Revenues in our land segment were $9.8 billion for the six months ended June 30, 2022, an increase of $5.2 billion, or 111%, compared to the six months ended June 30, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon sold increased by 76% in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, total volumes increased by 522.8 million gallons, or 20%, to 3.1 billion gallons or gallon equivalents in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due the acquisition of Flyers.
Our land segment gross profit for the six months ended June 30, 2022 was $242.2 million, an increase of $78.9 million, or 48%, compared to the six months ended June 30, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $77.6 million in the six months ended June 30, 2022 as well as improved results in the U.K.. These increases were partially offset by the reduction in our government-related activity in Afghanistan as well as a decline in our natural gas activities relative to the exceptional results during the six months ended June 30, 2021, which benefited from extreme weather conditions.
In our land segment, income from operations for the six months ended June 30, 2022 was $66.3 million, an increase of $25.5 million, or 62%, compared to the six months ended June 30, 2021, primarily attributable to the increase in income from operations attributable to Flyers of $40.1 million during the six months ended June 30, 2022 and the increase in gross profit discussed above. These increases were partially offset by an increase in operating expenses, excluding Flyers, driven by higher compensation and employee benefit costs and general and administrative costs, as described under Consolidated Results of Operations above.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Six Months Ended June 30,
	2022	2021	Change
Revenue	$6,837.5	$3,497.1	$3,340.3

Gross profit	$125.2	$48.2	$77.0
Operating expenses	49.3	37.0	12.2
Income (loss) from operations	$75.9	$11.1	$64.7

Operational metrics:
Marine segment volumes (metric tons)	9.6	8.8	0.7
Marine segment average price per metric ton	$714.46	$396.44	$318.01
Revenues in our marine segment were $6.8 billion for the six months ended June 30, 2022, an increase of $3.3 billion, or 96%, compared to the six months ended June 30, 2021. The increase in revenue was principally driven by a 80% increase in the average price per metric ton of bunker fuel sold in the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, total volumes increased by 0.7 million metric tons, or 8%, to 9.6 million metric tons in the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Our marine segment gross profit for the six months ended June 30, 2022 was $125.2 million, an increase of $77.0 million, or 160%, compared to the six months ended June 30, 2021. The increase in gross profit was principally attributable to the impact of higher bunker fuel prices and market volatility, as well as a constrained credit environment.
Our marine segment income from operations for the six months ended June 30, 2022 was $75.9 million, an increase of $64.7 million, or 581%, compared to the six months ended June 30, 2021, principally due to the increase in gross profit partially offset by a $12.2 million increase in operating expenses largely driven by increased incentive compensation.
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
Based on the information currently available, we believe that our cash and cash equivalents as of June 30, 2022 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Credit Facility and Term Loans. On April 1, 2022, we entered into Amendment No. 8 to Fourth Amended and Restated Credit Agreement (the "Amendment") to amend certain terms and conditions of our Credit Facility, including: (i) increasing the revolving credit facility to $1.5 billion and providing a term loan of $500 million, thereby replacing the existing Term Loan and increasing the total facilities to $2.0 billion; (ii) modifying the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iii) extending the maturity to April 1, 2027; and (iv) modifying certain financial and other covenants to provide greater operating flexibility. Our availability under our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our adjusted consolidated earnings before interest, taxes, depreciation and amortization, and share-based compensation ("Adjusted EBITDA") for the four immediately preceding fiscal quarters. The Credit Facility generally limits the total amount of indebtedness we may incur to not more than 4.75 to 1.
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
Receivables Purchase Agreements. We also have accounts receivable programs under receivables purchase agreements ("RPAs") that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less a discount margin, which varies based on the outstanding accounts receivable at any given time. The RPA agreements provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the six months ended June 30, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $6.2 billion and $4.3 billion, respectively. See Note 2. Accounts Receivable for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2021 to June 30, 2022. For a discussion of these matters, refer to Item 7 - Liquidity and Capital Resources of our 2021 10-K Report.

Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2022 and 2021 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Six Months Ended June 30,
	2022	2021
Net cash provided by (used in) operating activities	$(29.2)	$140.6
Net cash provided by (used in) investing activities	(678.5)	(19.7)
Net cash provided by (used in) financing activities	451.0	(35.7)
Operating Activities. For the six months ended June 30, 2022, net cash used in operating activities was $29.2 million, compared to $140.6 million net cash provided during the six months ended June 30, 2021. The $169.8 million decrease in operating cash flows was principally attributable to an increase in working capital driven by higher fuel prices and increased volume and inventory levels during the six months ended June 30, 2022.
Investing Activities. For the six months ended June 30, 2022, net cash used in investing activities was $678.5 million, compared to net cash used of $19.7 million during the six months ended June 30, 2021. The net cash used in investing activities for the six months ended June 30, 2022 was primarily driven by $639.4 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $37.7 million for capital expenditures. Net cash used in investing activities for the six months ended June 30, 2021 was principally due to capital expenditures of $14.2 million.
Financing Activities. For the six months ended June 30, 2022, net cash provided by financing activities was $451.0 million compared to net cash used of $35.7 million for the six months ended June 30, 2021. The net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net borrowings under our Credit Facility of $528.0 million, primarily driven by incremental borrowings related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock and dividend payments of $15.0 million. Net cash used in financing activities for the six months ended June 30, 2021 was primarily driven by dividend payments on our common stock of $13.6 million and net repayments of debt under our Credit Facility of $8.6 million.
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
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of June 30, 2022, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks.
Based on the assessments performed, and supported by the available information as of June 30, 2022, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2021. Please refer to our 2021 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of June 30, 2022, see Note 5. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2022.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2022 - 4/30/2022	128	$24.65	128	$178,899
5/1/2022 - 5/31/2022	1,382	23.02	1,382	147,053
6/1/2022 - 6/30/2022	—	—	—	147,053
Total	1,510	$23.16	1,510	$147,053
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of June 30, 2022, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of April 1, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2022).

10.2	Amendment No. 9 to the Fourth Amended and Restated Credit Agreement, dated as of July 12, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2022	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer