Form 10-Q
period 2022-09-30
WORLD FUEL SERVICES CORP
filed 2022-10-28
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 61,919,076 shares of common stock, par value $0.01 per share, issued and outstanding as of October 21, 2022.

Part I — Financial Information
Item 1.     Financial Statements
WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	September 30, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$280.3	$652.2
Accounts receivable, net of allowance for credit losses of $14.3 million and $26.1 million as of September 30, 2022 and December 31, 2021, respectively	3,172.9	2,355.3
Inventories	727.5	477.9
Prepaid expenses	85.9	59.2
Short-term derivative assets, net	324.6	169.2
Other current assets	458.2	305.9
Total current assets	5,049.3	4,019.7
Property and equipment, net	475.3	348.9
Goodwill	1,221.1	861.9
Identifiable intangible assets, net	345.0	189.1
Other non-current assets	879.5	522.8
Total assets	$7,970.3	$5,942.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$15.7	$30.6
Accounts payable	3,237.9	2,399.6
Short-term derivative liabilities, net	523.7	168.4
Customer deposits	321.8	205.5
Accrued expenses and other current liabilities	469.2	292.7
Total current liabilities	4,568.3	3,096.7
Long-term debt	693.6	478.1
Non-current income tax liabilities, net	205.5	213.9
Other long-term liabilities	557.3	236.8
Total liabilities	6,024.7	4,025.6
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 61.9 and 61.7 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	0.6	0.6
Capital in excess of par value	180.1	168.1
Retained earnings	1,950.2	1,880.6
Accumulated other comprehensive income (loss)	(191.2)	(136.7)
Total World Fuel shareholders' equity	1,939.7	1,912.7
Noncontrolling interest	5.9	4.1
Total equity	1,945.6	1,916.8
Total liabilities and equity	$7,970.3	$5,942.4
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue	$15,661.3	$8,350.9	$45,165.4	$21,394.2
Cost of revenue	15,339.0	8,153.4	44,358.7	20,821.3
Gross profit	322.3	197.5	806.7	573.0
Operating expenses:
Compensation and employee benefits	141.1	93.5	374.3	273.9
General and administrative	81.7	60.6	238.8	177.4
Asset impairments	—	—	—	4.7
Restructuring charges	(0.8)	1.7	(0.8)	6.8
Total operating expenses	222.0	155.8	612.3	462.7
Income from operations	100.3	41.7	194.4	110.2
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(34.0)	(10.4)	(74.8)	(29.2)
Other income (expense), net	(3.5)	1.0	(1.9)	(1.6)
Total non-operating income (expense), net	(37.5)	(9.4)	(76.7)	(30.7)
Income (loss) before income taxes	62.8	32.3	117.7	79.5
Provision for income taxes	18.9	10.0	22.7	20.8
Net income (loss) including noncontrolling interest	43.9	22.3	95.0	58.7
Net income (loss) attributable to noncontrolling interest	1.4	0.6	1.8	0.5
Net income (loss) attributable to World Fuel	$42.5	$21.7	$93.2	$58.2
Basic earnings (loss) per common share	$0.69	$0.34	$1.49	$0.92
Basic weighted average common shares	62.0	63.0	62.5	63.1
Diluted earnings (loss) per common share	$0.68	$0.34	$1.48	$0.92
Diluted weighted average common shares	62.3	63.3	62.8	63.6
Comprehensive income:
Net income (loss) including noncontrolling interest	$43.9	$22.3	$95.0	$58.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(32.4)	(11.3)	(77.5)	(10.6)
Cash flow hedges, net of income tax expense (benefit) of $5.5 and ($2.8) for the three months ended September 30, 2022 and 2021, respectively, and net of income tax expense (benefit) of $8.3 and ($0.2) for the nine months ended September 30, 2022 and 2021, respectively	15.1	(8.2)	22.9	(0.5)
Total other comprehensive income (loss)	(17.2)	(19.5)	(54.6)	(11.0)
Comprehensive income (loss) including noncontrolling interest	26.7	2.8	40.4	47.7
Comprehensive income (loss) attributable to noncontrolling interest	1.4	0.6	1.8	0.5
Comprehensive income (loss) attributable to World Fuel	$25.3	$2.2	38.6	$47.2
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	0.6	206.7	1,899.4	(165.4)	1,941.4	4.1	1,945.5
Net income (loss)	—	—	—	24.4	—	24.4	0.4	24.8
Cash dividends declared	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Amortization of share-based payment awards	—	—	3.1	—	—	3.1	—	3.1
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(2.0)	—	—	(2.0)	—	(2.0)
Purchases of common stock	(1.5)	—	(35.0)	—	—	(35.0)	—	(35.0)
Other comprehensive income (loss)	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance as of June 30, 2022	61.9	$0.6	$172.8	$1,916.4	$(174.0)	$1,915.7	$4.5	$1,920.2
Net income (loss)	—	—	—	42.5	—	42.5	1.4	43.9
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	7.3	—	—	7.3	—	7.3
Other comprehensive income (loss)	—	—	—	—	(17.2)	(17.2)	—	(17.2)
Balance as of September 30, 2022	61.9	$0.6	$180.1	$1,950.2	$(191.2)	$1,939.7	$5.9	$1,945.6

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	18.9	—	18.9	—	18.8
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	8.7	—	—	8.7	—	8.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Other comprehensive income (loss)	—	—	—	—	12.4	12.4	—	12.4
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of March 31, 2021	63.0	0.6	210.8	1,848.3	(120.3)	1,939.5	3.5	1,943.0
Net income (loss)	—	—	—	17.6	—	17.6	(0.1)	17.6
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Other comprehensive income (loss)	—	—	—	—	(3.8)	(3.8)	—	(3.8)
Balance as of June 30, 2021	63.3	$0.6	$211.3	$1,858.4	$(124.1)	$1,946.2	$3.5	$1,949.7
Net income (loss)	—	—	—	21.7	—	21.7	0.6	22.3
Cash dividends declared	—	—	—	(7.5)	—	(7.5)	—	(7.5)
Amortization of share-based payment awards	—	—	3.3	—	—	3.3	—	3.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	(0.8)	—	(24.4)	—	—	(24.4)	—	(24.4)
Other comprehensive income (loss)	—	—	—	—	(19.5)	(19.5)	—	(19.5)
Balance as of September 30, 2021	62.6	$0.6	$190.2	$1,872.6	$(143.6)	$1,919.7	$4.1	$1,923.8

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$95.0	$58.7
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Depreciation and amortization	80.1	60.2
Provision for credit losses	6.1	2.8
Share-based payment award compensation costs	14.0	15.4
Deferred income tax expense (benefit)	(8.0)	(18.1)
Foreign currency (gains) losses, net	15.7	(10.6)
Loss (gain) on sale of business	—	1.7
Other	88.4	16.5
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(798.6)	(807.9)
Inventories	(207.1)	(92.5)
Prepaid expenses	(27.9)	(26.9)
Short-term derivative assets, net	(446.3)	(61.0)
Other current assets	(84.2)	46.0
Cash collateral with counterparties	76.7	107.8
Other non-current assets	(232.6)	(90.4)
Accounts payable	810.9	784.0
Customer deposits	126.8	8.1
Accrued expenses and other current liabilities	527.3	151.7
Non-current income tax, net and other long-term liabilities	192.9	77.9
Total adjustments	134.3	164.6
Net cash provided by (used in) operating activities	229.3	223.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(641.7)	—
Proceeds from sale of business, net of divested cash	—	25.0
Capital expenditures	(56.2)	(28.3)
Other investing activities, net	(1.3)	(6.5)
Net cash provided by (used in) investing activities	(699.2)	(9.8)
Cash flows from financing activities:
Borrowings of debt	6,238.1	0.3
Repayments of debt	(6,038.7)	(16.5)
Dividends paid on common stock	(22.4)	(21.2)
Repurchases of common stock	(48.7)	(24.4)
Other financing activities, net	(13.3)	(8.5)
Net cash provided by (used in) financing activities	115.0	(70.3)
Effect of exchange rate changes on cash and cash equivalents	(17.0)	(6.0)
Net increase (decrease) in cash and cash equivalents	(371.9)	137.2
Cash and cash equivalents, as of the beginning of the period	652.2	658.8
Cash and cash equivalents, as of the end of the period	$280.3	$796.0
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
Accounting Standards Issued but Not Yet Adopted
Disclosure of Supplier Finance Program Obligations. In September 2022, ASU 2022-04 was issued to require the buyer in a supplier finance program to disclose the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for the rollforward, which should be applied prospectively. We are currently evaluating the provisions in the amendment to conclude if they will have a material impact on the Company's Consolidated Financial Statements or processes.

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
2. Accounts Receivable
Accounts Receivable and Allowance for Credit Losses
When we extend credit on an unsecured basis, our exposure to credit losses depends on the financial condition of our customers and macroeconomic factors beyond our control, such as global economic conditions or adverse impacts in the industries we serve, changes in oil prices and political instability.
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
We had accounts receivable, net of $3.2 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $17.6 million and $29.8 million, as of September 30, 2022 and December 31, 2021, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2022 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information. Write-offs of uncollectible receivables during the nine months ended September 30, 2022 resulted principally from pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of September 30, 2022, 96% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Nine Months Ended September 30,
	2022	2021
Balance as of January 1,	$29.8	$57.3
Charges to allowance for credit losses	6.1	2.8
Write-off of uncollectible receivables	(19.7)	(32.4)
Recoveries of credit losses	0.8	1.3
Translation adjustments	0.7	0.1
Balance as of September 30,	$17.6	$29.2
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
During the nine months ended September 30, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $9.9 billion and $6.8 billion, respectively, and recognized fees of $29.4 million and $14.6 million, respectively.

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
The purchase price allocation was finalized during the third quarter of 2022. The following table summarizes the fair value of the aggregate consideration as well as the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in millions):

Final Purchase Price Allocation
Consideration:
Cash paid at closing	$642.7
Working capital adjustment paid to seller	2.3
Common stock issued to seller	50.0
Amount due to sellers	100.0
Total fair value of consideration	$795.0

Assets acquired and liabilities assumed:
Cash	$3.3
Accounts receivable	109.8
Inventory	50.9
Property, plant and equipment	126.6
Identifiable intangible assets subject to amortization (1)	162.5
Identifiable intangible assets not subject to amortization (2)	29.3
Accounts payable	(38.0)
Other assets and liabilities, net (3)	(37.3)
Net identifiable assets acquired	407.0
Goodwill (4)	388.0
Net assets acquired	$795.0
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

Total revenue and income before income taxes of Flyers included in the Company's Condensed Consolidated Statement of Income for the period from the date of acquisition through September 30, 2022 were $2.7 billion and $56.7 million, respectively.
The following presents unaudited pro forma combined financial information of the Company for the three and nine months ended September 30, 2021 as if the acquisition of Flyers had been completed on January 1, 2021 (in millions):

(unaudited)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenue	$9,071.9	$23,212.9
Net income attributable to World Fuel	$36.7	$90.2
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
4. Goodwill
The following table provides information regarding changes in goodwill during the nine months ended September 30, 2022 and 2021 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2021	$400.1	$461.8	$861.9
2022 acquisition (1)	—	388.0	388.0
Foreign currency translation of non-USD functional currency subsidiary goodwill	(4.5)	(24.3)	(28.7)
As of September 30, 2022	$395.6	$825.5	$1,221.1
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
With the exception of the interest rate swap agreement, which matures in March 2025, the majority of our derivative contracts are expected to settle within the next year. The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2022
Commodity contracts
Long	BBL	69.1
Short	BBL	(48.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(563.9)
Buy U.S. dollar, sell other currencies	USD	828.5

Interest rate contracts
Interest rate swap	USD	300.0
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
	Condensed Consolidated Balance Sheets Location	September 30,	December 31,	September 30,	December 31,
Derivative Instruments		2022	2021	2022	2021
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$0.4	$1.8	$—	$9.7
	Short-term derivative liabilities, net	8.1	0.1	6.5	0.4

Interest rate contracts	Short-term derivative assets, net	11.1	—	—	—
	Other non-current assets	15.0	5.4	—	—
	Short-term derivative liabilities, net	—	—	—	0.3
Total derivatives designated as hedging instruments		34.7	7.3	6.5	10.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	1,105.7	516.3	580.9	337.5
	Other non-current assets	502.1	112.2	189.5	27.6
	Short-term derivative liabilities, net	566.1	117.6	1,172.6	286.6
	Other long-term liabilities	299.7	15.5	586.8	82.1

Foreign currency contracts	Short-term derivative assets, net	32.6	3.8	24.3	1.7
	Other non-current assets	1.4	0.1	0.6	—
	Short-term derivative liabilities, net	(0.1)	0.8	—	2.6
	Other long-term liabilities	0.2	—	0.2	—
Total derivatives not designated as hedging instruments		2,507.8	766.3	2,554.8	738.1
Total derivatives		$2,542.5	$773.6	$2,561.2	$748.5
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 8. Fair Value Measurements.

The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Inventory	$62.4	$59.3	$(6.2)	$0.6
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2022			September 30, 2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$15,661.3	$15,339.0	$34.0	$8,350.9	$8,153.4	$10.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(5.8)	—	—	3.1	—
Derivatives designated as hedging instruments	—	5.0	—	—	(4.8)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(20.1)	2.5	—	(20.2)	128.2	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(1.3)	—	—	(0.3)
Total amount of income and expense line items excluding the impact of hedges	$15,681.4	$15,340.6	$32.7	$8,371.0	$8,279.8	$10.1

	For the Nine Months Ended
	September 30, 2022			September 30, 2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$45,165.4	$44,358.7	$74.8	$21,394.2	$20,821.3	$29.2
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	36.4	—	—	29.7	—
Derivatives designated as hedging instruments	—	(47.1)	—	—	(24.5)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(165.7)	2.5	—	(39.3)	246.8	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	(1.8)	—	—	(1.0)
Total amount of income and expense line items excluding the impact of hedges	$45,331.2	$44,350.4	$73.0	$21,433.5	$21,073.2	$28.2
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$3.1	$(143.0)	$(128.4)	$(334.1)
Commodity contracts	Cost of revenue	$(2.9)	$22.0	$8.8	$37.2
For the nine months ended September 30, 2022 and 2021, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2022, on a pre-tax basis, $0.1 million and $0.3 million are scheduled to be reclassified from Accumulated other comprehensive income (loss) as an increase to Revenue and a decrease to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Commodity contracts (Revenue)	$(5.5)	$53.7	$(114.5)	$(22.3)
Commodity contracts (Cost of revenue)	2.7	17.8	2.0	172.1
Interest rate contracts (Interest expense and other financing costs, net)	$4.1	$(0.2)	$14.1	$2.8
Total gain (loss)	$1.2	$71.4	$(98.4)	$152.6

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$(14.8)	$(15.5)	$(121.8)	$(30.1)
Commodity contracts	Cost of revenue	1.8	95.5	1.8	183.9
Interest rate contracts	Interest expense and other financing costs, net	(0.9)	(0.3)	(1.3)	(0.7)
Total gain (loss)		$(13.9)	$79.7	$(121.3)	$153.1
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments - Non-designated	Location	2022	2021	2022	2021
Commodity contracts	Revenue	$80.3	$3.3	$229.2	$(287.6)
	Cost of revenue	6.3	15.0	(10.7)	321.8
		86.6	18.3	218.5	34.2
Foreign currency contracts	Revenue	0.3	0.9	0.4	1.1
	Other (expense), net	14.2	1.5	18.1	3.4
		14.5	2.4	18.4	4.4
Total gain (loss)		$101.1	$20.8	$236.9	$38.7
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	September 30, 2022	December 31, 2021
Net derivative liability positions with credit contingent features	$4.8	$3.3
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$4.8	$3.3
As of September 30, 2022 and December 31, 2021, there was no collateral held by our counterparties on these derivative contracts with credit-risk-contingent features.
6. Debt, Interest Income, Expense, and Other Finance Costs
Credit Facility
On April 1, 2022, we entered into Amendment No. 8 to Fourth Amended and Restated Credit Agreement as further modified by Amendment No. 9 dated July 12, 2022 to: (i) increase the revolving credit facility to $1.5 billion and provide a term loan of $500 million, thereby replacing the existing Term Loan and increasing the total facility to $2.0 billion; (ii) modify the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iii) extend the maturity to April 1, 2027; and (iv) modify certain financial and other covenants to provide greater operating flexibility.

Long-Term Debt
Our outstanding debt consists of the following (in millions):

	September 30, 2022	December 31, 2021
Credit Facility	$200.0	$—
Term loans	491.4	484.1
Finance leases	15.2	21.2
Other	2.7	3.3
Total debt	709.3	508.7
Less: Current maturities of long-term debt and finance leases	15.7	30.6
Long-term debt	$693.6	$478.1
Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income	$0.8	$1.7	$4.6	$5.4
Interest expense and other financing costs	(34.7)	(12.1)	(79.4)	(34.6)
Interest expense and other financing costs, net	$(34.0)	$(10.4)	$(74.8)	$(29.2)
7. Shareholders' Equity
Cash Dividends
During the nine months ended September 30, 2022, the Company's Board of Directors declared quarterly cash dividends of $0.12, $0.12, and $0.14 per common share representing $7.6 million, $7.4 million, and $8.6 million in total dividends, which were paid on April 8, 2022, July 1, 2022, and October 7, 2022, respectively. During the nine months ended September 30, 2021, quarterly cash dividends were declared of $0.12 per common share representing $7.5 million, $7.6 million, and $7.5 million in total dividends, which were paid on April 9, 2021, July 1, 2021, and October 8, 2021, respectively.

Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss), consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(77.5)	(98.4)	(175.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121.3	121.3
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of September 30, 2022	$(211.4)	$20.2	$(191.2)

Balance as of January 1, 2021	$(120.3)	$(12.3)	$(132.6)
Other comprehensive income (loss) before reclassifications	(10.6)	152.6	142.0
Amounts reclassified from accumulated other comprehensive income (loss)	—	(153.1)	(153.1)
Less: Net other comprehensive (income) loss attributable to noncontrolling interest	—	—	—
Balance as of September 30, 2021	$(130.9)	$(12.8)	$(143.6)
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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$1,272.8	$1,201.7	$7.8	$2,482.3
Interest rate contract	—	26.2	—	26.2
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	13.9	—	13.9
Total assets at fair value	$1,272.8	$1,275.9	$7.8	$2,556.5

Liabilities:
Commodities contracts	$921.5	$1,609.7	$5.0	$2,536.1
Foreign currency contracts	—	25.1	—	25.1
Total liabilities at fair value	$921.5	$1,634.7	$5.0	$2,561.2

	Fair Value Measurements as of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$513.3	$247.6	$2.6	$763.5
Interest rate contract	—	5.4	—	5.4
Foreign currency contracts	—	4.7	—	4.7
Cash surrender value of life insurance	—	14.6	—	14.6
Total assets at fair value	$513.3	$272.3	$2.6	$788.3

Liabilities:
Commodities contracts	$361.5	$378.6	$3.8	$743.9
Interest rate contract	—	0.3	—	0.3
Foreign currency contracts	—	4.3	—	4.3
Total liabilities at fair value	$361.5	$383.2	$3.8	$748.5
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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$2,482.3	$1,635.6	$846.7	$329.9	$—	$516.8
Interest rate contract	26.2	—	26.2	—	—	26.2
Foreign currency contracts	34.1	25.1	9.0	—	—	9.0
Total assets at fair value	$2,542.5	$1,660.7	$881.8	$329.9	$—	$551.9

Liabilities:
Commodities contracts	$2,536.1	$1,635.6	$900.5	$146.5	$—	$754.0
Foreign currency contracts	25.1	25.1	—	—	—	—
Total liabilities at fair value	$2,561.2	$1,660.7	$900.5	$146.5	$—	$754.0

	Fair Value as of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$763.5	$513.1	$250.4	$7.6	$—	$242.8
Interest rate contract	5.4	—	5.4	—	—	5.4
Foreign currency contracts	4.7	2.6	2.1	—	—	2.1
Total assets at fair value	$773.6	$515.6	$258.0	$7.6	$—	$250.4

Liabilities:
Commodities contracts	$743.9	$513.1	$230.8	$3.2	$—	$227.7
Interest rate contract	0.3	—	0.3	—	—	0.3
Foreign currency contracts	4.3	2.6	1.7	—	—	1.7
Total liabilities at fair value	$748.5	$515.6	$232.8	$3.2	$—	$229.7
At September 30, 2022 and December 31, 2021, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2022, one of our counterparties with a total exposure of $103.3 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $51.4 million from the counterparty.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2022 and December 31, 2021, respectively. The Flyers assets acquired and liabilities assumed were measured and recorded at their acquisition date fair values during the nine months ended September 30, 2022 as discussed in Note 3. Acquisitions.

9. Revenue from Contracts with Customers
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Aviation	$334.7	$173.6	$878.5	$451.0
Land	3.7	6.5	58.9	16.1
Marine	1,341.9	891.2	4,017.1	2,337.5
Asia Pacific	1,680.3	1,071.4	4,954.5	2,804.6

Aviation	1,500.9	639.4	3,444.7	1,269.4
Land	1,059.4	571.4	3,056.1	1,737.1
Marine	1,017.2	652.8	2,979.7	1,700.1
EMEA	3,577.6	1,863.7	9,480.5	4,706.6

Aviation	1,211.2	561.1	3,493.4	1,363.6
Land	235.7	160.6	699.0	423.1
Marine	248.8	160.6	826.4	417.2
LATAM	1,695.7	882.3	5,018.8	2,203.9

Aviation	4,216.2	2,362.3	12,568.1	5,737.3
Land	3,622.0	1,932.6	10,807.8	5,143.9
Marine	544.3	283.2	1,777.1	828.7
North America	8,382.5	4,578.1	25,153.0	11,709.9

Other revenues (excluded from ASC 606) (1)	325.2	(44.7)	558.6	(30.8)

Total revenue	$15,661.3	$8,350.9	$45,165.4	$21,394.2
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of September 30, 2022 and December 31, 2021, the contract assets and contract liabilities recognized by the Company were not material.
10. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$18.9	$10.0	$22.7	$20.8
Effective income tax rate	30.1%	30.9%	19.3%	26.1%

Our provision for income taxes for the three months ended September 30, 2022 includes a discrete income tax benefit of $1.5 million, net, of which a benefit of $3.1 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, reduced by a net tax expense of $1.5 million related to other worldwide tax adjustments. For the three months ended September 30, 2021, the provision includes a net discrete income tax benefit of $1.1 million primarily related to adjustments resulting from tax return filings in several worldwide jurisdictions reduced by other tax reserve provisions.
Our provision for income taxes for the nine months ended September 30, 2022 includes a discrete income tax benefit of $13.3 million, net, of which a benefit of $9.4 million relates to the reversal of valuation allowances previously recorded against the deferred tax assets of two of our foreign subsidiaries and $7.3 million relates to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries, reduced by a net tax expense of $3.4 million related to other worldwide tax adjustments. For the nine months ended September 30, 2021, the provision includes net discrete income tax benefits of $4.5 million related to the impact of a change in the United Kingdom's tax rate and $1.6 million related to an adjustment for the final purchase price allocation on the sale of the Multiservice payment solutions business, reduced by a net discrete tax expense of $1.2 million related to tax reserve provisions, adjustments related to the filing in several worldwide jurisdictions, and other worldwide tax adjustments.
Our income tax provisions for the three and nine months ended September 30, 2022 and 2021 were calculated based on the estimated annual effective income tax rates for the 2022 and 2021 years, respectively. The actual effective income tax rate for the 2022 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax years. One of our subsidiaries in Denmark has been under audit for its 2013 - 2015 tax years since 2018 and was notified in March 2021 that its 2016 - 2019 tax years were also under examination. Through the nine months ended September 30, 2022, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial and a proposed tax assessment for the 2015 tax year of approximately $12.7 million (DKK 96.1 million). In April 2022, we received a proposed tax assessment for the 2016 and 2017 tax years of approximately $17.6 million (DKK 133.8 million) and $20.5 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In March 2022, we received a proposed settlement for the 2011 to 2014 tax years of the Korea branch of one of our subsidiaries related to income tax assessment notices received in 2017 totaling $7.8 million (KRW 11.3 billion) and revised in 2021 to $7.4 million (KRW 10.6 billion). The proposed settlement reduced the total South Korean assessment for the 2011 to 2014 tax years to approximately $1.4 million (KRW 2.0 billion), including tax, interest, and penalties. We agreed to the proposed settlement in the second quarter of 2022.
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

Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2022	2021	2022	2021
Aviation segment	$7,262.0	$3,579.7	$20,116.0	$8,480.5
Land segment	5,013.9	2,670.4	14,826.6	7,315.8
Marine segment	3,385.4	2,100.7	10,222.9	5,597.8
Total revenue	$15,661.3	$8,350.9	$45,165.4	$21,394.2

Income from operations:
Aviation segment	$57.9	$57.0	$58.5	$114.0
Land segment	22.2	3.7	88.5	44.5
Marine segment	48.1	3.6	124.0	14.8
Corporate overhead - unallocated	(27.9)	(22.6)	(76.6)	(63.1)
Total income from operations	$100.3	$41.7	$194.4	$110.2
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2022	December 31, 2021
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $5.7 and $18.4 as of September 30, 2022 and December 31, 2021, respectively	$1,341.3	$972.9
Land segment, net of allowance for credit losses of $4.8 and $3.8 as of September 30, 2022 and December 31, 2021, respectively	1,063.5	664.7
Marine segment, net of allowance for credit losses of $3.8 and $3.9 as of September 30, 2022 and December 31, 2021, respectively	768.2	717.7
Total accounts receivable, net	$3,172.9	$2,355.3

Total assets:
Aviation segment	$2,875.3	$2,305.6
Land segment	3,580.5	2,106.1
Marine segment	1,057.1	1,022.7
Corporate	457.3	507.9
Total assets	$7,970.3	$5,942.4

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income attributable to World Fuel	$42.5	$21.7	$93.2	$58.2
Denominator:
Weighted average common shares for basic earnings per common share	62.0	63.0	62.5	63.1
Effect of dilutive securities	0.3	0.3	0.3	0.4
Weighted average common shares for diluted earnings per common share	62.3	63.3	62.8	63.6
Basic earnings (loss) per common share	$0.69	$0.34	$1.49	$0.92
Diluted earnings (loss) per common share	$0.68	$0.34	$1.48	$0.92
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.6	0.8	1.5	0.8
13. Commitments and Contingencies
We are a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. For example, in December 2021, judgments were entered against one of our subsidiaries in the Singapore High Court in companion actions filed by a financing bank of two of our subsidiary’s suppliers. Each of the claims arose out of a financing arrangement between our subsidiary's supplier and the bank and the resulting judgments, including principal and interest, are in the aggregate amount of approximately $33 million. We believe the claims are without merit, have appealed the judgments and are vigorously defending against the claims.
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $23.8 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessment primarily consists of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $11.4 million (BRL 61.6 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of September 30, 2022, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) growth strategies, the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iii) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (iv) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, (v) estimates regarding the financial impact of our derivative contracts, (vi) our role in the transition to lower carbon alternatives and the impact of our services on such transition, and (vii) the effects of the continuing recovery from the coronavirus pandemic, or COVID-19, including our expectations about demand, volume, and profitability. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•inflationary pressures and their impact on our customers or the global economy, including sudden or significant increases in interest rates or a global recession;
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
•our failure to comply with restrictions and covenants in our senior revolving credit facility ("Credit Facility") and our senior term loan ("Term Loan"), including our financial covenants;
•the impact of cyber and other information security-related incidents;
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as the current conflict in Eastern Europe;

•greenhouse gas reduction programs and other environmental and climate change legislation adopted by governments around the world, including cap and trade regimes, carbon taxes, increased efficiency standards and mandates for renewable energy, each of which could increase our operating and compliance costs as well as adversely impact our sales of fuel products;
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
•currency exchange fluctuations;
•our ability to effectively leverage technology and operating systems and realize the anticipated benefits;
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
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1. Business in our 2021 10-K Report. Selected financial information with respect to our business segments is provided in Note 11. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our improving logistics capability and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold for strategic reasons at certain locations. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, depending on market pricing dynamics we may experience negative impacts on our results, particularly in a market pricing environment experiencing severe backwardation, such as in the first half of 2022, where oil futures forward prices traded at significantly lower levels than the current market price. Our results of operations in our aviation segment have been significantly affected during the last two fiscal years by the effects of the COVID-19 pandemic, as well as the withdrawal of the troops from Afghanistan by the U.S. and NATO that concluded in the third quarter of 2021. However, the relaxation of global travel restrictions in conjunction with higher vaccination distribution and lower COVID-19 case rates has contributed to a substantial recovery in global aviation volumes as compared to pre-pandemic levels.
Land Segment
We believe our land segment is well-positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including Flyers which we acquired in January 2022, serving to further enhance our business to deliver value-added solutions to our land fuel customers. See Note 3. Acquisitions for additional information.
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
Marine Segment
Our marine segment has traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. Beginning in the latter part of the first quarter of 2020 and continuing through 2021, we experienced a material decline in volume and related profitability primarily due to the impact of the COVID-19 pandemic on the marine transportation industry. However, throughout 2022, our marine segment has significantly benefited from the constrained credit environment arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility.

Macroeconomic Environment
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, primarily driven by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs in 2022. However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in certain parts of our business or that may result from proactive measures we take to reduce the impact of inflation on our net operating results. These benefits can include higher commodity prices that typically result in a constrained credit environment, often creating favorable market conditions that increase demand for our services, as well as our ability to renegotiate prices due to many of our sales contracts being 12 months or less in duration. Additionally, we take measures to mitigate the impact of increases in fuel prices through comprehensive hedging programs and the use of financial derivative contracts.
For these reasons, the increased cost environment, caused in part by inflation, has not had a material impact on our historical results of operations for the periods presented in this report. However, a significant or prolonged period of high inflation, particularly when combined with rising interest rates due to actions taken by governments to attempt to control inflation, could adversely impact our results if costs, including employee compensation driven by competitive job market conditions, were to increase at a rate greater than the increase in the revenues we generate. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period.
See Part II, Item 1A Risk Factors – “We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable,” “Changes in the market price of fuel may have a material adverse effect on our business,” “Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations,” and “Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business” in our 2021 10-K Report for additional discussion of these risks.

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended September 30,
	2022	2021
Revenue	$15,661.3	$8,350.9
Cost of revenue	15,339.0	8,153.4
Gross profit	322.3	197.5
Operating expenses:
Compensation and employee benefits	141.1	93.5
General and administrative	81.7	60.6
Restructuring charges	(0.8)	1.7
Total operating expenses	222.0	155.8
Income (loss) from operations	100.3	41.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(34.0)	(10.4)
Other income (expense), net	(3.5)	1.0
Total non-operating income (expense), net	(37.5)	(9.4)
Income (loss) before income taxes	62.8	32.3
Provision for income taxes	18.9	10.0
Net income (loss) including noncontrolling interest	43.9	22.3
Net income (loss) attributable to noncontrolling interest	1.4	0.6
Net income (loss) attributable to World Fuel	$42.5	$21.7

Basic earnings (loss) per common share	$0.69	$0.34

Diluted earnings (loss) per common share	$0.68	$0.34
Revenue. Our consolidated revenue for the three months ended September 30, 2022 was $15.7 billion, an increase of $7.3 billion, or 88%, compared to the three months ended September 30, 2021, due to higher fuel prices and increased volumes in our aviation, land, and marine segments, as discussed further below.
Gross Profit. Our gross profit for the three months ended September 30, 2022 was $322.3 million, an increase of $124.9 million, or 63%, compared to the three months ended September 30, 2021, attributable to increased gross profit of $55.3 million, $53.0 million, and $16.6 million in the land, marine, and aviation segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended September 30, 2022 were $222.0 million, an increase of $66.2 million, or 43%, compared to the three months ended September 30, 2021. The increase in operating expenses was partially attributable to increased compensation and employee benefit costs related, in part, to the increase in quarterly gross profit in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the addition of Flyers' operating expenses of $19.7 million, as well as higher general and administrative costs as business activity continues to normalize.
Non-Operating Income (Expense), net. For the three months ended September 30, 2022, we had net non-operating expense of $37.5 million compared to net non-operating expense of $9.4 million for the three months ended September 30, 2021. The increase of $28.1 million during the three months ended September 30, 2022 was primarily attributable to an increase in interest expense, driven by higher interest rates and an increase in sales of accounts receivable under our receivables purchase agreements ("RPAs").

Income Taxes. For the three months ended September 30, 2022, we recognized an income tax expense of $18.9 million, compared to income tax expense of $10.0 million for the three months ended September 30, 2021. The increase of $8.9 million was primarily attributable to an increase in our global pre-tax income and differences in the results of our subsidiaries in tax jurisdictions with different tax rates. See Note 10. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2022	2021	Change
Revenue	$7,262.0	$3,579.7	$3,682.2

Gross profit	$129.6	$113.0	$16.6
Operating expenses	71.7	56.0	15.7
Income (loss) from operations	$57.9	$57.0	$0.9

Operational metrics:
Aviation segment volumes (gallons)	1,839.6	1,655.6	184.0
Aviation segment average price per gallon	$3.75	$2.09	$1.66
Revenues in our aviation segment were $7.3 billion for the three months ended September 30, 2022, an increase of $3.7 billion, or 103%, compared to the three months ended September 30, 2021. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 79% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of the rise in global oil prices. Total aviation volumes increased by 184 million gallons, or 11%, to 1.8 billion gallons as demand for air travel continued to recover, particularly in the international passenger airline markets.
Our aviation segment gross profit for the three months ended September 30, 2022 was $129.6 million, an increase of $16.6 million, or 15%, compared to the three months ended September 30, 2021. The increase in gross profit was primarily attributable to increased volumes from the continued recovery in demand for air travel as well as an increase in profit contribution from service offerings, partially offset by the reduction in our government-related activity in Afghanistan as a result of the military withdrawal which concluded during the third quarter of 2021.
Income from operations in our aviation segment for the three months ended September 30, 2022 was $57.9 million, an increase of $0.9 million, or 2%, compared to the three months ended September 30, 2021. The increase in gross profit discussed above was offset by a $15.7 million increase in operating expenses driven principally by higher compensation and employee benefit costs as well as higher general and administrative costs, primarily travel and marketing expenses, as business activity continues to normalize.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2022	2021	Change
Revenue	$5,013.9	$2,670.4	$2,343.5

Gross profit	$117.9	$62.6	$55.3
Operating expenses	95.7	59.0	36.8
Income (loss) from operations	$22.2	$3.7	$18.5

Operational metrics:
Land segment volumes (gallons)	1,515.1	1,293.7	221.4
Land segment average price per gallon	$3.31	$2.06	$1.25

Revenues in our land segment were $5.0 billion for the three months ended September 30, 2022, an increase of $2.3 billion, or 88%, compared to the three months ended September 30, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon, or gallon equivalent sold, increased by 60% in the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of the rise in global energy prices. Total volumes increased by 221.4 million, or 17%, to 1.5 billion gallons or gallon equivalents in the three months ended September 30, 2022 compared to the three months ended September 30, 2021, primarily due to the acquisition of Flyers in January 2022 and increased activity in World Kinect's natural gas and power activities.
Our land segment gross profit for the three months ended September 30, 2022 was $117.9 million, an increase of $55.3 million, or 88%, compared to the three months ended September 30, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $36.7 million during the three months ended September 30, 2022 and stronger performance across our businesses, principally in North America, partially offset by the reduction in our government-related activity in Afghanistan.
In our land segment, income from operations for the three months ended September 30, 2022 was $22.2 million, an increase of $18.5 million, or 505%, compared to the three months ended September 30, 2021. The increase in gross profit discussed above was partially offset by an increase in operating expenses as a result of the acquisition of Flyers as well as higher compensation and employee benefit costs, in addition to higher general and administrative costs, primarily travel and marketing expenses, as business activity continues to normalize.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended September 30,
	2022	2021	Change
Revenue	$3,385.4	$2,100.7	$1,284.7

Gross profit	$74.8	$21.9	$53.0
Operating expenses	26.7	18.2	8.5
Income (loss) from operations	$48.1	$3.6	$44.5

Operational metrics:
Marine segment volumes (metric tons)	4.8	4.8	0.1
Marine segment average price per metric ton	$701.14	$440.55	$260.59
Revenues in our marine segment were $3.4 billion for the three months ended September 30, 2022, an increase of $1.3 billion, or 61%, compared to the three months ended September 30, 2021. The increase in revenue was principally driven by a 59% increase in the average price per metric ton of bunker fuel sold in the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Total volumes were 4.8 million metric tons for the three months ended September 30, 2022 and 2021.
Our marine segment gross profit for the three months ended September 30, 2022 was $74.8 million, an increase of $53.0 million, or 242%, compared to the three months ended September 30, 2021. The increase in gross profit was principally attributable to the impact of higher bunker fuel prices and market volatility, as well as a constrained credit environment.
Our marine segment income from operations for the three months ended September 30, 2022 was $48.1 million, an increase of $44.5 million, or 1,229%, compared to the three months ended September 30, 2021, primarily due to the increase in gross profit, partially offset by a $8.5 million increase in operating expenses as a result of higher incentive compensation.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2022	2021
Revenue	$45,165.4	$21,394.2
Cost of revenue	44,358.7	20,821.3
Gross profit	806.7	573.0
Operating expenses:
Compensation and employee benefits	374.3	273.9
General and administrative	238.8	177.4
Asset impairments	—	4.7
Restructuring charges	(0.8)	6.8
Total operating expenses	612.3	462.7
Income (loss) from operations	194.4	110.2
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(74.8)	(29.2)
Other income (expense), net	(1.9)	(1.6)
Total non-operating income (expense), net	(76.7)	(30.7)
Income (loss) before income taxes	117.7	79.5
Provision for income taxes	22.7	20.8
Net income (loss) including noncontrolling interest	95.0	58.7
Net income (loss) attributable to noncontrolling interest	1.8	0.5
Net income (loss) attributable to World Fuel	$93.2	$58.2

Basic earnings (loss) per common share	$1.49	$0.92

Diluted earnings (loss) per common share	$1.48	$0.92
Revenue. Our consolidated revenue for the nine months ended September 30, 2022 was $45.2 billion, an increase of $23.8 billion, or 111%, compared to the nine months ended September 30, 2021, due to higher fuel prices and increased volumes in our aviation, land, and marine segments, as discussed further below.
Gross Profit. Our gross profit for the nine months ended September 30, 2022 was $806.7 million, an increase of $233.7 million, or 41%, compared to the nine months ended September 30, 2021, attributable to increased gross profit of $134.2 million and $130.0 million in the land and marine segments, respectively, partially offset by a decrease of $30.4 million in the aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the nine months ended September 30, 2022 were $612.3 million, an increase of $149.6 million, or 32%, compared to the nine months ended September 30, 2021. The increase in operating expenses was partially attributable to increased compensation and employee benefit costs, the addition of Flyers' operating expenses of $57.2 million, as well as higher general and administrative costs as business activity continues to normalize. These increases were partially offset by a decrease in asset impairment and restructuring charges compared to the nine months ended September 30, 2021, principally in our land segment.
Non-Operating Income (Expense), net. For the nine months ended September 30, 2022, we had net non-operating expense of $76.7 million compared to net non-operating expense of $30.7 million the nine months ended September 30, 2021. The increase of $46.0 million was primarily attributable to an increase in interest expense, driven by incremental borrowings related to the Flyers acquisition, higher interest rates, and an increase in sales of accounts receivable under our RPAs.
Income Taxes. For the nine months ended September 30, 2022, we recognized income tax expense of $22.7 million, compared to $20.8 million for the nine months ended September 30, 2021. The increase of $1.9 million was primarily attributable to an increase of $10.4 million related to higher global pre-tax income, partially offset by an $8.4 million increase in discrete tax benefits, as discussed in Note 10. Income Taxes.

Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2022	2021	Change
Revenue	$20,116.0	$8,480.5	$11,635.4

Gross profit	$246.6	$277.1	$(30.4)
Operating expenses	188.1	163.0	25.0
Income (loss) from operations	$58.5	$114.0	$(55.5)

Operational metrics:
Aviation segment volumes (gallons)	5,326.2	4,172.8	1,153.4
Aviation segment average price per gallon	$3.65	$1.94	$1.70
Revenues in our aviation segment were $20.1 billion for the nine months ended September 30, 2022, an increase of $11.6 billion, or 137%, compared to the nine months ended September 30, 2021. The increase in revenue was driven by higher average prices and increased volume. Average jet fuel price per gallon sold increased by 88% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Total aviation volumes increased by 1.2 billion gallons, or 28%, to 5.3 billion gallons as demand for air travel continued to recover, particularly in the North American and international passenger airline markets.
Our aviation segment gross profit for the nine months ended September 30, 2022 was $246.6 million, a decrease of $30.4 million, or 11%, compared to the nine months ended September 30, 2021. The decrease in gross profit was primarily due to inventory losses driven by extreme backwardation experienced principally during the second quarter of 2022, together with the reduction in our government-related activity in Afghanistan, which concluded with the military withdrawal during the third quarter of 2021, partially offset by increased volumes and higher profit contribution from service offerings as a result of the continued recovery in demand for air travel.
Income from operations in our aviation segment for the nine months ended September 30, 2022 was $58.5 million, a decrease of $55.5 million, or 49%, compared to the nine months ended September 30, 2021. In addition to the decrease in gross profit discussed above, income from operations was also impacted by a $25.0 million increase in operating expenses. The increase in operating expenses was driven principally by higher compensation and employee benefit costs as well as higher general and administrative costs, primarily travel and marketing expenses, as business activity continues to normalize.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2022	2021	Change
Revenue	$14,826.6	$7,315.8	$7,510.7

Gross profit	$360.1	$225.9	$134.2
Operating expenses	271.6	181.4	90.2
Income (loss) from operations	$88.5	$44.5	$44.0

Operational metrics:
Land segment volumes (gallons)	4,629.4	3,885.2	744.2
Land segment average price per gallon	$3.20	$1.88	$1.32

Revenues in our land segment were $14.8 billion for the nine months ended September 30, 2022, an increase of $7.5 billion, or 103%, compared to the nine months ended September 30, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon sold increased by 70% in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, total volumes increased by 744.2 million gallons, or 19%, to 4.6 billion gallons or gallon equivalents in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to the acquisition of Flyers and the increased activity in World Kinect.
Our land segment gross profit for the nine months ended September 30, 2022 was $360.1 million, an increase of $134.2 million, or 59%, compared to the nine months ended September 30, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $114.3 million in the nine months ended September 30, 2022 as well as stronger performance across our businesses, principally in North America, the UK, and Brazil. These increases were partially offset by the reduction in our government-related activity in Afghanistan.
In our land segment, income from operations for the nine months ended September 30, 2022 was $88.5 million, an increase of $44.0 million, or 99%, compared to the nine months ended September 30, 2021. The increase in gross profit discussed above was partially offset by an increase in operating expenses, driven by the acquisition of Flyers, as well as higher compensation and employee benefit costs and general and administrative costs as described under Consolidated Results of Operations above.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Nine Months Ended September 30,
	2022	2021	Change
Revenue	$10,222.9	$5,597.8	$4,625.0

Gross profit	$200.0	$70.0	$130.0
Operating expenses	76.0	55.3	20.7
Income (loss) from operations	$124.0	$14.8	$109.2

Operational metrics:
Marine segment volumes (metric tons)	14.4	13.6	0.8
Marine segment average price per metric ton	$709.99	$411.92	$298.07
Revenues in our marine segment were $10.2 billion for the nine months ended September 30, 2022, an increase of $4.6 billion, or 83%, compared to the nine months ended September 30, 2021. The increase in revenue was principally driven by a 72% increase in the average price per metric ton of bunker fuel sold in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, total volumes increased by 0.8 million metric tons, or 6%, to 14.4 million metric tons in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.
Our marine segment gross profit for the nine months ended September 30, 2022 was $200.0 million, an increase of $130.0 million, or 186%, compared to the nine months ended September 30, 2021. The increase in gross profit was principally attributable to the impact of higher bunker fuel prices and market volatility, as well as a constrained credit environment.
Our marine segment income from operations for the nine months ended September 30, 2022 was $124.0 million, an increase of $109.2 million, or 740%, compared to the nine months ended September 30, 2021, principally due to the increase in gross profit, partially offset by a $20.7 million increase in operating expenses driven largely by higher incentive compensation as well as higher general and administrative costs, primarily travel, marketing, and professional fees.
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
Based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2022 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Credit Facility and Term Loan. On April 1, 2022, we entered into Amendment No. 8 to the Fourth Amended and Restated Credit Agreement, as further amended by Amendment No. 9 dated July 12, 2022, to amend certain terms and conditions of our Credit Facility, including: (i) increasing the revolving credit facility to $1.5 billion and providing a term loan of $500 million, thereby replacing the existing Term Loan and increasing the total facilities to $2.0 billion; (ii) modifying the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iii) extending the maturity to April 1, 2027; and (iv) modifying certain financial and other covenants to provide greater operating flexibility. Our availability under our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our consolidated earnings before interest, taxes, depreciation and amortization, and share-based compensation, with such adjustments as specified therein, for the four immediately preceding fiscal quarters. The Credit Facility generally limits the total amount of indebtedness we may incur to a consolidated total leverage ratio of not more than 4.75 to 1.
As a result of the foregoing, as well as other covenants and restrictions contained in our Credit Facility, our availability under the Credit Facility may fluctuate from period to period. In addition, our failure to comply with the covenants contained in our Credit Facility and our Term Loan could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loan, trigger cross-defaults under certain other agreements to which we are a party and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
Receivables Purchase Agreements. We also have accounts receivable programs under RPAs that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less a discount margin, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the nine months ended September 30, 2022 and 2021, we sold receivables under the RPAs with an aggregate face value of $9.9 billion and $6.8 billion, respectively. See Note 2. Accounts Receivable for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2021 to September 30, 2022. For a discussion of these matters, refer to Item 7 - Liquidity and Capital Resources of our 2021 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2022 and 2021 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended September 30,
	2022	2021
Net cash provided by (used in) operating activities	$229.3	$223.3
Net cash provided by (used in) investing activities	(699.2)	(9.8)
Net cash provided by (used in) financing activities	115.0	(70.3)
Operating Activities. For the nine months ended September 30, 2022, net cash provided by operating activities was $229.3 million, compared to $223.3 million net cash provided during the nine months ended September 30, 2021. The $6.0 million increase in operating cash flows was principally attributable to an increase in net income

(see “Results of Operations” for further details of the drivers impacting our net income) adjusted for noncash items (primarily related to unrealized derivative activity and depreciation) of $164.7 million, which was partially offset by the impacts of the overall increase in volumes as well as higher average fuel prices in 2022. The increased prices and volumes compared to the prior year negatively impacted our inventory costs, increased both our accounts receivable and our accounts payable, and also drove an increase in our derivative-related activity and transaction tax payments. These negative impacts on our operating cash flow were partially offset by an increase in sales of accounts receivable under our RPA programs (as discussed under “Sources of Liquidity and Factors Impacting Our Liquidity” above) and an increase in customer deposits.
Investing Activities. For the nine months ended September 30, 2022, net cash used in investing activities was $699.2 million, compared to net cash used of $9.8 million during the nine months ended September 30, 2021. The net cash used in investing activities for the nine months ended September 30, 2022 was primarily driven by $641.7 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $56.2 million for capital expenditures. Net cash used in investing activities for the nine months ended September 30, 2021 was principally due to capital expenditures of $28.3 million, partially offset by $25.0 million received from the sale of a business.
Financing Activities. For the nine months ended September 30, 2022, net cash provided by financing activities was $115.0 million compared to net cash used of $70.3 million for the nine months ended September 30, 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net borrowings under our Credit Facility of $199.4 million, primarily driven by incremental borrowings related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock and dividend payments of $22.4 million. Net cash used in financing activities for the nine months ended September 30, 2021 was primarily driven by common stock repurchases of $24.4 million, dividend payments on our common stock of $21.2 million and net repayments of debt under our Credit Facility of $16.2 million.
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
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of September 30, 2022, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks.
Based on the assessments performed, and supported by the available information as of September 30, 2022, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2021. Please refer to our 2021 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of September 30, 2022, see Note 5. Derivative Instruments.

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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2022.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2022 - 7/31/2022	—	$—	—	$147,053
8/1/2022 - 8/31/2022	—	—	—	147,053
9/1/2022 - 9/30/2022	—	—	—	147,053
Total	—	$—	—	$147,053
(1)    These amounts include shares purchased as part of our publicly announced programs and shares owned and tendered by employees to satisfy the required withholding taxes related to share-based payment awards, which are not deducted from shares available to be purchased under publicly announced programs.
(2)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase programs do not require a minimum number of shares of common stock to be purchased, have no expiration date and may be suspended or discontinued at any time. As of September 30, 2022, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
10.1	Amendment No. 9 to the Fourth Amended and Restated Credit Agreement, dated as of July 12, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 29, 2022).

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2022	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer