Form 10-K
period 2022-12-31
WORLD FUEL SERVICES CORP
filed 2023-02-24
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
	COMMISSION FILE NUMBER	001-09533
WORLD FUEL SERVICES CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)
Registrant’s telephone number, including area code:
	(305)	428-8000
Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock, $0.01 par value	INT				New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Exchange Act). Yes ☐ No ☒
As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1.237 billion.
As of February 17, 2023, the registrant had approximately 62,042,282 shares of outstanding common stock, par value $0.01 per share.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2023 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2022 10-K Report") as "World Fuel," "we," "our," and "us."
We are a leading global energy management company, offering a broad suite of energy advisory, management and fulfillment services, digital and other technology solutions, as well as sustainability products and services across the energy product spectrum. We are principally involved in providing energy procurement and related products and services to commercial and industrial customers in the aviation, land, and marine transportation industries. We have also expanded our product and service offerings to include energy advisory services, sustainability and renewable energy solutions, as well as supply fulfillment for natural gas and power. We are continuing to focus on advancing the energy transition to lower carbon alternatives through expanding our portfolio of energy solutions and providing customers with greater access to sustainably sourced energy as well as mechanisms to compensate for residual emissions in the near term.
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
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 Northwest 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is https://www.wfscorp.com and the investor relations section of our website is located at https://ir.wfscorp.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct ("Code of Conduct"), Board of Directors’ committee charters and Corporate Governance Principles. Our internet website and information contained on our internet website are not part of this 2022 10-K Report and are not incorporated by reference in this 2022 10-K Report.
A reference to a "Note" herein refers to the accompanying Notes to the Consolidated Financial Statements within Part IV. Item 15. Notes to the Consolidated Financial Statements included in this 2022 10-K Report.
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
Financial information with respect to our business segments, the geographic areas of our business and our customers is provided below and within Note 14. Business Segments, Geographic Information, and Major Customers.
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

and foreign government and military customers, such as the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization ("NATO") (collectively, "government customers"). In addition, we offer a growing suite of digital and technology solutions, including payment and processing services, as well as operate a web-based marketplace platform that facilitates aircraft charter arrangements.
Given that fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network consisting of on-airport fueling operations and third-party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offerings combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in locations worldwide.
We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped, typically via pipelines or truck, and held at multiple locations in order to meet the needs of our customers. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or government-controlled prices. Additionally, we have been taking actions designed to increase the availability of renewable and lower-carbon fuels such as sustainable aviation fuel ("SAF") and are working to expand and develop our supply chain with the vision to make SAF an everyday purchase.
Land Segment
In our land segment, we primarily offer fuel, lubricants, heating oil, natural gas, power, and related products and related services to commercial, industrial, residential and government customers, as well as retail petroleum operators. We have also expanded our offerings to include lower carbon alternatives, such as renewable diesel (also known as hydrotreated vegetable oil or "HVO"), biodiesel, and renewable natural gas (biogas). We primarily conduct these activities throughout most of the U.S. as well as parts of the United Kingdom ("U.K.") and Brazil. Our services include energy procurement management, price risk management, as well as sustainability solutions, such as carbon management and renewable energy solutions through World Kinect, our global energy management brand.
In connection with our fuel marketing activities, we distribute fuel under long-term contracts to branded and unbranded distributors, convenience stores and retail fuel outlets operated by third parties. We also distribute heating oil to residential customers and unbranded fuel to numerous other customers, including commercial and industrial customers, such as manufacturing, mining, agriculture, construction, and oil and gas exploration companies. These transactions may be pursuant to fuel purchase contracts or through spot sales. In certain instances, we serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through spot and contract sales. We also maintain inventory in certain strategic locations, the cost of which is generally tied to market-based formulas.
Finally, we also provide transportation logistics for our product deliveries, including arranging for fuel products to be delivered from storage terminals to the appropriate sites through our own fleet of trucks as well as third-party transportation providers. The fuel is generally delivered to our customers directly or to a designated tanker truck loading terminal commonly referred to as "racks," which are owned and operated by our suppliers or other third-parties.
On January 3, 2022, we closed the acquisition of all of the outstanding equity interest in Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. See Note 3. Acquisitions and Divestitures for additional information.
Marine Segment
Through our extensive network, we market fuel, lubricants and related products and services to a broad base of marine customers, including international container, dry bulk and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers. We provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control and claims management. We have also sought to take a leading role in developing a sustainable marine fuel supply chain. Through collaboration with suppliers, customers and other industry participants, we are actively working to create near-term solutions and identify lower carbon alternatives that will enable the acceleration of the energy transition in the maritime industry.

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
Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range in size and complexity from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms. In our fuel distribution activities, we compete with major oil companies that market fuel directly to the large commercial airlines, shipping companies and petroleum distributors operating in the land transportation market as well as fuel resellers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete within those markets.
Seasonality
Our operating results are subject to seasonal variability. Our seasonality results from numerous factors, including traditionally higher demand for natural gas and home heating oil during the winter months and aviation and land fuel during the summer months, as well as other seasonal weather patterns. As such, our results of operations may fluctuate from period to period.
Governmental Regulation
Environment
Supplying fuel safely and securely is a top priority. We monitor and manage our operations through processes and procedures designed to avoid and minimize our effects and impacts on the environment. Our business activities are subject to numerous federal, state, local and international laws, regulations and administrative requirements, including those relating to the sale, blending, storage, transportation, delivery and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea.
Compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel, pipeline or other means; fuel storage terminals or underground storage tanks that we own, lease or operate; or the quality of product under our control may require capital expenditures and increased operating and maintenance costs, particularly as we continue to expand our physical operations. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn, reduce the demand for our products and services or impact the pricing or availability of the products we sell. Environmental laws and regulations have historically been subject to frequent change and have tended to become more stringent and costly over time.
We could be subject to joint and several as well as strict liability for environmental contamination or violations of environmental regulations. Some of our current and former properties have been operated by third parties whose handling and management of hazardous materials were not under our control. Pursuant to certain environmental laws, we could be responsible for investigating and remediating contamination, including impacts attributable to prior site occupants or other third parties, and for implementing remedial measures to mitigate the risk of future contamination. In some cases, we may be eligible to receive money from state underground storage tank trust funds to help fund remediation. However, receipt of such payments is subject to stringent eligibility requirements and other limitations that can significantly reduce the availability of such trust fund payments and may delay or increase the duration of associated cleanups. Any such contamination, leaks from storage tanks or other releases of regulated materials could result in claims against us by governmental authorities and other third parties for fines or penalties, natural resource damages, personal injury and property damage.
From time to time, we are subject to legal and administrative actions governing the investigation and remediation of contamination or spills from current and past operations. The penalties for violations of environmental laws can include injunctive relief; administrative, civil or criminal penalties; recovery of damages for injury to air, water or property; and third-party damages. Some environmental laws may also impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. See Item 1A. – Risk Factors.
Climate Change
Climate change continues to be an area of focus at the local, national and international levels. As a result, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas ("GHG") emissions. In the U.S., the U.S. Environmental Protection Agency ("EPA") has adopted rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and regulating emissions from major sources of GHGs under the Clean Air Act. In addition, several states and geographic regions in the U.S. have also adopted legislation and regulations to reduce emissions of GHGs, such as such as California, Oregon and Washington, which have formally enacted cap-and-trade programs and low carbon fuel standard obligations.
Shortly after taking office in January 2021, President Biden issued a series of executive orders designed to address climate change, including rejoining the Paris Agreement after the U.S. had withdrawn from the international accord in 2020. Additionally, in August 2022 the Inflation Reduction Act of 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. Various provisions of the law are designed to accelerate the transition away from fossil fuels or otherwise could adversely impact the use of petroleum-based fuels. In January 2023, the Biden Administration and various federal agencies, including the EPA and Departments of Energy and Transportation, announced a "blueprint" for decarbonizing the transportation sector in the U.S. to meet the goal of net-zero GHG emissions economy-wide by 2050. The strategy includes promoting wider adoption of electric vehicles and greater use of sustainable fuels to decarbonize forms of transportation that require more energy-dense fuels, such as air transportation and long-haul shipping.
At an international level, the European Union ("E.U.") has committed to reducing net GHG emissions by at least 55% by 2030. E.U. member states have implemented a range of subsidies and incentives to achieve the EU’s climate change goals, including through the European Union Emissions Trading System (‘‘EU ETS’’) for industrial emissions. The EU ETS is expected to become progressively more stringent over time, such as by including by reducing the number of allowances to emit GHGs as well as broadening the industries subject to the restrictions. In other non-E.U. countries, regulations include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.
Although the ultimate impact of these or other future measures is difficult to accurately predict, additional legislation or regulations could impose significant additional costs on us, our suppliers, vendors and customers, or could adversely affect demand for our energy products. The potential increase in our operating costs could include additional costs to operate and maintain our facilities, such as installing new infrastructure or technology to respond to new mandates, or paying taxes related to our GHG emissions, among others. Furthermore, changes in regulatory policies or increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us or other companies in our industry, which could result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. See Item 1A. – Risk Factors.
Other Regulations
As a global organization with customers and operations around the world, we are subject to an often complicated, multi-jurisdictional matrix of laws and regulations that govern international trade, including laws relating to anti-corruption, anti-money-laundering, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws and regulations are administered by, among others, the U.S. Department of Justice, Department of State, SEC, Internal Revenue Service, U.S Department of Commerce and U.S. Department of the Treasury, as well as the counterparts of these agencies in foreign countries. As a result of the military conflict in Eastern Europe, the U.S., the E.U., the U.K. and other countries in which we operate have imposed sanctions on Russia and other individuals and entities with connections to the Russian state. These sanctions continue to evolve and have become significantly more stringent over time. Violations of these sanctions can result in significant penalties and civil and criminal liabilities.

We are also subject to a variety of other U.S. and foreign laws and regulations, relating to:
•labor and employment;
•workplace and driver safety;
•consumer protection;
•data privacy and protection;
•cybersecurity;
•commodities trading, brokerage, derivatives and advisory services;
•credit and payment card processing and payment services;
•petroleum marketing;
•human rights and modern slavery;
•antitrust and competition; and
•other regulatory reporting and licensing requirements.
Due to the complex and technical nature of many of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. See the section entitled Item 1A, "Risk Factors" for additional information regarding the impacts of government regulation on our business.
Human Capital Resources
At World Fuel Services, we believe that our people's passion and expertise are what differentiates us and investing in our people is a top priority. Our comprehensive approach to serving our workforce includes our commitment to promoting a diverse and inclusive environment, as well as focusing on our employees' growth and development, health and safety, and overall well-being. The following charts provide information about our global workforce as of December 31, 2022:

Total Global Workforce:
5,214
Europe, Middle East & Africa 32%
North America 55%
Latin America 10%
Asia / Pacific 3%

# Gender Workforce Representation*

Female
Male
66%
34%
57%
43%
42%
34%
58%
66%
Total
Corporate & Commercial
Total
Corporate & Commercial
Global Workforce
US Workforce

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
Some of the charities in which we have participated recently include: Disasters Emergency Committee; Electriciens sans frontières; Red Cross; Muscular Dystrophy Association (MDA); Jet Blue Swing for Good, which supports youth-oriented charities; and many more local and global institutions and organizations.
Forward-Looking Statements
This 2022 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 2022 10-K Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) growth strategies, the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iii) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (iv) our expectations regarding the financial impact and other benefits of previous acquisitions, including estimates of future expenses and our ability to realize estimated synergies, (v) estimates regarding the financial impact of our derivative contracts, and (vi) our role in the transition to lower carbon alternatives and the impact of our services on such transition. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•adverse conditions in the industries in which our customers operate;
•our ability to effectively integrate and derive benefits from acquired businesses;
•our inability to effectively mitigate certain financial risks and other risks associated with derivatives and our physical fuel products;
•relationships with our employees and potential labor disputes associated with employees covered by collective bargaining agreements;
•our failure to comply with restrictions and covenants governing our senior revolving credit facility ("Credit Facility") and our senior term loan ("Term Loan"), including our financial covenants;
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
•global health developments and economic uncertainty following the COVID-19 pandemic;
•the outcome of litigation and other proceedings, including the costs associated in defending any actions; and
•other risks, including those described in Item 1A. – Risk Factors in this 2022 10-K Report and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2022 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended.
Item 1A. Risk Factors
You should carefully consider each of the following risks and all the other information contained in this 2022 10-K Report in evaluating us and our common stock. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common stock could decline. We have in the past been adversely affected by certain of, and may in the future be affected by, these risks. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Strategic & Operational Risks
We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been partly due to our willingness to extend credit on an unsecured basis to customers instead of requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient to ensure amounts owed to us are fully collectible. Furthermore, our credit risk is concentrated in the aviation, land and marine transportation industries, which exposes us to greater risk when there are global impacts to these industries, such as what occurred during the COVID-19 pandemic.
Our exposure to credit losses depends primarily on the financial condition of our customers and other factors beyond our control. Such factors include decreased demand for travel and other transportation services, weakness in the world economy or in the industries we serve, significant changes in oil prices and political instability, among others. Sudden and unexpected negative changes in the financial condition of our customers, including insolvency or bankruptcy, could have a negative impact on our sales, make it more difficult to collect on receivables, and may cause us to incur bad debt expense at levels higher than we have historically experienced. For example, our provision for bad debt in our aviation segment was materially higher during 2020 due to the impact of the COVID-19 pandemic on the aviation industry.
Our efforts to manage our credit exposure and respond to changes in our customers' financial condition and other macroeconomic events may not be sufficient to mitigate these risks. Substantial credit losses could have a material adverse effect on our financial condition, results of operations and cash flows.
Changes in the market price of fuel may have a material adverse effect on our business.
Fuel prices are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for fuel products; oil and gas production levels set and maintained by the Organization of Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the ongoing military conflict in Eastern Europe, threatened or actual acts of terrorism, war or civil unrest; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters.
As described above, we extend credit to many of our customers in connection with their purchase of fuel and services from us. During periods of high fuel prices, our customers may not be able to purchase the same volumes of fuel from us because of their financial credit limits with us. An inability to purchase fuel from us or other suppliers can have an adverse impact on their business, causing them to be unable to make payments owed to us for fuel they previously purchased on credit. In addition, high fuel prices can impact our own credit limits with our suppliers, preventing us from purchasing enough fuel to meet customer demand unless we provide additional credit support for fuel purchases, such as letters of credit, bank guarantees or prepayments, any of which could adversely impact our liquidity and increase our working capital costs.
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
We may also experience negative results in volatile market pricing environments experiencing severe disruption. For example, in the first six months of 2022, our aviation segment was significantly and adversely affected by severe backwardation, a market condition in which oil futures forward prices trade at lower levels than the current market price. Our enhanced efforts to limit our exposure to this type of market risk may not be fully effective in the future.
Finally, we maintain fuel inventories for competitive and logistical reasons. Significant variations in the market prices of products held in our inventories may require us to record inventory valuation charges. Our inventory is principally valued using the weighted average cost methodology and is stated at the lower of average cost or net realizable value. The hedging transactions we undertake to limit the financial effects of commodity price fluctuations may not be fully effective. Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating fluctuations in prices, we may be required to record a write-down of inventory on hand and incur a non-cash charge or suffer losses as fuel is sold, which could adversely impact our earnings.
Adverse conditions or events affecting the aviation, marine and land transportation industries may have a material adverse effect on our business.
Our business is focused on the marketing of energy and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles and other global events. Therefore, weak economic conditions generally have a negative impact on our customers' business which may, in turn, have an adverse effect on our business. Additionally, our business and that of our customers can be adversely impacted by political instability, terrorist activities, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Certain of our customers are affected by variations in demand for business and leisure travel. Business travel can be impacted by increased use of conferencing and collaboration technology, increased remote work and cost-driven business travel limitations, while leisure travel demand can be impacted by reductions in consumer discretionary income and other economic factors. Additionally, political or governmental developments or other global health concerns or crises in the countries in which we or our customers operate, could also result in further social, economic or labor instability. Further, personnel or other shortages can impact our customers’ ability to meet demand, which may in turn adversely affect their demand for our fuel products. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
Our business may be adversely affected by consolidation in the aviation, land or marine transportation industries, which may reduce the number of customers that purchase our products and services. Larger shipping companies and airlines often have greater leverage and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.
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
Any of the foregoing could result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties or the properties of others. The occurrence of any of these events could also damage our reputation, which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these types of contingencies, our failure to timely or properly implement these plans could exacerbate the impact on the business. Certain losses may exceed our insurance coverage limits or be outside the scope of our coverage. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would likely be adversely affected.
In addition, as we invest more heavily in physical assets in certain locations, our ability to quickly reposition our business in the event of a downturn in the economy of a particular geographic area becomes increasingly difficult. Accordingly, we may be forced to incur significant costs in maintaining or even exiting a physical location, which would have an adverse effect on our results of operations.
Some of our workforce is unionized, and we may face labor disruptions and cost increases that adversely affect our business.
Some of our employees, including certain of our drivers that transport and deliver fuel products, are represented by labor unions under collective bargaining agreements. Additional unionization of our workforce or any renegotiation of current collective bargaining agreements may result in terms that are less favorable to us. Any strike, work stoppage or other dispute with our unionized employees or those of third parties who provide us services or operate assets upon which we rely to distribute our products could have a material adverse effect on our results of operations and cash flows. Our customers may also experience strikes, labor negotiations, labor disputes and work stoppages that could reduce their demand for our products and services or their ability to pay for products and services already provided.
If we fail to provide products or services to our customers as agreed, it could adversely affect our business.
Our business depends on the availability and supply of fuel and fuel-related products, as well as the satisfactory performance of services by us or third parties on our behalf. If the fuel and other products we sell or the services we provide, whether directly or through a third party, fail to meet the requirements we have agreed to with customers or those mandated by law or regulation, whether due to contamination, arising in connection with our advisory services or otherwise, our relationship with our customers can be adversely affected and we may be subject to material claims and liabilities. Changes in product quality specifications or blending requirements could reduce demand, impact our throughput volume, require us to incur additional costs or require capital expenditures. We may also incur material liabilities if our products cause physical damage to a vessel or aircraft, bodily injury or result in the assertion of substantial claims of civil liability against us. In addition, adverse publicity about any allegations of contaminated products may negatively impact our business, regardless of whether such allegations are true.
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
As part of our business strategy, we may pursue acquisition opportunities and strategic investments, as well as divest certain businesses to enable us to invest in our core business activities. In early 2022, we completed our largest acquisition to date, the acquisition of Flyers Energy Group, LLC, significantly increasing the scale and geographic footprint of our land segment in North America.
The integration of acquired businesses with our existing business is a complex, costly and time-consuming process. We have incurred, and expect to continue incurring, expenses related to the integration of businesses we acquire. The success of our inorganic growth strategy will depend, in part, on our ability to successfully combine our existing business with acquired businesses and realize the anticipated benefits from such acquisitions, including synergies, cost savings, earnings growth, and operational efficiencies.
Acquiring and integrating businesses may place a strain on our management, operational and financial resources, and expose us to additional risks and unexpected expenses, some of which we have experienced in the past and which we may experience in the future, including:
•increased operating costs and difficulties in efficiently integrating the operations, financial reporting, IT systems, technology, and personnel of acquired businesses;
•challenges managing acquired businesses while maintaining uniform standards, controls and risk management processes appropriate for a public company;
•using estimates and judgments when evaluating the various risks and opportunities of the acquired business that may ultimately prove to be incorrect;
•diversion of management's time and attention from other business concerns;
•negative impacts of changes in management on existing business relationships and other disruptions of the acquired business;
•entry into markets in which we may have no or limited direct prior experience;
•challenges in retaining key employees, customers or suppliers of the acquired businesses;
•reduced liquidity or increased indebtedness if we use a material portion of our available cash or borrowing capacity to fund acquisitions;
•assumption of material liabilities, exposure to litigation, regulatory noncompliance or unknown liabilities associated with the acquired businesses; and
•limited indemnities, or security supporting such indemnities, from sellers in an acquisition or ongoing indemnity obligations to purchasers in a divestiture.
These risks may result in an adverse effect on our results of operations or financial condition or result in costs that outweigh the financial benefit of such opportunities. We may also undertake dilutive issuances of equity securities to fund the purchase or ongoing operations of the acquired business. This could adversely affect the market price of our common stock, inhibit our ability to pay dividends or otherwise restrict our operations.
Information technology failures and data security breaches, including as a result of cybersecurity attacks, could negatively impact our results of operations and financial condition, subject us to increased operating costs, and expose us to litigation.
We rely heavily on the proper functioning and availability of both internal and third-party information technology systems, including network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. Our technology systems and those of our third-party service providers are subject to various interruptions, including damage, disability or failures due to physical theft, power outages, telecommunication failures, programming or operational errors, natural disasters and other catastrophic events. These systems are also subject to cybersecurity attacks, such as hacking, malware, ransomware, denial-of-service attacks, computer viruses, misconduct by our employees or those of third-party providers, and other unauthorized access, release, corruption or loss of data. Given the nature of cyber attacks, some incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Furthermore, cyber attacks are becoming more sophisticated, including those carried out by state-sponsored actors, and increasingly target critical infrastructure. Additionally, cyber attacks can affect third-party networks outside of our control that are required to operate trading platforms, pipelines, and other infrastructure we rely on to conduct our business. For example, in 2021, Colonial Pipeline Company temporarily shut down its pipeline system following a ransomware attack on its systems. While this shutdown did not have a material adverse impact on us or our operations, future cyberattacks affecting pipelines or other critical fuel delivery infrastructure could significantly impact our ability to procure supply or deliver our fuel products to customers.
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
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management that we use to mitigate cybersecurity threats may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. To our knowledge, we have not experienced any material losses relating to cybersecurity attacks. However, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect against cybersecurity risks and incidents, but this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents. Any of the adverse effects described above could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to significant remediation costs, litigation or regulatory actions, fines and penalties, or otherwise have a material adverse effect on our cash flows, financial condition or results of operations.
Our sales to government customers subject us to additional risks.
Sales to government customers have accounted for a material portion of our profitability in the recent past. Government sales can be materially impacted by factors such as administration policy changes, supply disruptions, border closures, road blockages, inventory shortages and other logistical difficulties that can arise when conducting business in areas with active military conflicts, natural disasters or other severe circumstances. Moreover, there is a risk of serious injury or loss of life for our employees or subcontractors operating in high-risk locations. We may therefore incur substantial operating costs as a result of, among other things, hostility-related product losses, utilizing alternate supply routes or increased security requirements, particularly where our facilities are likely to be subject to terrorist activity or extreme weather-related impacts.
In addition, complying with government contracting rules and regulations is complex and government customers routinely audit contractors to review performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could also subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. – Business of this 2022 10-K Report for additional details regarding applicable laws and regulations.
Financial, Economic & Market Risks
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
•fluctuations in foreign currency exchange rates and severe currency devaluations;
•governmental actions that may result in expropriation, the deprivation of our contractual rights or the inability to obtain or retain authorizations required to conduct our business;
•political risks, including changes in governments, corruption and uncertain regulatory environments; and
•terrorism, war, civil unrest, natural disasters and other severe weather-related events.
Additionally, we have substantial operations in the U.K., particularly in our land segment, and the U.K.'s exit from the E.U. in January 2020 (commonly referred to as "Brexit") may adversely affect our business in the U.K. and relationships with our customers, suppliers and other stakeholders. These risks include disruptions in our supply chains and the free movement of goods, services and people between the U.K. and the E.U., staffing challenges, increased costs, legal uncertainties and potentially divergent national laws and regulations in areas such as tax, licensing and other regulatory rights and obligations. There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations.
We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements that are not satisfied by our operating cash flow. Future market volatility, inflation, and persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit on acceptable terms or at all, perhaps due to a substantial tightening of the global credit markets, our liquidity, business, financial condition, and cash flows, as well as our future development and growth could be negatively impacted. In addition, if we are unable to obtain debt or other forms of financing and resort to raising capital through equity issuances, our existing shareholders would be diluted.
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
Finally, our Credit Agreement imposes certain operating and financial covenants on us, which, among other things, restrict our ability to pay dividends or make certain other restricted payments, incur additional debt, create liens and sell a material amount of assets. Our failure or inability to comply with the requirements of these facilities, including meeting certain financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our business is subject to seasonal variability, which has caused our revenues and operating results to fluctuate and can adversely affect the market price of our shares.
Our operating results are subject to seasonal variability. Seasonality results from numerous factors, including demand changes related to seasonal travel and weather patterns. As such, our results for the second and third quarters of the year tend to be the strongest for our aviation segment and our results for the fourth and first quarters of the year tend to be the strongest for our land segment. However, extreme or unseasonable weather conditions can substantially reduce the demand for our products and services or significantly increase the prices of the fuel products we sell, which can in turn adversely impact our results of operations. For example, unseasonably warm winter weather in the U.S. and U.K. in the recent past has adversely impacted our results in the land segment.
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
When we acquire a business, a substantial portion of the purchase price of the acquisition may be allocated to goodwill and other identifiable intangible assets. Factors that could affect whether goodwill or intangible assets may be impaired include a decline in our stock price or market capitalization, changes in our marketing or branding strategy, reduced estimates of future cash flows in our annual operating plan and slower growth rates in our industry. Our valuation methodology for assessing impairment requires us to make judgments and assumptions based on several factors including industry experience, the economic environment, and our projections of future operating performance. If our estimates and assumptions prove to be incorrect, we may be required to impair some or all of the carrying amount of goodwill and intangible assets within one or more of our reporting units.
In the past, we have recorded impairment charges in connection with actions such as exiting certain markets or lines of business. Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired in future periods. Our operating results may be negatively affected by both the impairment and the underlying business trends that triggered the impairment. See Note 6. Goodwill and Identifiable Intangible Assets.
Significant inflation and higher interest rates may adversely affect our business and financial condition.
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices. A significant or prolonged period of high inflation, particularly when combined with rising interest rates due to actions taken by governments to attempt to control inflation, could adversely impact our results if costs, including employee compensation driven by competitive job market conditions, were to increase at a rate greater than the increase in the revenues we generate. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period. For additional information on the effects of inflation on our business, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to large commercial airlines, shipping companies and commercial and industrial users. In recent years, a lower fuel price environment caused many major oil companies to remain in or re-enter the downstream markets. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to increase their direct marketing to our customers to compete with us or provide less advantageous price and credit terms to us than to our other competitors.
Legal & Regulatory Risks
Climate change and the market and regulatory responses relating to GHG emissions could have a significant impact on our business operations and financial results.
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been adopted and will likely continue to be made at various levels of governments globally to monitor and limit GHG emissions, reduce the use of hydrocarbon-based fuels or require substantial additional and costly disclosure relating to emissions. These include the adoption of cap -and -trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy. In 2015, various countries adopted the Paris Agreement, which seeks to reduce GHG emissions and calls for nations to undertake efforts with respect to global temperatures and GHG emissions by submitting emission reduction goals every five years after 2020.
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
Additionally, in August 2022 the Inflation Reduction Act of 2022 was signed into law, which appropriates significant federal funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. The emissions fee and renewable and low carbon energy funding provisions of the law could accelerate the transition away from fossil fuels or otherwise adversely impact the use of petroleum-based motor fuels, which could in turn have an indirect adverse effect on our business and results of operations. Under the Biden Administration, it is anticipated that efforts by the EPA or other federal agencies to restrict GHG emissions will continue. It is unclear the extent to which any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, will impact our business or that of our customers.
There have also been significant governmental incentives and consumer pressures to increase the use of alternative fuels in the U.S. and throughout the world. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. Several automobile manufacturers have announced goals to substantially increase the proportion of their new vehicle sales from battery electric, fuel cell and plug-in hybrid vehicles. Further, in August 2022, the California Air Resources Board finalized its Advanced Clean Cars II (ACC II) program, including requiring an increasing percentage of new passenger vehicles sold in the state to be zero emission vehicles for the 2026-2035 model years, ending with a 100% sales target in the 2035 model year. Additional U.S. jurisdictions could adopt similar requirements. The more prevalent these vehicles become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our fuel products and accordingly, our profitability.
Additional changes in regulatory policies or any adverse publicity in the global marketplace about our potential impact on climate change or the impact of other companies in our industry could also lead to a reduction in the demand for products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. Finally, the potential physical impacts of climate change on our operations are highly uncertain and vary amongst the geographic areas in which we operate. These may include changes in rainfall and storm patterns and intensities, hurricanes, changing sea levels, and changing temperatures that may impact the seasonality of our business, such as our heating oil business in the U.K. The occurrence of any of the foregoing factors could increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.
Changes in U.S. or foreign tax laws or adverse outcomes from governmental challenges to our tax position could adversely affect our business and future operating results.
As a global company, we are subject to various U.S. and foreign taxes, including income taxes and taxes imposed on the purchase and sale of aviation, marine and land fuel products, such as sales, excise, value-added tax ("VAT"), mineral oil, energy, environmental and other taxes. We are also subject to a variety of tax collection obligations including obligations to withhold or collect these types of taxes or other taxes or other requirements that may result in liability for third party obligations. We may recognize additional tax expense and be subject to additional tax liabilities, including other liabilities for tax collection obligations due to changes in laws, regulations, administrative practices, and interpretations related to tax. Our results of operations and cash flows could be adversely affected by additional carbon or other taxes imposed on us prospectively or retroactively or additional taxes and penalties resulting from the failure to comply with any collection obligations or failure to provide information about our customers, suppliers, and other third parties for tax reporting purposes to various government agencies. In some cases, we also may not have sufficient notice to enable us to timely build systems and adopt sufficient processes to timely comply with new reporting or collection obligations.
Our operating results and cash flows can be adversely affected by changes in our tax expense and the effective tax rate because of a change in the mix of earnings in countries with differing statutory tax rates or our overall profitability, changes in tax legislation, our failure to comply with tax regulations or the applicability of special or extraterritorial tax regimes. Our effective tax rate is subject to significant variation due to numerous factors, including variability in our pre-tax and taxable income and loss and the mix of jurisdictions to which they relate, intercompany transactions, and the applicability of tax concessions. For example, we have benefited from an income tax concession in Singapore since 2008, which reduces the income tax rate on qualified sales and derivative gains and losses. We recently renewed the concession for an additional five-year period beginning January 1, 2023. The concession remains conditioned upon our meeting certain employment and investment thresholds which, if not met, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. Our effective tax rate can be more or less volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Furthermore, significant judgment is required in determining our worldwide provision for income taxes and other tax liabilities. Our tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions, including assessments of future earnings that could affect the realizability of our net deferred tax assets.
Tax rates in the various jurisdictions in which we and our subsidiaries are organized and conduct operations may also change significantly because of political or economic factors beyond our control. Ongoing developments regarding the projects by the Organisation for Economic Co-operation and Development ("OECD") including global minimum tax and other initiatives, could adversely affect our worldwide effective tax rate. Countries including the U.K. have begun the process to introduce the OECD model rules on a global minimum tax and other OECD initiatives into their tax regimes; South Korea enacted minimum tax rules that will be effective for our 2024 year. The extent to which countries in which we operate adopt and implement these rules and actions could have a material adverse impact on our income tax expense, effective tax rate, financial condition, and results of operations and cash flows. We are continuing to review and evaluate the potential impact of these rules as additional guidance and clarification becomes available.
We are regularly audited by various domestic and foreign tax authorities and are involved in various inquiries, audits, challenges and litigation in a number of countries, including Brazil, Denmark, South Korea, and the U.S., where the amounts under controversy may be material. We are in the process of addressing and responding to inquiries in various jurisdictions and challenging a number of tax assessments in several administrative and legal proceedings, each of which is at various stages in the process. In some jurisdictions, these challenges require the posting of collateral or payment of the contested amount, which may affect our flexibility in operating our business or our liquidity.
Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See Notes 10. Income Taxes and 11. Commitments and Contingencies for additional details regarding certain tax matters.
Increasing attention to environmental, social and governance issues, including those related to climate change and sustainability, may increase our costs and impose difficult and expensive compliance requirements.
Customers, consumers, investors, and other stakeholders are increasingly focusing on environmental, social and governance (“ESG”) matters, including climate, water use and other sustainability concerns. Furthermore, numerous institutional investors and financial institutions have indicated a focus on matters affecting the environment, which may result in reduced investments in, or financing available to, industries that emit GHG emissions. Many of these groups believe that climate change will significantly influence companies' long-term prospects and have developed ESG standards and guidelines to measure companies' performance.

We, along with many of our customers and suppliers, are seeking to reduce carbon emissions throughout our supply chains. The achievement of initiatives we may undertake relating to the reduction of GHG emissions or other ESG matters, however, may increase our costs, particularly if they require significant changes to our operations, infrastructure or businesses. If our ESG initiatives fail to satisfy our investors, customers, suppliers, or other stakeholders, our reputation, ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted.
In addition, various governmental authorities, as well as voluntary sustainability initiatives and organizations, have promulgated different environmental and social responsibility laws, regulations, policies, and initiatives, which are under active development, can be unpredictable and conflicting, and may change rapidly in future periods. Unfavorable ratings under these evolving standards or benchmarks could adversely impact our reputation, business, stock price or access to capital. Non-compliance with any applicable laws, regulations or standards may also result in potential cost increases, litigation, fines, penalties, sales restrictions or loss of customers.
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
There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the European Union ("E.U."), Australia, Brazil and other countries where we have operations and customers, could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.'s General Data Protection Regulation imposes strict rules on handling personal data related to the E.U. and imposes significant sanctions for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act, grants certain rights to California residents with respect to their personal data and requires that companies take or refrain from taking certain actions. As the interpretation and enforcement of these and other future data privacy, security or residency laws, regulations and industry standards evolve, it may create a range of new compliance obligations, which could cause us to change our business practices, with the possibility for significant financial penalties for noncompliance that could have an adverse effect on our financial condition and results of operations.
While we cannot yet determine the full impact such laws, regulations, and requirements may have on our business, our failure to adequately comply with them could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. Any significant breach of data privacy-related regulations or related customer requirements could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
Our international operations subject us to international trade control, anti-money laundering and anti-corruption laws that can impose substantial compliance costs and expose us to civil and/or criminal penalties.
Our global operations are subject to applicable anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-money laundering laws, international trade controls, and competition laws. Anti-corruption laws generally prohibit us from providing anything of value to foreign officials for the purposes of improperly influencing official decisions or improperly obtaining or retaining business and may also apply to commercial bribery.
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
International trade controls, including economic sanctions such as those administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC") or the U.K.'s HM Treasury, export controls and anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex, may conflict with each other, are continually changing and may be adopted quickly. For example, as a result of the military conflict in Eastern Europe, the U.S., the E.U., the U.K. and other countries in which we operate have imposed numerous sanctions on Russia and certain other individuals and entities with connections to the Russian state. Russia has responded in kind, and the continuation of the conflict may result in additional sanctions being enacted by the U.S., other North Atlantic Treaty Organization member states, or other countries.
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
We have established policies and procedures designed to assist with our compliance with these laws and regulations. Such policies and procedures may not always prevent us, our employees or parties acting on our behalf from violating these laws and regulations. Violations may expose us to criminal or civil penalties, or other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, and/or revocations or restrictions of licenses. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Furthermore, violations could trigger an event of default under our Credit Agreement, which if not waived, could result in the acceleration of any outstanding indebtedness, cause cross-defaults under other agreements to which we are a party, and impair our ability to obtain working capital advances or letters of credit. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows.
General Risks
A pandemic, epidemic, or other outbreak of infectious disease may adversely affect our business, results of operations and financial condition.
Public health crises, epidemics, and pandemics, such as the COVID-19 pandemic, have impacted our operations directly and may in the future impact us directly, or may disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition. Beginning in 2020, the COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains and created uncertainty and volatility in financial markets. Our business operations and activities have since normalized to near pre-pandemic levels, however, we continue to monitor our business and those of our business partners, suppliers and customers for future disruptions relating to COVID-19 or other infectious disease outbreaks.
To the extent that a pandemic, epidemic or other outbreak of infectious disease adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating many of the other risks discussed in this 2022 10-K Report or any of our other periodic reports, which could have a material adverse effect on us and our results of operations.
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
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in energy products, to offer our customers energy pricing alternatives to meet their needs, to manage price exposures associated with our inventories, and to mitigate the risk of fluctuations in foreign currency exchange rates. Despite our efforts to mitigate risks associated with these transactions, we remain subject to substantial energy price and exchange rate risks.
Our efforts to hedge our exposure to fluctuations in energy prices and exchange rates may also be ineffective when the prices of historically correlated commodities diverge from their historical correlations. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g., heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location diverges from historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. Moreover, there may be times where the change in the price of jet fuel at a specific location is disrupted (e.g., hurricanes) and is not correlated to the underlying hedges when compared to historical prices. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such derivative financial instruments in the future.
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
As of February 17, 2023, the majority of our principal properties are leased on commercially reasonable terms and we do not anticipate that we will experience difficulty in renewing or replacing any leases upon expiration in any material respect. Our properties are often utilized by one or more of our business segments and we consider all of our properties and facilities to be suitable and adequate for our current needs.
Item 3. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, including, in particular, Brazil, Denmark, South Korea and the U.S. where the amounts under controversy may be material. See Notes 11. Commitments and Contingencies and 10. Income Taxes for additional details regarding certain tax matters.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and administrative claims. We are not currently a party to any such claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. See Note 11. Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol INT. As of December 30, 2022, the closing price of our stock on the NYSE was $27.33.
As of February 17, 2023, there were 74 shareholders of record of our common stock.
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P 500 Energy Index for the five‑year period from December 31, 2017 through December 31, 2022. The cumulative return includes reinvestment of dividends.
Issuer Purchases of Equity Securities
In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of December 31, 2022, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

We did not repurchase any shares during the fourth quarter of 2022. For information on repurchases of common stock for the first three quarters of 2022, see the applicable Quarterly Reports on Form 10-Q.
Item 6. Reserved
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within Part IV. Item 15. Notes to the Consolidated Financial Statements in this 2022 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Item 1A – Risk Factors and under Forward-Looking Statements.
We have elected to omit discussion on the earliest of the three years covered by the Consolidated Financial Statements presented in this 2022 10‑K Report. Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2021 (herein incorporated by reference), filed with the SEC on February 25, 2022, for management's discussion of the fiscal year ended December 31, 2020.
Business Overview
We are principally engaged in the distribution of fuel and related products and services in the aviation, land, and marine transportation industries. Our intention is to become a leading global energy management company offering a full suite of energy advisory, management and fulfillment services, technology solutions, payment management solutions, as well as sustainability products and services across the energy product spectrum. For additional discussion on our businesses, climate change and the associated risks, see Part I, Item 1. – Business and Item 1A – Risk Factors within this 2022 10-K Report.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine, where we offer fuel and related products and services to customers in these transportation industries.
See Part I, Item 1. – Business and Note 14. Business Segments, Geographic Information, and Major Customers for additional information about our business segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, depending on market pricing dynamics, we may experience negative impacts on our results, particularly in a market pricing environment experiencing severe backwardation, such as in the first half of 2022, where oil futures forward prices traded at significantly lower levels than the current market price. Our results of operations in our aviation segment have also been significantly affected in recent years by the effects of the COVID-19 pandemic, as well as the withdrawal of the troops from Afghanistan by the U.S. and NATO that concluded in the third quarter of 2021. However, the relaxation of global travel restrictions has contributed to a substantial recovery in global aviation volumes as compared to pre-pandemic levels.
Land Segment
We believe our land segment is well-positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including Flyers which we acquired in January 2022, serving to further enhance our business to deliver value-added solutions to our land fuel customers. See Note 3. Acquisitions and Divestitures for additional information.
We have also expanded our product and service offerings to include energy advisory services, sustainability solutions, as well as supply fulfillment for natural gas and power. We continue to focus on supporting the energy transition through various initiatives and expanding our sustainability offerings, including renewable fuel products, and carbon management and renewable energy solutions through World Kinect, our global energy management brand. We are continuing to invest in talent in this area, which we believe will help accelerate growth in these activities.
Finally, our land segment has also benefited from sales to NATO in Afghanistan in recent years, however, such activity materially declined and ultimately concluded in 2021 in connection with the withdrawal of the U.S. and NATO troops.
Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. Over the last several years, we have spent a considerable amount of time reorganizing our business to drive internal efficiencies so that we can generate relatively moderate levels of earnings in stable markets and yet remain poised to provide additional value in volatile and credit constrained markets. In 2022, our marine segment delivered exceptional results due to the market conditions arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility. However, with lower global oil prices and reduced market volatility forecasted for 2023, we expect our marine segment's performance to be materially lower than the extraordinary results produced in 2022.
Macroeconomic Environment
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, primarily driven by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs in 2022. However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in certain parts of our business or that may result from proactive measures we take to reduce the impact of inflation on our net operating results. These benefits can include higher commodity prices that typically result in a constrained credit environment, often creating favorable market conditions that increase demand for our services, as well as our ability to renegotiate prices due to many of our sales contracts being 12 months or less in duration. Additionally, we take measures to mitigate the impact of increases in fuel prices through comprehensive hedging programs and the use of financial derivative contracts.
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
See “We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable,” “Changes in the market price of fuel may have a material adverse effect on our business,” “Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations,” "Significant inflation and higher interest rates may adversely affect our business and financial condition," and “Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business” in Item 1A. – Risk Factors within this 2022 10-K Report.

Results of Operations
Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Year Ended December 31,
	2022	2021
Revenue	$59,043.1	$31,337.0
Cost of revenue	57,954.1	30,548.8
Gross profit	1,089.1	788.2
Operating expenses:
Compensation and employee benefits	507.4	386.7
General and administrative	308.7	247.6
Asset impairments	0.6	4.7
Restructuring charges	(0.8)	6.6
Total operating expenses	815.8	645.6
Income from operations	273.2	142.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(110.6)	(40.2)
Other income (expense), net	(17.5)	(2.3)
Total non-operating income (expense), net	(128.1)	(42.5)
Income (loss) before income taxes	145.1	100.0
Provision for income taxes	29.2	25.8
Net income (loss) including noncontrolling interest	115.9	74.2
Net income (loss) attributable to noncontrolling interest	1.7	0.5
Net income (loss) attributable to World Fuel	$114.1	$73.7

Basic earnings (loss) per common share	$1.83	$1.17

Diluted earnings (loss) per common share	$1.82	$1.16
Revenue. Our consolidated revenue for the year ended December 31, 2022 was $59.0 billion, an increase of $27.7 billion, or 88%, compared to the year ended December 31, 2021, due to higher fuel prices and increased volumes in the aviation, land, and marine segments, respectively, as discussed further below.
Gross profit. Our consolidated gross profit for the year ended December 31, 2022 was $1.1 billion, an increase of $300.9 million, or 38%, compared to the year ended December 31, 2021, driven by increased gross profit of $174.9 million and $155.7 million in the land and marine segments, respectively, partially offset by a decrease of $29.7 million in the aviation segment, as discussed further below.
Operating Expenses. Consolidated total operating expenses for the year ended December 31, 2022 were $815.8 million, an increase of $170.2 million, or 26%, compared to the year ended December 31, 2021. The increase in operating expenses was partially attributable to increased compensation and employee benefit costs, the addition of Flyers' operating expenses of $66.3 million, as well as higher general and administrative costs as business activity continued to normalize. These increases were partially offset by a decrease in asset impairment and restructuring charges compared to the year ended December 31, 2021, principally in our land segment.
Non-Operating Income (Expenses), net. For the year ended December 31, 2022, we had net non-operating expense of $128.1 million, compared to net non-operating expense of $42.5 million for the year ended December 31, 2021. The increase of $85.6 million was primarily attributable to an increase in interest expense, driven by incremental borrowings related to the Flyers acquisition, higher interest rates, and an increase in fees associated with sales of accounts receivable under our Receivables Purchase Agreements ("RPAs"). In addition, during the year ended December 31, 2022 we recognized a loss related to the contingent consideration associated with the sale of our Multi Service payment solutions business ("MSTS"), as discussed in Note 3. Acquisitions and Divestitures, and a non-operating legal settlement as described in Note 11. Commitments and Contingencies.
Income Taxes. For the year ended December 31, 2022, our income tax provision was $29.2 million and our effective income tax rate was 20%, as compared to an income tax provision of $25.8 million and an effective income tax rate of 26% for the year ended December 31, 2021. The increase of $3.4 million was primarily attributable to an increase in income before taxes, partially offset by additional discrete tax benefits as compared to the year ended December 31, 2021. See Note 10. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2022	2021	Change
Revenue	$26,799.9	$12,824.3	$13,975.5

Gross profit	$357.2	$386.9	$(29.7)
Operating expenses	257.7	223.5	34.2
Income (loss) from operations	$99.5	$163.4	$(63.9)

Operational metrics:
Aviation segment volumes (gallons)	7,127.6	5,857.5	1,270.2
Aviation segment average price per gallon	$3.61	$2.08	$1.53
Revenues in our aviation segment were $26.8 billion for the year ended December 31, 2022, an increase of $14.0 billion, or 109%, compared to the year ended December 31, 2021. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by $1.53, or 73%, in the year ended December 31, 2022 compared to the year ended December 31, 2021 as a result of the rise in global oil prices. Total aviation volumes increased by 1.3 billion, or 22%, to 7.1 billion gallons in the year ended December 31, 2022 compared to the year ended December 31, 2021 as demand for air travel continued to recover from the impact of the pandemic, particularly among international passenger airlines.
Our aviation segment gross profit for the year ended December 31, 2022 was $357.2 million, a decrease of $29.7 million, or 8%, compared to the year ended December 31, 2021. The decrease in gross profit was primarily due to inventory losses driven by extreme backwardation experienced principally during the second quarter of 2022, together with the reduction in our government-related activity in Afghanistan, which concluded with the military withdrawal during the third quarter of 2021, partially offset by increased fuel volume~~s~~ and higher profit contribution from service offerings as a result of the continued recovery in demand for air travel.
Our aviation segment income from operations for the year ended December 31, 2022 was $99.5 million, a decrease of $63.9 million, or 39%, compared to the year ended December 31, 2021. In addition to the decrease in gross profit discussed above, income from operations was also impacted by a $34.2 million increase in operating expenses. The increase in operating expenses was driven principally by higher compensation and employee benefit costs as well as higher general and administrative costs, primarily travel and marketing expenses, as business activity continued to normalize.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2022	2021	Change
Revenue	$19,283.7	$10,426.8	$8,856.9

Gross profit	475.9	301.1	174.9
Operating expenses	350.3	256.4	93.9
Income from operations	$125.6	$44.6	$81.0

Operational metrics:
Land segment volumes (gallons) (1)	6,166.2	5,254.1	912.1
Land segment average price per gallon	$3.13	$1.98	$1.14
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our World Kinect power business.
Revenues in our land segment were $19.3 billion for the year ended December 31, 2022, an increase of $8.9 billion, or 85%, compared to the year ended December 31, 2021. The increase in revenue was principally driven by higher average prices and the acquisition of Flyers. The average price per gallon or gallon equivalent sold increased by 58% in the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition, total volumes increased by 0.9 billion, or 17%, to 6.2 billion gallon or gallon equivalents in the year ended December 31, 2022 compared to the year ended December 31, 2021, primarily due to the acquisition of Flyers and the increased activity in our natural gas and power businesses.
Our land segment gross profit for the year ended December 31, 2022 was $475.9 million, an increase of $174.9 million, or 58%, compared to the year ended December 31, 2021. The increase in gross profit was primarily attributable to Flyers gross profit of $137.8 million in the year ended December 31, 2022 as well as stronger performance across our businesses, principally in North America and our European power business. These increases were partially offset by the reduction in our government-related activity in Afghanistan.
Our land segment income from operations for the year ended December 31, 2022 was $125.6 million, an increase of $81.0 million, or 182%, compared to the year ended December 31, 2021. The increase in gross profit discussed above was partially offset by an increase in operating expenses, driven by the acquisition of Flyers, as well as higher compensation and employee benefit costs and general and administrative costs as described under Consolidated Results of Operations above.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated:

	Year Ended December 31,
	2022	2021	Change
Revenue	$12,959.6	$8,085.8	$4,873.8

Gross profit	256.0	100.3	155.7
Operating expenses	100.5	79.6	20.9
Income from operations	$155.5	$20.7	$134.8

Operational metrics:
Marine segment volumes (metric tons)	19.1	18.4	0.6
Marine segment average price per metric ton	$679.17	$438.31	$240.85
Revenues in our marine segment were $13.0 billion for the year ended December 31, 2022, an increase of $4.9 billion, or 60%, compared to the year ended December 31, 2021. The increase in revenue was principally driven by a 55% increase in the average price per metric ton of bunker fuel sold in the year ended December 31, 2022 compared to the year ended December 31, 2021. In addition, total volumes increased by 0.6 million metric tons, or 3%, to 19.1 million metric tons in the year ended December 31, 2022 compared to the year ended December 31, 2021.
Our marine segment gross profit for the year ended December 31, 2022 was $256.0 million, an increase of $155.7 million, or 155%, compared to the year ended December 31, 2021. The increase in gross profit was primarily attributable to the impact of higher bunker fuel prices and rising interest rates, leading to an increasingly constrained credit environment, as well as higher market volatility.
Our marine segment income from operations for the year ended December 31, 2022 was $155.5 million, an increase of $134.8 million, or 652%, compared to the year ended December 31, 2021, principally due to the increase in gross profit, partially offset by a $20.9 million increase in operating expenses driven largely by higher incentive compensation as well as higher general and administrative costs.
Liquidity and Capital Resources
Liquidity to fund working capital, as well as make strategic investments to further our growth strategy, is a significant priority for us. Our views concerning liquidity are based on currently available information and if circumstances change significantly, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected accordingly.
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
Based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2022 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Credit Facility and Term Loan. On April 1, 2022, we entered into Amendment No. 8 to the Fourth Amended and Restated Credit Agreement, as further amended by Amendment No. 9 dated July 12, 2022 (as amended, the "Credit Agreement"), to: (i) increase the revolving credit facility provided under the Credit Agreement ("Credit Facility") to $1.5 billion and provide a term loan of $500.0 million ("Term Loan"), thereby replacing the then-existing term loan and increasing the total facility to $2.0 billion; (ii) modify the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iii) extend the maturity to April 1, 2027; and (iv) modify certain financial and other covenants to provide greater operating flexibility. Our availability under our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our consolidated earnings before interest, taxes, depreciation and amortization, and share-based compensation, with such adjustments as specified therein, for the four immediately preceding fiscal quarters.

The Credit Agreement generally limits the total amount of indebtedness we may incur to a consolidated total leverage ratio of not more than 4.75 to 1.
As a result of the foregoing, as well as other covenants and restrictions contained in our Credit Agreement, our availability under the Credit Facility may fluctuate from period to period. In addition, our failure to comply with the covenants contained in our Credit Agreement could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our Term Loan, trigger cross-defaults under certain other agreements to which we are a party, and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2022 and 2021, our outstanding letters of credit and bank guarantees under these credit lines totaled $523.1 million and $404.0 million, respectively.
Receivables Purchase Agreements. We also have accounts receivable programs under RPAs that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less an associated fee, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. See Note 2. Accounts Receivable for additional information.
See Item 1A. – Risk Factors in Part 1 within this 2022 10-K Report for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments, such as the acquisition of Flyers discussed below.
As of December 31, 2022, our contractual obligations were as follows (in millions):

	Current	Long-Term	Total
Debt and interest obligations (1)	$31.7	$888.0	$919.6
Operating lease obligations (2)	43.2	204.6	247.8
Finance lease obligations (2)	4.2	12.7	17.0
Derivatives obligations (3)	325.2	165.0	490.2
Purchase commitment obligations (4)	64.5	59.3	123.8
Other obligations	1.3	5.1	6.4
Total	$470.1	$1,334.6	$1,804.7
(1)Debt and interest obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on their maturity dates. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
(2)We enter into lease arrangements for the use of offices, operational facilities, vehicles, vessels, storage tanks and other assets for our operations around the world. See Note 13. Leases for additional information.
(3)As part of our risk management program, we enter into derivative instruments intended to mitigate risks associated with changes in commodity prices, foreign currency exchange rates, and interest rates. Our obligations associated with these derivative instruments fluctuate based on changes in the fair value of the derivatives. See Note 4. Derivative Instruments and Note 5. Fair Value Measurements for additional information.
(4)We have fixed purchase commitments associated with our risk management program, as well as a purchase contract, that runs through 2026, under which we agreed to purchase annually between 1.9 million barrels and 2.0 million barrels of aviation fuel at future market prices. See Note 11. Commitments and Contingencies for additional information.

Future material cash requirements and off-balance sheet arrangements, in addition to the contractual obligations in the table above, include the following:
Acquisition of Flyers. During the year ended December 31, 2022, we closed the acquisition of Flyers as discussed in Note 3. Acquisitions and Divestitures. As of December 31, 2022, $100.0 million of the $795.0 million total purchase consideration remains payable to the seller, with one-half to be released on each of the first and second anniversary of the closing of the acquisition. On January 3, 2023, $50.0 million of the remaining purchase consideration was paid to the seller, with the remaining $50.0 million expected to be settled on January 3, 2024.
Capital Expenditures. During the year ended December 31, 2022, we incurred capital expenditures in the ordinary course of business of approximately $78.6 million. In 2023, we expect our capital expenditures to be generally consistent with the year ended December 31, 2022.
Unrecognized Income Tax Liabilities. As of December 31, 2022, we have recorded gross liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities"), including penalties and interest, of $93.5 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and expired letters of credit are renewed as needed. As of December 31, 2022, we had issued letters of credit and bank guarantees totaling $561.4 million under our Credit Facility and other uncommitted credit lines.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $59.7 million as of December 31, 2022.
Cash Flows
The following table reflects the major categories of cash flows (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	For the Years Ended December 31,
	2022	2021	2020
Net cash provided by (used in) operating activities	$138.5	$173.2	$604.1
Net cash provided by (used in) investing activities	(724.9)	(58.3)	72.8
Net cash provided by (used in) financing activities	237.3	(113.6)	(213.0)
Operating Activities. For the year ended December 31, 2022, net cash provided by operating activities was $138.5 million compared to net cash provided of $173.2 million for the year ended December 31, 2021. The $34.7 million decrease in operating cash flows was principally due to the impact of the overall increase in volumes, higher average fuel prices as well as higher interest rates that increased our interest payments in 2022. The increased prices and volumes compared to the prior year negatively impacted our inventory costs, increased both our accounts receivable and our accounts payable, and also drove an increase in our derivative-related activity and transaction tax payments. These negative impacts on our operating cash flow were partially offset by an increase in net income (see “Results of Operations” for further details of the drivers impacting our net income) adjusted for noncash items (primarily related to unrealized derivative activity and depreciation) of $252.6 million and an increase in sales of accounts receivable under our RPA programs (as discussed under “Sources of Liquidity and Factors Impacting Our Liquidity” above).
Investing Activities. For the year ended December 31, 2022, net cash used in investing activities was $724.9 million, compared to net cash used of $58.3 million for the year ended December 31, 2021. The net cash used in investing activities for the year ended December 31, 2022 was primarily driven by $643.9 million net cash paid for the acquisition of businesses, principally Flyers, as discussed in Note 3. Acquisitions and Divestitures, and $78.6 million for capital expenditures. Net cash used in investing activities for the year ended December 31, 2021 was primarily driven by $39.2 million for capital expenditures and $37.1 million cash paid for the acquisition of a business in the land segment in the fourth quarter of 2021, as discussed in Note 3. Acquisitions and Divestitures, partially offset by net cash proceeds of $25.0 million from the collection of a note receivable related to the sale of MSTS.
Financing Activities. For the year ended December 31, 2022, net cash provided by financing activities was $237.3 million, compared to net cash used of $113.6 million for the year ended December 31, 2021. Net cash provided by financing activities for the year ended December 31, 2022 was primarily attributable to net borrowings of $333.6 million, primarily driven by incremental borrowings under our Credit Facility related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock and dividend payments of $31.0 million. Net cash used in financing activities of $113.6 million for the year ended December 31, 2021 was primarily driven by common stock repurchases of $50.5 million, dividend payments on our common stock of $28.7 million, and net repayments of debt under our Credit Facility of $23.9 million.
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this 2022 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and long-lived assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We have identified the areas described below as critical to our business operations and the understanding of our results of operations given the uncertainties associated with the assumptions underlying each estimate. For a detailed discussion on the application of these and other significant accounting policies, see Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies.

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

These assessments require us to make accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2022, the assumptions used, particularly the expected growth rates, the profitability embedded in the projected cash flow provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined on available information considering current market volatility and geopolitical risks. Management also considered the volatility in the company's market capitalization and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units.

Based on the assessments performed, and supported by the available information as of December 31, 2022, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.

Accounts Receivable and Allowance for Credit Losses
We maintain a provision for estimated credit losses based upon our historical experience with our customers, any specific customer collection issues that we have identified from current financial information and business prospects, as well as forward-looking information from market sources.	We consider historical payment trends of our customers together with internal and external information about the economic outlook, geopolitical risks and macroeconomic events, which may not fully capture the current or future creditworthiness of our customers, particularly in difficult economic periods.	As a result of the challenges inherent in estimating which customers are less likely to remit amounts owed to us, our provision for estimated credit losses may not always be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses could adversely affect our results of operations and cash flow.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Business Combinations
A business combination occurs when an entity obtains control of a "business." To conclude if the definition of a business is met, we assess whether or not substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which requires the use of significant judgment to determine the fair value. The determination of whether the acquired activities and assets constitute a business is critical because the accounting for a business combination differs significantly from that of an asset acquisition. Business combinations are accounted for using a fair value model. In contrast, asset acquisitions are accounted for using a cost accumulation and allocation model.

Significant judgment is involved in the determination of fair values in the context of acquisitions, such as the acquisition of Flyers during the year ended December 31, 2022, as fair values are generally developed based on forecasted assumptions. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Significant inputs incorporated in the determination of fair values, including customer relationships valued using an income approach, include the discount rate determined using a market-based weighted average cost of capital, expected growth rates, and profitability and risks embedded in the newly acquired activities, including customer attrition rates.

If assumptions used to estimate fair values are materially different, future earnings through depreciation and amortization expense could be impacted. In addition, if forecasts supporting the valuation of the long-lived assets, including intangibles, or goodwill are not achieved, impairments could arise.

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

Changes in tax laws and rates could affect recorded deferred tax assets and liabilities in the future. Changes in projected future earnings could affect the recorded valuation allowances in the future. Our calculations related to income taxes contain uncertainties due to judgment used to calculate tax liabilities in the application of complex tax regulations across the tax jurisdictions where we operate. Our analysis of unrecognized tax benefits contains uncertainties based on judgment used to apply the more likely than not recognition and measurement thresholds.

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

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Derivatives
We enter into financial derivative contracts to mitigate our risk of fuel market price fluctuations in aviation, land, and marine as well as changes in interest and foreign currency exchange rates and also to offer our customers fuel pricing alternatives to meet their needs. These instruments may be designated as cash flow or fair value hedges, or accounted for as non-designated derivatives. All derivative instruments are measured and recorded at fair value.	When available, quoted market prices or prices obtained through external sources are used to determine a contract's fair value. For contracts for which quoted market prices are not available, fair value is determined based on pricing models developed primarily from historical information and the expected relationship with quoted market prices. Measurement of the fair value of our derivatives also requires the assessment of certain risks related to non-performance, which requires a significant amount of judgment.	While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risks for additional information.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative and Financial Instruments Market Risk
We use commodity-based derivative contracts and financial instruments, when we deem it appropriate, to manage the risks associated with changes in the prices of fuel and fuel-related products, fluctuations in foreign currency exchange rates and interest rates, or to capture market opportunities. We utilize hedge accounting and formally designate certain of our derivative instruments as either cash flow or fair value hedges. Derivative instruments that are not designated are considered non-designated hedges and are designed to achieve an economic offset of the underlying price risk exposure. As a result, any changes in income associated with our derivatives contracts are substantially offset by corresponding changes in the value of the underlying risk being mitigated. However, in markets where the derivative instruments with longer maturities are automatically replaced by equivalent positions with shorter maturities, we may experience timing differences between the realized and unrealized gain or loss of the underlying transaction and hedged item although the underlying risk being mitigated is still offset. Financial instruments and positions affecting our financial statements are described below and are held primarily for hedging purposes.
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

The notional and fair market values of our commodity-based derivative instrument positions were as follows (in millions, except weighted average contract price):

			As of December 31,
Commodity Contracts (In millions of BBL)			2022			2021
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2022	—	$—	$—	(2.8)	$92.26	$(8.2)
		2023	(0.7)	102.63	(3.3)	—	—	—
					(3.3)			(8.2)

Non-designated hedge	Commodity contracts	2022	—	—	—	4.6	4.63	10.1
		2023	3.7	30.15	(179.2)	0.1	14.20	7.8
		2024	(0.4)	20.95	14.9	0.1	12.27	6.5
		2025	(0.3)	18.46	9.2	—	12.35	2.0
		2026	0.1	17.21	1.5	—	—	—
		2027	(0.6)	10.94	2.3	—	—	—
		Thereafter	—	10.24	0.4	(0.2)	12.50	1.4
					(150.8)			27.8
Total commodity derivative contracts					$(154.1)			$19.6
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2022 would have a material impact on our income from operations.

As of December 31, 2022, the foreign currency denominated notional amounts and fair value in U.S. dollars of our exposures from our foreign currency exchange derivatives, were primarily related to the following (in millions, except weighted average contract price):

Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2023	AUD	(17.9)	0.653	$(0.7)
2023	CAD	(38.8)	1.358	(0.5)
2023	CHF	(1.4)	0.975	(0.1)
2023	CLP	(1,229.2)	963.670	(0.1)
2023	COP	(66,939.1)	4,774.820	0.2
2023	CZK	(15.1)	24.798	(0.1)
2023	DKK	410.3	6.630	3.8
2023	EUR	29.8	1.033	(1.5)
2023	GBP	(8.6)	1.183	(1.9)
2023	HUF	(393.4)	418.490	(0.4)
2023	KRW	(19,860.4)	1,066.255	(1.4)
2023	MXN	(1,700.0)	19.965	(3.7)
2023	NOK	(1,808.7)	10.110	(9.3)
2023	NZD	(1.0)	0.596	(0.2)
2023	PHP	115.2	57.590	0.1
2023	PLN	0.7	4.706	(0.2)
2023	RON	(24.3)	4.871	(0.3)
2023	SEK	130.0	10.624	1.4
2023	SGD	4.9	1.417	0.3
2024	EUR	6.0	1.070	0.4
2025	EUR	1.4	1.056	0.1
Total foreign currency exchange derivative contracts				$(14.1)
The total fair value our foreign currency exchange derivative contracts was a net liability of $14.1 million and a net asset of $0.4 million as of December 31, 2022 and 2021, respectively. The majority of foreign currency exchange derivatives are settled within one year. See Note 4. Derivative Instruments for additional information.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2022, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively. As of December 31, 2022, we had $339.0 million in outstanding borrowings under our Credit Facility and a $488.4 million Term Loan. As of December 31, 2022, the aggregate outstanding balance of our finance lease obligations was $15.4 million, which bear interest at annual rates ranging from 1.0% to 5.9%. Our remaining outstanding debt of $2.9 million, as of December 31, 2022, primarily relates to loans payable in varying amounts which bear interest at annual rates ranging from zero to 3.5%. We also have other agreements, such as our RPAs, with exposure to interest rate risk. See Note 2. Accounts Receivable and Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
We entered into a $300 million, one-month Eurodollar, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025 (the "Swap"). The Swap agreement effectively locks in the floating interest rate we will pay for a portion of our Eurodollar rate loans at 0.535%. The fair value of the interest rate swap contract was an asset of $24.7 million and an asset of $5.1 million as of December 31, 2022 and 2021, respectively.

The following table presents the contractual weighted average interest rates and expected cash flows by maturity dates (in millions, except weighted average interest rates):

Expected Maturities as of December 31, 2022
Interest Rate Swap	2023	2024	2025	Fair Value
Notional Value: $300				$24.7
Variable to Fixed(1)	$12.9	$10.0	$1.9
Average pay rate	0.535%	0.535%	0.535%
Average receive rate	5.00%	4.00%	3.00%
(1)Represents discounted net cash flow receipts or (payments).
A fluctuation of 100 bps in the interest rate would result in a $12.5 million change in interest expense with respect to these agreements during the next twelve months.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 24, 2023, are set forth in Item 15 of this 2022 10‑K Report.
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
As of the end of the period covered by this 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.
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

Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2022. Management has excluded Flyers Energy Group, LLC ("Flyers"), which was acquired on January 3, 2022, from its assessment of internal control over financial reporting as of December 31, 2022. The total assets and total revenues of Flyers represents approximately 11% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2022.
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
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from "Proposal No. 1--Election of Directors," "Corporate Governance" and "Information Concerning Executive Officers" in our Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders ("2023 Proxy") to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from "Corporate Governance--Director Compensation and Ownership Guidelines," "Compensation Discussion and Analysis," and "Executive Compensation Tables" in our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from "Security Ownership of Certain Beneficial Owners and Management" in our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from "Corporate Governance--Review and Approval of Related Person Transactions" and "Corporate Governance--Board and Committee Governance--Director Independence" in our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.
Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from "Proposal No. 3--Ratification of Independent Registered Certified Public Accounting Firm--Fees and Services of PricewaterhouseCoopers LLP" in our 2023 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2022.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2022 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	41

	(ii)	Consolidated Balance Sheets	44

	(iii)	Consolidated Statements of Income and Comprehensive Income	45

	(iv)	Consolidated Statements of Shareholders’ Equity	46

	(v)	Consolidated Statements of Cash Flows	47

	(vi)	Notes to the Consolidated Financial Statements	49

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2022 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation (incorporated by reference herein from Exhibit 99.2 to our Current Report on Form 8‑K filed on February 3, 2005).
3.2	Articles of Amendment to Restated Articles of Incorporation (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on November 23, 2009).
3.3	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our 2019 10-K).
10.1	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.2	2020 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020). *
10.3	2021 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2021). *
10.4	Form of Named Executive Officer Performance-based Restricted Stock Unit Agreement under the 2021 Omnibus Plan incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001611). *
10.5	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *
10.6	World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *
10.7	Form of Executive Officer Performance-Based Restricted Stock Unit Award Agreement*
10.8	Form of Executive Officer Service-Based Restricted Stock Unit Award Agreement*
10.9	Transition and Separation Agreement, dated November 8, 2022, between World Fuel Services Corporation and Jeffrey P. Smith incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001611). *
10.10
Form of Non-Employee Director 2017 Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.11	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *
10.12	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *
10.13	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *

Exhibit No.	Description
10.14	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q"). *
10.15	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017 ("2016 10-K"). *
10.16	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.17	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.18	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.19	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.20	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.21	Form of Named Executive Officer Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2020 10-K). *
10.22	Amended and Restated Employment Agreement, dated November 10, 2022, between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001610). *
10.23	Consulting Agreement, effective as of April 1, 2022, between World Fuel Services and Michael J. Crosby (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2022).*
10.24	Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*
10.25	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).
10.26	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).
10.27	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).
10.28	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).
10.29	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).
10.30	Amendment No. 6 to the Fourth Amended and Restated Credit Agreement, dated as of November 24, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.28 to our Annual Report on Form 10-K filed on February 25, 2022).
10.31	Amendment No. 7 to the Fourth Amended and Restated Credit Agreement, dated as of November 26, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.29 to our Annual Report on Form 10-K filed on February 25, 2022).
10.32	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of April 1, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2022).

Exhibit No.	Description
10.33	Amendment No. 9 to the Fourth Amended and Restated Credit Agreement, dated as of July 12, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 29, 2022).
10.34	Purchase Agreement, dated as of October 28, 2021, by and among World Fuel Services, Inc., World Fuel Services Corporation, Flyers Energy Group, LLC, Speedy Investments, LP, Eclipse Investments, LP, TAD Family Limited Partnership, David Dwelle Family Limited Partnership, Thomas A. Dwelle, Stephen B. Dwelle, Walter A. Dwelle, David W. Dwelle, and Walter A. Dwelle in his capacity as the Seller Representative (incorporated by reference herein from Exhibit 10.30 to our Annual Report on Form 10-K filed on February 25, 2022).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
101	The following materials from World Fuel Services Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of World Fuel Services Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Fuel Services Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Flyers Energy Group, LLC from its assessment of internal control over financial reporting as of December 31, 2022, because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Flyers Energy Group, LLC from our audit of internal control over financial reporting. Flyers Energy Group, LLC is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 11% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Acquisition of Flyers Energy Group, LLC – Valuation of Customer Relationships
As described in Notes 1 and 3 to the consolidated financial statements, the Company closed the acquisition of Flyers Energy Group, LLC for total consideration of $795 million on January 3, 2022. The acquisition was accounted for as a business combination which resulted in the Company recording $191.8 million of identifiable intangible assets, of which a significant portion relates to customer relationships. The Company accounts for business combinations under the acquisition method of accounting. Under the acquisition method, the purchase price is allocated to all identifiable assets acquired, all liabilities assumed and any noncontrolling interest at the fair value as of the acquisition date. The fair value of the customer relationships acquired is estimated using an income approach. Management applied significant judgment in estimating the fair value of the customer relationships acquired, which involved the use of significant estimates and assumptions with respect to the expected growth rates, profitability, customer attrition rates, and the discount rate.
The principal considerations for our determination that performing procedures relating to the valuation of customer relationships acquired in the acquisition of Flyers Energy Group, LLC is a critical audit matter are the significant judgment by management when developing the fair value of the customer relationships acquired, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected growth rates, profitability, customer attrition rates, and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the customer relationships acquired. These procedures also included, among others, reading the purchase agreement, testing management’s process for developing the fair value of the customer relationships acquired, which included evaluating the appropriateness of the income approach; testing the completeness and accuracy of underlying data used in the income approach; and evaluating the reasonableness of the significant assumptions related to expected growth rates, profitability, customer attrition rates, and the discount rate. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions were reasonable by considering (i) the past performance of the acquired business and (ii) the consistency with economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income approach and evaluating the reasonableness of the discount rate and customer attrition rate assumptions.
Goodwill Impairment Assessment – Aviation and Land Reporting Units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,233 million as of December 31, 2022, which is allocated among the Aviation and Land reporting units. Goodwill is evaluated for impairment at the reporting unit level as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of the goodwill may be impaired. To perform the quantitative impairment test, management compares the fair value of each reporting unit to its respective carrying amount, including goodwill. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Aviation and Land reporting units is a critical audit matter are the significant judgment by management when developing the fair value of the Aviation and Land reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected growth rates, profitability, and the discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units and significant assumptions used in the estimated future cash flows. These procedures also included, among others, testing management’s process for developing the fair value of the Aviation and Land reporting units, which included evaluating the appropriateness of the income and market approaches; testing the completeness and accuracy of underlying data used in the income and market approaches; and evaluating the reasonableness of the significant assumptions related to expected growth rates, profitability, and the discount rates. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Aviation and Land reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the income and market approaches and evaluating the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Hallandale Beach, Florida
February 24, 2023

We have served as the Company’s auditor since 2002.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2022	December 31, 2021
Assets:
Current assets:
Cash and cash equivalents	$298.4	$652.2
Accounts receivable, net of allowance for credit losses of $14.1 million and $26.1 million as of December 31, 2022 and 2021, respectively	3,294.1	2,355.3
Inventories	779.9	477.9
Prepaid expenses	83.6	59.2
Short-term derivative assets, net	302.1	169.2
Other current assets	479.9	305.9
Total current assets	5,238.1	4,019.7
Property and equipment, net	484.2	348.9
Goodwill	1,233.0	861.9
Identifiable intangible assets, net	336.2	189.1
Other non-current assets	873.2	522.8
Total assets	$8,164.6	$5,942.4
Liabilities:
Current liabilities:
Current maturities of long-term debt	$15.8	$30.6
Accounts payable	3,529.5	2,399.6
Short-term derivative liabilities, net	325.2	168.4
Customer deposits	268.9	205.5
Accrued expenses and other current liabilities	469.3	292.7
Total current liabilities	4,608.6	3,096.7
Long-term debt	829.9	478.1
Non-current income tax liabilities, net	212.7	213.9
Other long-term liabilities	522.5	236.8
Total liabilities	6,173.8	4,025.6
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 62.0 and 61.7 issued and outstanding as of December 31, 2022 and 2021, respectively	0.6	0.6
Capital in excess of par value	182.4	168.1
Retained earnings	1,962.5	1,880.6
Accumulated other comprehensive income (loss)	(160.6)	(136.7)
Total World Fuel shareholders' equity	1,984.9	1,912.7
Noncontrolling interest	5.9	4.1
Total equity	1,990.7	1,916.8
Total liabilities and equity	$8,164.6	$5,942.4
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2022	2021	2020
Revenue	$59,043.1	$31,337.0	$20,358.3
Cost of revenue	57,954.1	30,548.8	19,506.5
Gross profit	1,089.1	788.2	851.8
Operating expenses:
Compensation and employee benefits	507.4	386.7	366.9
General and administrative	308.7	247.6	311.1
Asset impairments	0.6	4.7	25.6
Restructuring charges	(0.8)	6.6	10.3
Total operating expenses	815.8	645.6	714.0
Income from operations	273.2	142.6	137.9
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(110.6)	(40.2)	(44.9)
Other income (expense), net	(17.5)	(2.3)	68.8
Total non-operating income (expense), net	(128.1)	(42.5)	23.9
Income (loss) before income taxes	145.1	100.0	161.7
Provision for income taxes	29.2	25.8	52.1
Net income (loss) including noncontrolling interest	115.9	74.2	109.6
Net income (loss) attributable to noncontrolling interest	1.7	0.5	0.1
Net income (loss) attributable to World Fuel	$114.1	$73.7	$109.6
Basic earnings (loss) per common share	$1.83	$1.17	$1.72
Basic weighted average common shares	62.3	62.9	63.7
Diluted earnings (loss) per common share	$1.82	$1.16	$1.71
Diluted weighted average common shares	62.7	63.3	64.0
Comprehensive income:
Net income (loss) including noncontrolling interest	$115.9	$74.2	$109.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(45.5)	(13.7)	13.8
Cash flow hedges, net of income tax expense (benefit) of $7.6, $3.3, and $0.0 for 2022, 2021, and 2020, respectively	21.6	9.6	(0.1)
Total other comprehensive income (loss)	(24.0)	(4.1)	13.7
Comprehensive income (loss) including noncontrolling interest	91.9	70.1	123.3
Comprehensive income (loss) attributable to noncontrolling interest	1.7	0.5	—
Comprehensive income (loss) attributable to World Fuel	$90.2	$69.6	$123.3

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2019	65.2	$0.7	$274.7	$1,761.3	$(146.3)	$1,890.4	$3.5	$1,893.9
Net income (loss)	—	—	—	109.6	—	109.6	0.1	109.6
Cumulative effect of change in accounting principle	—	—	—	(11.1)	—	(11.1)	—	(11.1)
Cash dividends declared	—	—	—	(25.5)	—	(25.5)	—	(25.5)
Amortization of share-based payment awards	—	—	(1.1)	—	—	(1.1)	—	(1.1)
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	1.2	—	—	1.2	—	1.2
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.1)	—	—	(3.1)	—	(3.1)
Purchases of common stock	(2.6)	—	(68.3)	—	—	(68.3)	—	(68.3)
Other comprehensive income (loss)	—	—	—	—	13.7	13.7	—	13.7
Other	—	—	1.2	2.4	—	3.7	—	3.7
Balance as of December 31, 2020	62.9	0.6	204.6	1,836.7	(132.6)	1,909.3	3.6	1,912.9
Net income (loss)	—	—	—	73.7	—	73.7	0.5	74.2
Cash dividends declared	—	—	—	(30.0)	—	(30.0)	—	(30.0)
Amortization of share-based payment awards	—	—	19.6	—	—	19.6	—	19.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Purchases of common stock	(1.7)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of December 31, 2021	61.7	0.6	168.1	1,880.6	(136.7)	1,912.7	4.1	1,916.8
Net income (loss)	—	—	—	114.1	—	114.1	1.7	115.9
Cash dividends declared	—	—	—	(32.2)	—	(32.2)	—	(32.2)
Amortization of share-based payment awards	—	—	17.6	—	—	17.6	—	17.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(2.0)	—	(48.7)	—	—	(48.7)	—	(48.7)
Other comprehensive income (loss)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$115.9	$74.2	$109.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	179.9	14.5	(23.2)
Depreciation and amortization	107.8	81.0	85.8
Provision for credit losses	7.7	6.3	63.7
Share-based payment award compensation costs	17.6	19.6	(0.9)
Deferred income tax expense (benefit)	(18.5)	(7.6)	(14.4)
Unrealized foreign currency (gains) losses, net	21.7	(7.8)	0.6
Loss (gain) on sale of business	7.7	1.5	(80.0)
Other	(0.8)	4.6	25.3
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(870.7)	(1,132.6)	1,300.3
Inventories	(252.1)	(135.2)	251.0
Prepaid expenses	(25.2)	(10.5)	28.1
Short-term derivative assets, net	(351.2)	(89.5)	(6.9)
Other current assets	(121.8)	(32.1)	63.2
Cash collateral with counterparties	(252.9)	22.9	44.2
Other non-current assets	(133.9)	(89.9)	(8.7)
Accounts payable	1,060.7	1,143.8	(1,223.9)
Customer deposits	67.3	52.0	23.6
Short-term derivative liabilities, net	370.6	114.8	0.3
Accrued expenses and other current liabilities	78.2	64.2	(87.9)
Non-current income tax, net and other long-term liabilities	130.6	79.0	54.3
Net cash provided by (used in) operating activities	138.5	173.2	604.1
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(643.9)	(37.1)	(128.6)
Proceeds from sale of business, net of divested cash	—	25.0	259.6
Capital expenditures	(78.6)	(39.2)	(51.3)
Other investing activities, net	(2.5)	(7.1)	(6.9)
Net cash provided by (used in) investing activities	(724.9)	(58.3)	72.8
Cash flows from financing activities:
Borrowings of debt	6,944.9	0.3	2,095.4
Repayments of debt	(6,611.2)	(24.2)	(2,207.4)
Dividends paid on common stock	(31.0)	(28.7)	(25.6)
Repurchases of common stock	(48.7)	(50.5)	(68.3)
Other financing activities, net	(16.6)	(10.5)	(7.1)
Net cash provided by (used in) financing activities	237.3	(113.6)	(213.0)
Effect of exchange rate changes on cash and cash equivalents	(4.7)	(7.8)	8.8
Net increase (decrease) in cash and cash equivalents	(353.8)	(6.6)	472.7
Cash and cash equivalents, as of the beginning of the period	652.2	658.8	186.1
Cash and cash equivalents, as of the end of the period	$298.4	$652.2	$658.8

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year Ended December 31,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$113.4	$44.4	$45.1
Income taxes	$66.6	$39.0	$68.5

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
World Fuel Services Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K ("2022 10‑K Report") as "World Fuel," "we," "our" and "us."
We are a leading global energy management company, offering a broad suite of energy advisory, management and fulfillment services, digital and other technology solutions, as well as sustainability products and services across the energy product spectrum. We are principally involved in providing energy procurement and related products and services to commercial and industrial customers in the aviation, land, and marine transportation industries. We have also expanded our product and service offerings to include energy advisory services, sustainability and renewable energy solutions, as well as supply fulfillment for natural gas and power.
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
B. New Accounting Standards
Adoption of New Accounting Standards
During the year ended December 31, 2022, there have been no accounting standards that, upon adoption, had a material impact on the Company's Consolidated Financial Statements or processes.
Accounting Standards Issued But Not Yet Adopted
Disclosure of Supplier Finance Program Obligations. In September 2022, ASU 2022-04 was issued to require the buyer in a supplier finance program to disclose the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for the rollforward, which should be applied prospectively. We are currently evaluating the provisions in the amendment to conclude if they will have a material impact to our disclosures or processes.
There are no other recently issued accounting standards not yet adopted by us that, upon adoption, are expected to have a material impact on the Company’s Consolidated Financial Statements or processes.
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
E. Accounts Receivable and Allowance for Credit Losses
The Company adopted ASU 2016-13 effective January 1, 2020, and recognized $11.1 million as a reduction to the opening retained earnings balance as of the date of implementation.
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
F. Inventories
Inventories are valued primarily using weighted average cost and first-in-first-out in certain limited locations. Inventory is stated at the lower of average cost or net realizable value. When evidence exists that the net realizable value of inventory is lower than its cost, the difference is recognized as a loss in the Consolidated Statements of Income and Comprehensive Income in the period in which it occurs. We utilize a variety of fuel indices and other indicators to calculate the net realizable value. The cost of inventory includes fuel purchase costs, any related transportation or distribution costs and changes in the estimated fair market values for inventories included in a fair value hedge relationship.
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
We calculate fair value using various methodologies, depending on the type of assets, including the income approach (e.g., based on the present value of estimated future cash flows), the market approach, the cost approach, or a combination thereof. The unique characteristics of an asset or liability and the availability of observable prices affect the number of valuation approaches and/or techniques used in a fair value analysis. We measure fair value using observable and unobservable inputs. We give the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).
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
•Level 3 – Inputs that are unobservable.
For additional information pertaining to our fair value measurements, see Note 5. Fair Value Measurements.
I. Derivatives
Our derivative contracts, except for those designated as normal purchase normal sale, are recognized at their estimated fair market value. The fair value of our derivatives is derived using observable and certain unobservable inputs, such as basis differentials, which are based on the difference between the historical prices of our prior transactions and underlying observable data; and incorporates the effect of nonperformance risk.
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
Cash flows of derivatives that do not contain an other-than-insignificant financing element and are designated in cash flow or fair value hedges are classified in the same category as the cash flow from the hedged items in our Consolidated Statement of Cash Flows. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. Cash flows related to all other non-hedging derivatives are classified in accordance with the nature of the derivative instrument and how it is used in the context of the entity’s business.
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

K. Goodwill
Goodwill is evaluated for impairment at the reporting unit level as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
We have the option to perform a qualitative assessment of goodwill rather than completing the quantitative impairment test. Under this qualitative assessment, if we conclude it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, no further analysis is needed.
To perform the quantitative impairment test, we compare the fair value of each reporting unit to its respective carrying amount, including goodwill. In calculating the fair value, we use a combination of both an income and market approach. Under the market approach, we use a selection of global companies that correspond to each reporting unit to derive a market-based multiple. Under the income approach, we calculate the fair value of each reporting unit based on the present value of estimated future cash flows. The estimated future cash flows are based on the best information available as of the testing date, including our annual operating plan that is approved by our Board of Directors. The estimated cash flows are discounted using rates that correspond to a weighted-average cost of capital consistent with those used internally for investment decisions. All our estimates are considered supportable assumptions that are based on a number of factors including industry experience, internal benchmarks and the economic environment. We believe these assumptions are reasonable and are consistent with those we believe a market participant would use.
L. Identifiable Intangible Assets
In connection with our acquisitions, we recognize identifiable intangible assets at fair value. After the initial recognition of the asset, the accounting treatment depends on the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the company. Identifiable intangible assets with finite useful lives are amortized over their estimated useful lives and are assessed for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Intangible assets with indefinite useful life are not subject to amortization but are tested for impairment at least annually during the fourth quarter. This analysis generally involves the use of qualitative and quantitative information to conclude whether the fair value is greater than or equal to the carrying value.
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
P. Foreign Currency
Generally, the functional currency of our subsidiaries is the U.S. dollar, except for certain foreign subsidiaries which utilize their respective local currency as their functional currency. Monetary assets and liabilities denominated in a currency that is different from the functional currency are remeasured from the applicable currency to the functional currency using month-end exchange rates. Foreign currency transaction gains and losses are included in other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income in the period incurred.
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
S. Leases
We determine if an arrangement is a lease at contract inception. Determining whether a contract contains a lease includes judgment regarding whether the contract conveys the right to control the use of identified property or equipment for a period of time in exchange for consideration.
As a lessee, we account for our lease-related assets and liabilities based on their classification as operating leases or finance leases, following the relevant accounting guidance. We have elected an accounting policy to combine non-lease components with the related-lease components and treat the combined items as a lease for accounting purposes. We measure lease related assets and liabilities based on the present value of lease payments, including in-substance fixed payments, variable payments that depend on an index or rate measured at the commencement date, and the amount we believe is probable we will pay the lessor under residual value guarantees when applicable. We discount lease payments based on our estimated incremental borrowing rate at lease commencement (or modification), which is primarily based on our estimated credit rating, the lease term at commencement, and the contract currency of the lease arrangement. We have elected to exclude short term leases (leases with an original lease term less than one year) from the measurement of lease-related assets and liabilities.
We assess right-of-use assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.
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

We had accounts receivable, net of $3.3 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $17.3 million and $29.8 million, as of December 31, 2022 and 2021, respectively. Changes to the expected credit loss provision during the year ended December 31, 2022 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information. Write-offs of uncollectible receivables during the year ended December 31, 2022 resulted principally from pre-existing financial difficulties experienced by certain customers. Based on an aging analysis as of December 31, 2022, 96% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2022	2021	2020
Balance as of January 1,	$29.8	$57.3	$46.6
Charges to allowance for credit losses	7.7	6.3	63.7
Write-off of uncollectible receivables	(22.3)	(35.3)	(53.7)
Recoveries of credit losses	1.5	1.4	1.0
Translation adjustments	0.6	0.1	(0.3)
December 31,	$17.3	$29.8	$57.3
Receivable sale programs
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During 2020 and 2021, we amended our RPAs to, among other things, extend the renewal option term through 2024 and increase the aggregate purchase limit as well as the individual customer limits.
Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Income and Comprehensive Income.
During the years ended December 31, 2022, 2021, and 2020, we sold receivables under the RPAs with an aggregate face value of $13.1 billion, $9.2 billion, and $4.3 billion, respectively, and recognized fees of $44.5 million, $20.2 million, and $11.8 million, respectively.
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

The purchase price allocation was finalized during the third quarter of 2022. The following table summarizes the fair value of the aggregate consideration as well as the final allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in millions):

Final Purchase Price Allocation
Consideration:
Cash paid at closing	$642.7
Working capital adjustment paid to seller	2.3
Common stock issued to seller	50.0
Amount due to sellers (1)	100.0
Total fair value of consideration	$795.0

Assets acquired and liabilities assumed:
Cash	$3.3
Accounts receivable	109.8
Inventory	50.9
Property, plant and equipment	126.6
Identifiable intangible assets subject to amortization (2)	162.5
Identifiable intangible assets not subject to amortization (3)	29.3
Accounts payable	(38.0)
Other assets and liabilities, net (4)	(37.3)
Net identifiable assets acquired	407.0
Goodwill (5)	388.0
Net assets acquired	$795.0
(1)In January 2023, $50 million of the remaining purchase consideration was paid to the seller, with the remaining $50 million expected to be settled in January 2024.
(2)Identifiable intangible assets subject to amortization primarily consist of customer and network relationships and other identifiable assets which will be amortized over a weighted average life of 11.6 years.
(3)Identifiable intangible assets not subject to amortization include trademarks and trade names acquired.
(4)Includes the recognition of right of use assets of $45.0 million and lease liabilities of $46.0 million.
(5)Goodwill is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our land segment. We anticipate that all of the goodwill assigned to the land segment will be deductible for tax purposes.
Total revenue and income before income taxes of Flyers included in the Company's Consolidated Statement of Income for the period from the date of acquisition through December 31, 2022 were $3.4 billion and $71.2 million, respectively.
The following presents unaudited pro forma combined financial information of the Company for the year ended December 31, 2021 as if the acquisition of Flyers had been completed on January 1, 2021 (in millions):

(unaudited)	For the Year Ended December 31, 2021
Revenue	$33,849.2
Net income attributable to World Fuel	$112.5
The unaudited pro forma combined financial information was based on the historical financial information of World Fuel and Flyers and includes (i) incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the incremental borrowings under our Credit Facility to finance the acquisition; (iii) nonrecurring transaction costs recognized in connection with the transaction; and (iv) the tax effect of the pro forma adjustments as well as the recognition of income tax expense associated with Flyers' historical statements, calculated using statutory tax rates, as Flyers was comprised of limited liability companies not subject to federal and state income taxes prior to the acquisition. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
During the year ended December 31, 2022, we also completed an acquisition within our aviation segment. The financial position, results of operations and cash flows of the acquisition have been included in our Consolidated Financial Statements since the acquisition date and did not have a material impact on our Consolidated Financial Statements as of and for the year ended December 31, 2022.
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
During the third quarter of 2021, we collected $25.0 million of the deferred payment related to a note receivable originally due in 2026. No consideration was received with respect to 2021 as the financial targets were not met. As of December 31, 2022, we expect that the amount to be collected based on 2022 financial targets is lower than the original fair value estimated. As a result, a loss of $7.7 million was recognized during the year ended December 31, 2022. The loss is reported in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income.
2020 Acquisition
On March 4, 2020, we completed the acquisition of the aviation fuel business from Universal Weather and Aviation, Inc. ("UVair fuel business"), which serves business and general aviation customers worldwide. The acquisition was accounted for as a business combination.

The purchase price allocation was finalized in the third quarter of 2020. The following table summarizes the final aggregate consideration, updated for certain working capital items, and the final fair value of the assets acquired and liabilities assumed (in millions):

Total
Cash paid for acquisition of business	$129.0
Amounts due to sellers (1)	30.0
Purchase price	$159.0

Assets acquired:
Accounts receivable	$42.8
Goodwill and identifiable intangible assets	123.3
Other current and long-term assets	3.8

Liabilities assumed:
Accounts payable	(9.9)
Other current and long-term liabilities	(1.0)
Purchase price	$159.0
(1)    The total consideration includes a deferred payment that remains partially outstanding as of December 31, 2022.
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
The financial position, results of operations and cash flows of this acquisition has been included in our Consolidated Financial Statements since the acquisition date and did not have a material impact on our consolidated revenue and net income for the year ended December 31, 2020; accordingly, pro forma information has not been provided.
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

The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	December 31, 2022
Commodity contracts:
Long	BBL	81.2
Short	BBL	(79.5)

Foreign currency exchange contracts:
Sell U.S. dollar, buy other currencies	USD	(662.4)
Buy U.S. dollar, sell other currencies	USD	860.8

Interest rate contract:
Interest rate swap	USD	300.0
While the majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next year, our interest rate swap agreement matures in March 2025.
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Consolidated Balance Sheets location	2022	2021	2022	2021
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$1.8	$—	$9.7
	Short-term derivative liabilities, net	3.4	0.1	6.7	0.4

Interest rate contract	Short-term derivative assets, net	12.9	—	—	—
	Other non-current assets	11.9	5.4	—	—
	Short-term derivative liabilities, net	—	—	—	0.3
Total derivatives designated as hedging instruments		28.2	7.3	6.7	10.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	376.4	516.3	42.3	337.5
	Other non-current assets	293.3	112.2	66.9	27.6
	Short-term derivative liabilities, net	423.1	117.6	936.3	286.6
	Other long-term liabilities	201.8	15.5	399.8	82.1

Foreign currency contracts	Short-term derivative assets, net	21.8	3.8	18.5	1.7
	Other non-current assets	0.7	0.1	0.1	—
	Short-term derivative liabilities, net	2.0	0.8	19.8	2.6
	Other long-term liabilities	0.2	—	0.4	—
Total derivatives not designated as hedging instruments		1,319.2	766.3	1,484.1	738.1
Total derivatives		$1,347.4	$773.6	$1,490.8	$748.5
For information regarding our derivative instruments measured at fair value after netting and collateral see Note 5. Fair Value Measurements.

The following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of December 31,		As of December 31,
	2022	2021	2022	2021
Inventory	$60.7	$59.3	$1.2	$0.6
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Year Ended December 31,
	2022			2021			2020
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$59,043.1	$57,954.1	$110.6	$31,337.0	$30,548.8	$40.2	$20,358.3	$19,506.5	$48.6
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	43.9	—	—	22.1	—	—	(8.2)	—
Derivatives designated as hedging instruments	—	(52.0)	—	—	(24.3)	—	—	9.4	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	(164.5)	2.6	—	(56.7)	319.0	—	31.3	(181.1)	—
Interest rate contract:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	—	—	(4.2)	—	—	(1.4)	—	—	(0.5)
Total amount of income and expense line items excluding the impact of hedges	$59,207.7	$57,948.6	$106.5	$31,393.6	$30,865.6	$38.8	$20,327.0	$19,326.6	$48.1

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (loss) not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement		Year Ended December 31,
	Location	2022	2021	2020
Commodity contracts	Revenue	$(134.5)	$(369.4)	$505.6
Commodity contracts	Cost of revenue	$10.7	$11.0	$(181.6)
For the years ended December 31, 2022, 2021 and 2020, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of December 31, 2022, on a pre-tax basis, $1.2 million and $0.2 million is scheduled to be reclassified from Accumulated other comprehensive loss over the next twelve months as a decrease to Revenue and a decrease to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of gain (loss) recognized in Accumulated other comprehensive income (loss), net of income tax (expense) benefit	Year Ended December 31,
	2022	2021	2020
Commodity contracts (Revenue)	$(114.7)	$31.6	$(20.8)
Commodity contracts (Cost of revenue)	2.1	166.1	(126.4)
Interest rate contracts	11.3	5.5	(3.2)
Total gain (loss)	$(101.3)	$203.2	$(150.4)

Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into Net income, net of income tax (expense) benefit		Year Ended December 31,
	Location	2022	2021	2020
Commodity contracts	Revenue	$(121.7)	$(43.0)	$31.3
Commodity contracts	Cost of revenue	1.9	237.7	(181.1)
Interest rate contracts	Interest expense and other financing costs, net	(3.1)	(1.0)	(0.5)
Total gain (loss)		$(122.9)	$193.6	$(150.3)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated	Location	Year Ended December 31,
		2022	2021	2020
Commodity contracts	Revenue	$230.7	$88.4	$235.2
	Cost of revenue	0.6	(14.2)	(121.1)
		231.3	74.2	114.1
Foreign currency contracts	Revenue	(1.7)	1.1	(3.2)
	Other income (expense), net	3.3	1.6	(13.4)
		1.6	2.7	(16.6)
Total gains (losses)		$232.9	$76.9	$97.5

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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	As of December 31,
	2022	2021
Net derivative liability positions with credit contingent features	$72.5	$3.3
Collateral posted and held by our counterparties	(28.7)	—
Maximum additional potential collateral requirements	$43.8	$3.3
5. Fair Value Measurements
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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$496.2	$797.6	$4.2	$1,298.0
Interest rate contract	—	24.7	—	24.7
Foreign currency contracts	—	24.7	—	24.7
Cash surrender value of life insurance	—	14.4	—	14.4
Total assets at fair value	$496.2	$861.4	$4.2	$1,361.8

Liabilities:
Commodities contracts	$497.4	$951.2	$3.4	$1,452.1
Foreign currency contracts	—	38.7	—	38.7
Total liabilities at fair value	$497.4	$989.9	$3.4	$1,490.8

	Fair Value Measurements as of December 31, 2021
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$513.3	$247.6	$2.6	$763.5
Interest rate contract	—	5.4	—	5.4
Foreign currency contracts	—	4.7	—	4.7
Cash surrender value of life insurance	—	14.6	—	14.6
Total assets at fair value	$513.3	$272.3	$2.6	$788.3

Liabilities:
Commodities contracts	$361.5	$378.6	$3.8	$743.9
Interest rate contract	—	0.3	—	0.3
Foreign currency contracts	—	4.3	—	4.3
Total liabilities at fair value	$361.5	$383.2	$3.8	$748.5
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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,298.0	$756.8	$541.1	$79.3	$—	$461.9
Interest rate contract	24.7	—	24.7	—	—	24.7
Foreign currency contracts	24.7	20.9	3.8	—	—	3.8
Total assets at fair value	$1,347.4	$777.7	$569.7	$79.3	$—	$490.5

Liabilities:
Commodities contracts	$1,452.1	$755.6	$696.4	$243.1	$—	$453.3
Foreign currency contracts	38.7	22.1	16.7	—	—	16.7
Total liabilities at fair value	$1,490.8	$777.7	$713.1	$243.1	$—	$470.0

	Fair Value as of December 31, 2021
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$763.5	$513.1	$250.4	$7.6	$—	$242.8
Interest rate contract	5.4	—	5.4	—	—	5.4
Foreign currency contracts	4.7	2.6	2.1	—	—	2.1
Total assets at fair value	$773.6	$515.6	$258.0	$7.6	$—	$250.4

Liabilities:
Commodities contracts	$743.9	$513.1	$230.8	$3.2	$—	$227.7
Interest rate contract	0.3	—	0.3	—	—	0.3
Foreign currency contracts	4.3	2.6	1.7	—	—	1.7
Total liabilities at fair value	$748.5	$515.6	$232.8	$3.2	$—	$229.7
At December 31, 2022 and 2021, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right to offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2022, three of our counterparties with a total exposure of $171.2 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $14.8 million.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of December 31, 2022 and 2021, respectively. The Flyers assets acquired and liabilities assumed were measured and recorded at their acquisition date fair values during the year ended December 31, 2022 as discussed in Note 3. Acquisitions and Divestitures.
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

6. Goodwill and Identifiable Intangible Assets
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2020	$398.8	$459.7	$858.6
2021 acquisition (1)	—	7.5	7.5
Foreign currency translation of non-USD functional currency subsidiary goodwill	1.3	(5.5)	(4.2)
As of December 31, 2021	400.1	461.8	861.9
2022 acquisitions (1)	0.7	388.0	388.7
Foreign currency translation of non-USD functional currency subsidiary goodwill	(3.2)	(14.4)	(17.6)
As of December 31, 2022	$397.6	$835.3	$1,233.0
(1)See Note 3. Acquisitions and Divestitures for additional information.
Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$509.0	$292.6	$216.4	$406.5	$261.9	$144.6
Supplier agreements	69.0	25.0	44.0	31.9	19.5	12.4
Others	54.3	32.1	22.2	37.2	30.4	6.8
Total intangible assets subject to amortization	632.3	349.7	282.5	475.6	311.8	163.8
Intangible assets not subject to amortization:
Trademark / trade name rights	53.6	—	53.6	25.3	—	25.3
Total intangible assets	$685.9	$349.7	$336.2	$500.9	$311.8	$189.1
(1)Includes the impact of foreign exchange.
Intangible amortization expense for 2022, 2021 and 2020 was $43.4 million, $30.1 million and $33.1 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2023	$36.1
2024	34.7
2025	33.0
2026	27.8
2027	23.4
Thereafter	127.6
Total	$282.5

7. Debt, Interest Income, Expense, and Other Finance Costs
The following table provides information about our debt (in millions):

	As of December 31,
	2022	2021
Credit Facility	$339.0	$—
Term Loan	488.4	484.1
Finance leases (1)	15.4	21.2
Other	2.9	3.3
Total debt	845.7	508.7
Less: Current maturities of long-term debt and finance leases	15.8	30.6
Long-term debt	$829.9	$478.1
(1)See Note 13. Leases for additional information.
Credit Agreement
Our Credit Agreement matures in April 2027 and provides for a revolving credit facility and term loan borrowings. On April 1, 2022, we entered into Amendment No. 8 to the Fourth Amended and Restated Credit Agreement, as further modified by Amendment No. 9 dated July 12, 2022 (as amended, the "Credit Agreement"), to: (i) increase the revolving credit facility provided under the Credit Agreement (the "Credit Facility") to $1.5 billion and provide a term loan of $500.0 million ("Term Loan"), thereby replacing the existing term loan and increasing the total facility to $2.0 billion; (ii) modify the pricing of the loans, including the reference rates for various currencies to reflect the discontinuation of LIBOR; (iii) extend the maturity to April 1, 2027; and (iv) modify certain financial and other covenants to provide greater operating flexibility.
Under the Credit Facility, up to $1.5 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $200.0 million, subject to the satisfaction of certain conditions.
As of December 31, 2022 and 2021, we had issued letters of credit under the Credit Facility totaling $38.3 million and $46.6 million, respectively. As of December 31, 2022 and 2021, the unused portion of our Credit Facility was $1.1 billion and $1.2 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2022, the applicable margins for base rate loans and Eurodollar rate loans were 0.75% and 1.75%, respectively.
Our Credit Agreement contains certain financial and other covenants with which we are required to comply. As of December 31, 2022, we were in compliance with all financial covenants contained in our Credit Agreement.
Other Credit Lines
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2022 and 2021, our outstanding letters of credit and bank guarantees under these credit lines totaled $523.1 million and $404.0 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.

Annual Maturities
As of December 31, 2022, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2023	$15.8
2024	27.3
2025	27.6
2026	27.5
2027	747.1
Thereafter	0.5
Total	$845.7
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our interest income, interest expense and other financing costs, net (in millions):

	Year Ended December 31,
	2022	2021	2020
Interest income	$6.8	$7.0	$3.6
Interest expense and other financing costs	(117.4)	(47.2)	(48.6)
Interest expense and other financing costs, net	$(110.6)	$(40.2)	$(44.9)
The weighted average interest rate on our short-term debt was 5.2% and 2.0% as of December 31, 2022 and 2021, respectively.
8. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2022	2021	Useful Lives
Land	$72.8	$19.9	Indefinite
Buildings and leasehold improvements	103.6	77.4	3 - 40 years
Office equipment, furniture and fixtures	15.7	14.7	3 - 7 years
Computer equipment and software costs	292.2	258.4	3 - 9 years
Machinery, equipment and vehicles (1)	395.4	316.9	3 - 40 years
Total property and equipment	879.6	687.3
Less: Accumulated depreciation and amortization (1)	395.4	338.4
Total property and equipment, net	$484.2	$348.9
(1)Includes right of use assets associated with finance leases. See Note 13. Leases for additional information.
For 2022, 2021 and 2020, we recorded depreciation expense of $64.4 million, $50.8 million and $52.7 million, respectively.
The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs, included in property and equipment are as follows (in millions):

	As of December 31,
	2022	2021
Computer software costs	$249.5	$217.9
Less: Accumulated amortization	150.2	131.1
Computer software costs, net	$99.3	$86.8

Included in capitalized computer software costs are costs incurred in connection with software development in progress of $5.2 million and $5.2 million as of December 31, 2022 and 2021, respectively. For 2022, 2021 and 2020, we recorded amortization expense related to computer software costs of $21.0 million, $17.6 million and $18.5 million, respectively.
9. Revenue from Contracts with Customers
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Our contracts with customers, which are primarily master sales agreements in combination with different types of nominations or standalone agreements, generally require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. As our contracts go through a formal credit approval process, we only enter into contracts when we determine the amount we expect to be entitled to is probable of collection. Our billing and payment terms generally include monthly invoicing with average payment terms of one to three months.
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

Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Aviation	$1,200.9	$682.8	$542.1
Land	9.9	36.8	10.6
Marine	5,851.6	3,419.5	2,436.8
Asia Pacific	7,062.4	4,139.2	2,989.4

Aviation	4,481.0	1,903.1	1,403.4
Land	4,141.1	2,491.8	1,744.5
Marine	3,739.7	2,364.6	1,630.8
EMEA	12,361.8	6,759.5	4,778.7

Aviation	4,703.5	2,092.4	1,069.9
Land	907.1	590.6	440.1
Marine	1,099.7	621.3	483.5
LATAM	6,710.3	3,304.3	1,993.5

Aviation	16,689.0	8,533.1	4,618.4
Land	14,028.8	7,251.5	4,359.6
Marine	2,263.7	1,220.0	851.6
North America	32,981.6	17,004.7	9,829.6

Other revenues (excluded from ASC 606) (1)	(72.9)	129.2	767.1

Total revenue	$59,043.1	$31,337.0	$20,358.3
(1)Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of December 31, 2022 and 2021, the contract assets and contracts liabilities recognized by the Company were not material.
10. Income Taxes
U.S. and foreign income before income taxes consist of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
United States	$(90.3)	$(47.7)	$51.2
Foreign	235.4	147.8	110.5
Income (loss) before income taxes	$145.1	$100.0	$161.7

Our total income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
U.S. federal statutory tax	$4.2	$4.4	$10.1
State	2.2	1.4	2.6
Foreign	42.9	22.4	42.9
Current income tax expense (benefit)	49.2	28.2	55.6
Deferred:
U.S. federal statutory tax	(4.6)	2.2	—
State	0.6	2.7	—
Foreign	(14.5)	(12.5)	(14.4)
Deferred income tax expense (benefit)	(18.5)	(7.6)	(14.4)
Non-current tax expense (income) (1)	(1.5)	5.3	10.9
Total provision for income taxes	$29.2	$25.8	$52.1
(1)Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.
A reconciliation of the tax provision calculated using the U.S. federal statutory income tax rate to our tax provision is as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Tax provision based on U.S. federal statutory tax rate	$30.5	$21.0	$34.0
Foreign rates varying from federal statutory tax rate	(5.4)	(10.3)	(21.5)
State income taxes, net of U.S. federal income tax benefit	0.7	1.8	3.6
U.S. taxes on foreign earnings and other tax reform impacts	29.7	11.1	12.0
Uncertain tax positions	(1.5)	5.3	10.9
Foreign currency, statutory adjustments, and tax rate changes	(3.8)	0.6	(3.1)
Non-taxable interest income & non-deductible interest expense	2.1	(2.1)	1.5
Valuation allowances	(13.3)	(6.6)	15.6
Non-deductible officer compensation	1.0	1.5	1.9
Withholding Tax	7.8	6.2	1.6
Foreign tax credit	(25.0)	(5.6)	(9.2)
Other (1)	6.6	2.9	4.9
Total provision for income taxes	$29.2	$25.8	$52.1
(1)Includes a gain of sale of company of $4.9 million for the year ended December 31, 2020.
For the year ended December 31, 2022, our income tax provision was $29.2 million and our effective income tax rate was 20.2%, as compared to an income tax provision of $25.8 million and an effective income tax rate of 25.8% for 2021. The higher income tax provision for the year ended December 31, 2022 resulted primarily from additional income before taxes reduced by additional discrete tax benefits as compared to 2021, including reductions to valuation allowances against our deferred tax assets in certain foreign jurisdictions and the resolution of a tax matter of one of our foreign subsidiaries.
For the year ended December 31, 2021, our income tax provision was $25.8 million and our effective income tax rate was 25.8%, as compared to an income tax provision of $52.1 million and an effective income tax rate of 32.2% for 2020. The lower income tax provision for the year ended December 31, 2021 resulted primarily from reduced income before taxes and tax expense of $12.9 million recorded during the year ended December 31, 2020 on the gain on the sale of MSTS, as well as tax benefits on the impact of the change in the UK tax rate, benefits resulting from tax return filings in various foreign jurisdictions, and adjustments to valuation allowances against our deferred tax assets in various foreign jurisdictions.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2022, $1.0 billion of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $221.2 million in foreign withholding tax. For the remaining $1.7 billion of accumulated foreign earnings that are actually or deemed repatriated, we have made an estimate of the associated foreign withholding and state income tax effects of $11.8 million for the year ended December 31, 2022.
The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2022	2021
Gross Deferred Tax Assets:
Bad debt reserve and accrued expenses	$12.0	$20.1
Net operating loss	56.7	45.9
Accrued and other share-based compensation	26.1	16.6
U.S. foreign income tax credits	8.3	1.4
Unrealized foreign exchange, derivatives, and cash flow hedges	—	10.7
Interest expense limitations	18.4	26.2
Other	15.4	5.2
Total gross deferred tax assets	136.8	126.2
Less: Valuation allowance (1)	26.1	39.7
Gross deferred tax assets, net of valuation allowance	110.7	86.5
Deferred Tax Liabilities:
Depreciation	(26.7)	(23.9)
Goodwill and intangible assets	(70.8)	(55.9)
Unrealized foreign exchange, derivatives, and cash flow hedges	(7.0)	—
Deferred tax costs on foreign unrepatriated earnings	(11.8)	(10.6)
Other	(4.3)	(11.7)
Total gross deferred tax liabilities	(120.6)	(102.0)
Net deferred tax liability	$9.9	$15.5
Net deferred tax asset	$—	$—
Reported on the Consolidated Balance Sheets as:
Other non-current assets for deferred tax assets, non-current	$68.0	$44.8
Non-current income tax liabilities, net for deferred tax liabilities, non-current	$77.9	$60.3
(1)During the year ended December 31, 2022, we recognized additional valuation allowances of $4.8 million relating primarily to the 2022 results of certain our worldwide entities and released valuation allowances totaling $18.4 million relating to certain of our non-US entities.

As of December 31, 2022 and 2021, we had gross net operating losses ("NOLs") of approximately $455.7 million and $402.5 million, respectively. The NOLs as of December 31, 2022 originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $56.7 million reflecting the benefit of the NOL carryforward as of December 31, 2022. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2023-2042	$12.2
US States	Indefinite	4.3
Foreign	2023-2042	4.7
Foreign	Indefinite	35.4
Total		$56.7
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2022, a valuation allowance of $26.1 million was recorded to recognize the deferred tax assets that are more likely than not to be realized, $17.5 million of which relates to the deferred tax asset for NOLs. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
We have operated under a special income tax concession in Singapore since 2008, which is subject to renewal. Our current five-year income tax concession period ended on December 31, 2022 and was renewed for an additional five-year period beginning January 1, 2023. It remains conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses.
The increase (decrease) to our foreign income taxes from the Singapore tax concession was as follows (in millions, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Singapore tax concession impact on foreign income tax	$(3.3)	$(1.1)	$(2.4)
Impact on basic earnings per share	$(0.05)	$(0.02)	$(0.04)
Impact on diluted earnings per share	$(0.05)	$(0.02)	$(0.04)
Income Tax Contingencies
During the year ended December 31, 2022, we recorded a net decrease of Unrecognized Tax Liabilities of $7.0 million and a net decrease to Unrecognized Tax Assets of $5.6 million. In addition, during the year ended December 31, 2022, we recorded a decrease of $2.9 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2022, our Unrecognized Tax Liabilities, including penalties and interest, were $93.5 million and our Unrecognized Tax Assets were $18.2 million.
During the year ended December 31, 2021, we recorded a net decrease of $3.1 million of liabilities related to Unrecognized Tax Liabilities and a net decrease of $1.6 million in assets related to Unrecognized Tax Assets. In addition, during the year ended December 31, 2021, we recorded a decrease of $3.8 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in Other income (expense), net, in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2021, our Unrecognized Tax Liabilities, including penalties and interest, were $98.2 million and our Unrecognized Tax Assets were $23.9 million.

The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	2022	2021	2020
Gross Unrecognized Tax Liabilities – opening balance	$75.1	$78.2	$66.5
Gross increases – tax positions in prior period	2.2	2.4	4.8
Gross decreases – tax positions in prior period	(8.0)	(6.1)	(0.5)
Gross increases – tax positions in current period	2.0	3.5	12.3
Settlements	(1.6)	—	(0.1)
Payments	1.6	—	—
Lapse of statute of limitations	(3.3)	(2.9)	(4.8)
Gross Unrecognized Tax Liabilities – ending balance	$68.1	$75.1	$78.2
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $18.2 million, as of December 31, 2022, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $49.8 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with ASC 740. This would have the impact of reducing our 2022 effective income tax rate by 34.2%. As of December 31, 2022, it is reasonably possible that approximately $4.0 million of our unrecognized income tax liabilities may decrease within the next twelve months.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $2.0 million, $2.6 million and $3.1 million during the years ended December 31, 2022, 2021, and 2020, respectively. For penalties, we recorded expense of $0.3 million, income of $0.3 million, and expense of $0.2 million during the years ended December 31, 2022, 2021, and 2020, respectively. As of December 31, 2022 and 2021, we had recognized liabilities of $20.8 million and $18.8 million for interest and $4.6 million and $4.3 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax year where one of our subsidiaries has been under audit since 2018. Through the year ended December 31, 2022, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $13.8 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.3 million (DKK 133.8 million) and $22.4 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
During the year ended December 31, 2022, we agreed to a settlement for the 2011 to 2014 tax years of the Korean branch of one of our subsidiaries for approximately $1.6 million (KRW 2.0 billion), including tax, interest, and penalties. The income tax examination for these years is now closed.
The U.S. IRS examination for our 2019 tax year was closed during the year ended December 31, 2022, without any adjustments. We have not yet received notification that the examinations of our 2017 and 2018 tax years are closed but do not anticipate any changes from what we agreed in 2022.
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

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013 - 2019	2020 - 2022
United States	None	2020 - 2022
United Kingdom	None	2020 - 2022
Singapore	None	2018 - 2022
Other non-U.S.	None	2013 - 2022
11. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $59.7 million and $54.9 million as of December 31, 2022 and 2021, respectively.
Sales and Purchase Commitments
As of December 31, 2022, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $890.9 million and $123.8 million, respectively, with delivery dates from 2023 through 2028. Additionally, we have a fixed purchase contract that extends through 2026, under which we agreed to purchase annually between 1.9 million and 2.0 million barrels of aviation fuel at future market prices.
Deferred Compensation Plans
We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. We make a matching contribution of 50% for each 1% of the participants' contributions up to a maximum of 6% of the participants' contributions, subject to applicable IRS limits. Annual Company contributions are made at our sole discretion, as approved by the Compensation Committee. Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. In some cases, we make employer contributions on behalf of the employees. The expenses for our contributions under these plans were not material during each of the years presented on the Consolidated Statements of Income and Comprehensive Income.
We offer a non-qualified deferred compensation ("NQDC") plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $14.0 million and $16.7 million as of December 31, 2022 and 2021, respectively, which was principally included in Other long-term liabilities within our Consolidated Balance Sheets.
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

We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. As of December 31, 2022 and 2021, accrued liabilities for remediation reserves were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
Tax Matters
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $27.2 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $12.0 million (BRL 62.9 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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
Other Matters
In December 2021, judgments were entered against one of our subsidiaries in the Singapore High Court in companion actions filed by a financing bank of two of our subsidiary’s suppliers. Each of the claims arose out of a financing arrangement between our subsidiary's supplier and the bank. The resulting judgments, including principal and interest, aggregated to approximately $33 million, which we paid to the bank pending the appeals of the Singapore court judgments. In January 2023, we entered into a settlement agreement with the bank pursuant to which the parties settled for approximately $13 million. As a result, we recognized a loss of $6.5 million during the year ended December 31, 2022. Pursuant to the settlement, in the first quarter of 2023 we recovered approximately $20 million in funds we had previously paid to the bank. In connection with the settlement, we have withdrawn our appeals and the parties have exchanged full and final releases in respect of the matters.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims.
We have established loss provisions for matters in which losses are probable and can be reasonably estimated. As of December 31, 2022, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period.
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

12. Shareholders' Equity
Cash Dividends
During the years ended December 31, 2022, 2021 and 2020, the Company's Board of Directors declared aggregate cash dividends of $0.52, $0.48, and $0.40 per common share, representing $32.2 million, $30.0 million, and $25.5 million in total dividends, respectively. Cash dividends declared, but not yet paid, were $8.6 million, $7.4 million and $6.3 million as of December 31, 2022, 2021 and 2020, respectively.
The payments associated with the above referenced cash dividends were in compliance with restrictions regarding the maximum amount of cash dividends allowed to be paid under our Credit Agreement.
Stock Repurchase Programs
In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of December 31, 2022, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
During the years ended December 31, 2022, 2021, and 2020, we repurchased 2.0 million, 1.7 million, and 2.6 million shares of common stock for an aggregate value of $48.7 million, $50.5 million, and $68.3 million, respectively.
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
Under the 2021 Plan, 2.9 million shares of common stock were authorized for issuance in addition to any shares of common stock with respect to awards that were granted under the prior plans (2020, 2016, and 2006) but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2021. As of December 31, 2022, approximately 3.5 million shares of common stock were subject to outstanding awards under the 2021, 2020, 2016, and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).

The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2022 and the remaining shares of common stock available for future issuance (in millions):

Plan name	RSUs	SSAR Awards	Remaining Shares of Common Stock Available for Future Issuance
2021 Plan (1)	1.9	—	2.7
2020 Plan (2)	0.4	—	—
2016 Plan (3)	0.6	0.5	—
2006 Plan (4)	0.1	—	—
(1)As of December 31, 2022, unvested RSUs will vest between February 2023 and November 2026.
(2)As of December 31, 2022, unvested RSUs will vest between March 2023 and May 2024.
(3)As of December 31, 2022, unvested RSUs will vest between February 2023 and August 2023 and the outstanding SSAR Awards will expire between March 2023 and March 2025.
(4)RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.
Restricted Stock Awards
No restricted stock awards vested during the year ended December 31, 2022. The aggregate intrinsic value of restricted stock which vested during the years ended December 31, 2021 and 2020 was $0.6 million and $0.4 million, respectively, based on the average high and low market price of our common stock at the vesting date. As of December 31, 2022, there were no unvested restricted stock awards outstanding.
RSU Awards
RSUs may contain one or more service, performance, or market-based vesting conditions. The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

	RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2019	1.2	$32.50	$53.2	0.9
Granted	1.2	23.30
Vested	(0.4)	36.12
Forfeited	(0.2)	32.56
As of December 31, 2020	1.8	25.17	57.1	1.3
Granted	0.7	33.08
Vested	(0.5)	27.34
Forfeited	(0.3)	28.55
As of December 31, 2021	1.7	27.30	46.3	1.2
Granted (1)	2.1	25.86
Vested	(0.6)	27.27
Forfeited	(0.3)	25.97
As of December 31, 2022	3.0	$26.41	$81.4	1.6
(1)    Awards granted during the year ended December 31, 2022 included 0.5 million special performance-based equity awards, pursuant to which vesting is tied to the Company's total shareholder return over the three-year performance period. The awards were valued using a Monte Carlo simulation. The weighted average fair value of the awards was $33.45 and the assumptions used to determine such fair value were as follows: simulation term of 3 years, volatility of 52.2%, and risk-free interest rate of 4.1%.

The aggregate intrinsic value of RSUs vested during the years ended December 31, 2022, 2021 and 2020 was $14.8 million, $18.1 million and $10.8 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2019	2.2	$29.72	$31.3	3.4	0.1	$50.12	$—	1.1
Granted	0.1	23.39
Exercised	—	—
Forfeited	—	57.48
As of December 31, 2020	2.3	29.08	7.3	2.5	0.2	41.85	—	0.8
Granted	—	—
Exercised (1)	(0.1)	24.89
Forfeited	(1.0)	29.91
As of December 31, 2021	1.3	28.78	0.6	1.9	0.4	29.18	0.2	1.0
Granted	—	—
Exercised	—	—
Expired	(0.1)	36.25
Forfeited	(0.6)	29.58
As of December 31, 2022	0.5	$26.35	$0.8	0.9	0.4	$27.43	$0.3	0.5
(1)The aggregate intrinsic value of SSAR Awards exercised was $0.9 million for the year ended December 31, 2021.
Unrecognized Compensation Cost
As of December 31, 2022, there was $50.6 million of total unrecognized compensation cost related to unvested share-based payment awards, which is included as Capital in excess of par value within our Consolidated Balance Sheets. The unrecognized compensation cost as of December 31, 2022 is expected to be recognized as compensation expense over a weighted average period of 1.5 years as follows (in millions):

Year Ended December 31,
2023	$21.3
2024	15.1
2025	9.6
2026	4.7
Total	$50.6

Other Comprehensive Loss and Accumulated Other Comprehensive Loss
Our other comprehensive loss, consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2020	$(120.3)	$(12.3)	$(132.6)
Other comprehensive income (loss) before reclassifications	(13.7)	203.2	189.6
Amounts reclassified from accumulated other comprehensive income (loss)	—	(193.6)	(193.6)
Balance as of December 31, 2021	(134.0)	(2.7)	(136.7)
Other comprehensive income (loss) before reclassifications	(45.5)	(101.3)	(146.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	122.9	122.9
Balance as of December 31, 2022	$(179.5)	$18.9	$(160.6)
The foreign currency translation adjustment losses for the years ended December 31, 2022 and 2021 were primarily due to the effect of a stronger U.S. dollar compared to most foreign currencies, including the British Pound.
13. Leases
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
We recognized the following total lease cost related to our lease arrangements (in millions):

	Year Ended December 31,
	2022	2021	2020
Finance lease cost:
Amortization of right-of-use assets	$4.2	$4.6	$3.1
Interest on lease liabilities	0.6	0.7	0.6
Operating lease cost	47.6	41.4	45.6
Short-term lease cost	22.6	24.6	25.5
Variable lease cost	6.9	6.8	6.4
Sublease income	(12.1)	(4.8)	(4.4)
Total lease cost	$69.9	$73.3	$76.8

As of December 31, 2022, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2023	$43.2	$4.2
2024	34.8	3.1
2025	30.2	3.1
2026	24.9	3.0
2027	20.7	2.0
Thereafter	94.1	1.5
Total remaining lease payments (undiscounted)	247.8	17.0
Less: imputed interest	47.7	1.5
Present value of lease liabilities	$200.1	$15.4
Supplemental balance sheet information related to leases (in millions):

		December 31,
	Classification	2022	2021
Assets:
Operating lease assets	Identifiable intangible and other non-current assets	$188.5	$150.6
Finance lease assets	Property and equipment, net	$14.8	$20.2

Liabilities:
Operating lease liability - current	Accrued expenses and other current liabilities	$35.9	$31.1
Operating lease liability - long-term	Other long-term liabilities	$164.2	$133.8
Finance lease liability - current	Current maturities of long-term debt	$3.7	$4.6
Finance lease liability - long-term	Long-term debt	$11.7	$16.6
Other information related to leases:

	December 31,
	2022	2021
Weighted average remaining lease term of finance leases (in years)	5.0	5.6
Weighted average remaining lease term of operating leases (in years)	8.5	6.9
Weighted average discount rate of finance leases	3.6%	3.4%
Weighted average discount rate of operating leases	5.3%	5.2%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$0.6	$0.7
Operating cash flows from operating leases	$49.1	$44.8
Financing cash flows from finance leases	$4.3	$4.5
Noncash investing and financing lease activities (in millions):
Right of use assets obtained in exchange for new operating lease liability (1)	$83.2	$45.9
Right of use assets obtained in exchange for new finance lease liability	$0.6	$6.8
(1)Includes $45.0 million of right of use assets recognized upon acquisition of Flyers, as discussed in Note 3. Acquisitions and Divestitures.

14. Business Segments, Geographic Information, and Major Customers
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
In our aviation segment, we provide fuel and comprehensive services solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, charter and fractional operators, and private aircraft. In addition, we supply fuel and provide services to U.S. and foreign government, intergovernmental and military customers, such as the U.S. Defense Logistics Agency and the North Atlantic Treaty Organization ("NATO").
In our land segment, we offer fuel, lubricants, heating oil, natural gas, power, lower carbon alternatives and related products and services. We also offer energy procurement management, price risk management, as well as sustainability solutions, including carbon management and renewable energy solutions through World Kinect, our global energy management brand. Our customers include commercial, residential and government customers as well as retail petroleum operators.
Our marine segment product and service offerings include fuel, lubricants and related products and services to a broad base of customers, including international container, dry bulk and tanker fleets, commercial cruise lines, yachts and time charter operators, offshore rig owners and operators, the U.S. and foreign governments as well as other fuel suppliers.
Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.

Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Revenue:
Aviation segment	$26,799.9	$12,824.3	$8,179.6
Land segment	19,283.7	10,426.8	6,663.1
Marine segment	12,959.6	8,085.8	5,515.7
Total revenue	$59,043.1	$31,337.0	$20,358.3
Income from operations:(1)
Aviation segment	$99.5	$163.4	$84.5
Land segment	125.6	44.6	72.6
Marine segment	155.5	20.7	58.5
Corporate overhead - unallocated	(107.4)	(86.1)	(77.8)
Total income from operations	$273.2	$142.6	$137.9
Depreciation and amortization:
Aviation segment	$32.8	$32.7	$31.5
Land segment	65.1	39.0	45.3
Marine segment	3.3	3.5	3.8
Corporate segment	6.5	5.8	5.2
Total depreciation and amortization	$107.8	$81.0	$85.8
Capital expenditures:
Aviation segment	$25.9	$18.8	$17.6
Land segment	38.1	17.4	12.5
Marine segment	4.8	2.7	0.8
Corporate	9.9	0.1	20.4
Total capital expenditures	$78.6	$39.2	$51.3
(1)Includes asset impairment and restructuring charges as discussed in Note 15. Restructuring.
Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2022	2021
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $4.9 and $18.4 as of December 31, 2022 and 2021, respectively	$1,452.4	$972.9
Land segment, net of allowance for credit losses of $5.8 and $3.8 as of December 31, 2022 and 2021, respectively	1,141.9	664.7
Marine segment, net of allowance for credit losses of $3.4 and $3.9 as of December 31, 2022 and 2021, respectively	699.8	717.7
Total accounts receivable, net	$3,294.1	$2,355.3
Total assets:
Aviation segment	$3,036.2	$2,305.6
Land segment	3,710.1	2,106.1
Marine segment	1,007.4	1,022.7
Corporate	410.8	507.9
Total assets	$8,164.6	$5,942.4

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2022	2021	2020
Revenue:
United States	$32,901.7	$16,696.2	$10,365.2
EMEA (1)	12,396.1	6,735.7	4,961.0
Asia Pacific (2)	7,076.6	4,620.0	3,035.6
Americas, excluding United States	6,668.6	3,285.1	1,996.6
Total (3)	$59,043.1	$31,337.0	$20,358.3

	As of December 31,
	2022	2021
Property and equipment, net:
United States	$323.7	$183.9
EMEA	138.1	145.7
Asia Pacific	9.9	8.3
Americas, excluding United States	12.6	11.1
Total	$484.2	$348.9
(1)Includes revenue related to the U.K. of $6.7 billion, $4.2 billion and $3.1 billion for 2022, 2021 and 2020, respectively.
(2)Includes revenue related to Singapore of $7.2 billion, $4.6 billion and $3.0 billion for 2022, 2021 and 2020, respectively.
(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 9. Revenue from Contracts with Customers.
Major Customers
For the years ended December 31, 2022, 2021, and 2020, none of our customers accounted for more than 10% of total consolidated revenue.
15. Restructuring
Restructuring Program
As a result of the review of our land business and changes in the overall economic landscape for all our reportable segments due to the COVID-19 pandemic, in the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources. While we took several actions during the year ended December 31, 2020, our focus was primarily on cost-reduction initiatives in response to the pandemic. In 2021, we heightened our focus on restructuring our land business in North America, which has included reorganizing and relocating certain business activities, as well as implementing changes to the operational and management structure of the business. During the fourth quarter of 2021, we were able to complete all necessary activities and close the restructuring program. During the year ended December 31, 2022, we released the remaining accrual associated with the restructuring program, which resulted in the reversal of $0.8 million of previously recognized restructuring charges.

The following table provides a summary of our restructuring activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2020	$0.9	$4.6	$0.9	$0.1	$6.6
Restructuring charges	0.7	6.3	(0.5)	—	6.6
Paid during the period	(0.8)	(10.8)	(0.4)	(0.1)	(12.2)
Accrued charges as of December 31, 2021	0.8	0.1	—	—	1.0
Restructuring charges	(0.7)	(0.1)	—	—	(0.8)
Paid during the period	(0.1)	—	—	—	(0.2)
Accrued charges as of December 31, 2022	$—	$—	$—	$—	$—
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
The following table provides a summary of this impairment by reportable business segment for the year ended December 31, 2020 (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Asset impairment	$6.9	$5.9	$4.0	$1.8	$18.6
16. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2022	2021	2020
Numerator:
Net income (loss) attributable to World Fuel	$114.1	$73.7	$109.6
Denominator:
Weighted average common shares for basic earnings per common share(1)	62.3	62.9	63.7
Effect of dilutive securities	0.4	0.4	0.3
Weighted average common shares for diluted earnings per common share	62.7	63.3	64.0
Basic earnings (loss) per common share	$1.83	$1.17	$1.72
Diluted earnings (loss) per common share	$1.82	$1.16	$1.71
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.5	1.5	3.0
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2023.
WORLD FUEL SERVICES CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2023.

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