Form 10-Q
period 2023-03-31
WORLD FUEL SERVICES CORP
filed 2023-04-28
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 62,129,131 shares of common stock, par value $0.01 per share, issued and outstanding as of April 21, 2023.

Part I — Financial Information
Item 1.     Financial Statements
WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	March 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$216.7	$298.4
Accounts receivable, net of allowance for credit losses of $14.5 million and $14.1 million as of March 31, 2023 and December 31, 2022, respectively	2,997.2	3,294.1
Inventories	618.6	779.9
Prepaid expenses	81.4	83.6
Short-term derivative assets, net	244.0	302.1
Other current assets	455.9	479.9
Total current assets	4,613.8	5,238.1
Property and equipment, net	497.0	484.2
Goodwill	1,234.3	1,233.0
Identifiable intangible assets, net	327.0	336.2
Other non-current assets	813.7	873.2
Total assets	$7,485.8	$8,164.6
Liabilities:
Current liabilities:
Current maturities of long-term debt	$18.2	$15.8
Accounts payable	3,213.2	3,529.5
Short-term derivative liabilities, net	252.8	325.2
Accrued expenses and other current liabilities	669.2	738.2
Total current liabilities	4,153.5	4,608.6
Long-term debt	708.4	829.9
Other long-term liabilities	610.0	735.3
Total liabilities	5,471.8	6,173.8
Commitments and contingencies
Equity:
World Fuel shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 62.1 and 62.0 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	0.6	0.6
Capital in excess of par value	188.2	182.4
Retained earnings	1,976.7	1,962.5
Accumulated other comprehensive income (loss)	(157.1)	(160.6)
Total World Fuel shareholders' equity	2,008.3	1,984.9
Noncontrolling interest	5.7	5.9
Total equity	2,014.0	1,990.7
Total liabilities and equity	$7,485.8	$8,164.6
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenue	$12,481.6	$12,382.0
Cost of revenue	12,218.9	12,151.1
Gross profit	262.7	230.9
Operating expenses:
Compensation and employee benefits	119.2	114.9
General and administrative	79.0	74.7
Total operating expenses	198.2	189.6
Income from operations	64.6	41.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(34.3)	(14.3)
Other income (expense), net	(3.5)	5.7
Total non-operating income (expense), net	(37.8)	(8.7)
Income (loss) before income taxes	26.7	32.6
Provision for income taxes	4.2	6.4
Net income (loss) including noncontrolling interest	22.6	26.3
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.1)
Net income (loss) attributable to World Fuel	$22.8	$26.3
Basic earnings (loss) per common share	$0.37	$0.42
Basic weighted average common shares	62.2	63.4
Diluted earnings (loss) per common share	$0.36	$0.41
Diluted weighted average common shares	62.8	63.7
Comprehensive income:
Net income (loss) including noncontrolling interest	$22.6	$26.3
Other comprehensive income (loss):
Foreign currency translation adjustments	5.7	(9.4)
Cash flow hedges, net of income tax expense (benefit) of ($0.7) and ($7.0) for the three months ended March 31, 2023 and 2022, respectively	(2.2)	(19.3)
Total other comprehensive income (loss)	3.5	(28.7)
Comprehensive income (loss) including noncontrolling interest	26.1	(2.4)
Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	(0.1)
Comprehensive income (loss) attributable to World Fuel	$26.3	$(2.3)
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	$0.6	$188.2	$1,976.7	$(157.1)	$2,008.3	$5.7	$2,014.0

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Fuel Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	$0.6	$206.7	$1,899.4	$(165.4)	$1,941.4	$4.1	$1,945.5

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD FUEL SERVICES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$22.6	$26.3
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	(94.1)	(15.5)
Depreciation and amortization	25.8	27.2
Provision for credit losses	0.3	2.0
Share-based payment award compensation costs	6.1	3.7
Deferred income tax expense (benefit)	(2.8)	(4.0)
Unrealized foreign currency (gains) losses, net	(18.8)	(3.7)
Other	(0.1)	(1.4)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	295.7	(1,051.3)
Inventories	161.4	(140.6)
Prepaid expenses	2.0	3.1
Short-term derivative assets, net	163.2	(210.6)
Other current assets	8.7	72.3
Cash collateral with counterparties	96.9	56.3
Other non-current assets	56.0	(108.9)
Accounts payable	(322.3)	996.7
Short-term derivative liabilities, net	(164.9)	168.0
Accrued expenses and other current liabilities	(53.9)	21.8
Other long-term liabilities	(38.8)	86.6
Net cash provided by (used in) operating activities	143.0	(72.0)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(639.4)
Capital expenditures	(18.8)	(16.7)
Other investing activities, net	(4.7)	(1.3)
Net cash provided by (used in) investing activities	(23.5)	(657.3)
Cash flows from financing activities:
Borrowings of debt	2,101.0	1,745.8
Repayments of debt	(2,224.1)	(1,369.7)
Dividends paid on common stock	(8.6)	(7.4)
Repurchases of common stock	—	(13.7)
Payments of deferred consideration for acquisitions	(60.8)	(10.0)
Other financing activities, net	(0.3)	(1.3)
Net cash provided by (used in) financing activities	(192.8)	343.7
Effect of exchange rate changes on cash and cash equivalents	(8.3)	(0.3)
Net increase (decrease) in cash and cash equivalents	(81.7)	(386.0)
Cash and cash equivalents, as of the beginning of the period	298.4	652.2
Cash and cash equivalents, as of the end of the period	$216.7	$266.2
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
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2022 Annual Report on Form 10-K ("2022 10-K Report"). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2022 10-K Report. Certain amounts in the Condensed Consolidated Financial Statements and accompanying Notes may not add due to rounding; however, all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to the current presentation.
New Accounting Standards
Adoption of New Accounting Standards
Disclosure of Supplier Finance Program Obligations. In September 2022, Accounting Standards Update ("ASU") 2022-04 was issued to require the buyer in a supplier finance program to disclose the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for the rollforward, which should be applied prospectively. Early adoption was permitted. The Company adopted ASU 2022-04 in the first quarter of 2023 and has included all relevant disclosures below.
Supplier Finance Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $194.1 million and $246.8 million as of March 31, 2023 and December 31, 2022, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.

Accounting Standards Issued but Not Yet Adopted
There are no recently issued accounting standards not yet adopted by us that are expected, upon adoption, to have a material impact on the Company’s Consolidated Financial Statements or processes.
Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2022 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2022 10-K Report.
2. Accounts Receivable
Accounts Receivable and Allowance for Credit Losses
When we extend credit on an unsecured basis, our exposure to credit losses depends on the financial condition of our customers and macroeconomic factors beyond our control, such as global economic conditions or adverse impacts in the industries we serve, changes in oil prices and political instability.
We actively monitor and manage our credit exposure and work to respond to both changes in our customers' financial conditions and macroeconomic events. Based on the ongoing credit evaluations of our customers, we adjust credit limits based upon payment history and our customers' current creditworthiness. However, because we extend credit on an unsecured basis to most of our customers, there is a possibility that any accounts receivable not collected may ultimately need to be written off.
We had accounts receivable, net, of $3.0 billion and $3.3 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $16.6 million and $17.3 million, as of March 31, 2023 and December 31, 2022, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2023 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information. Based on an aging analysis as of March 31, 2023, 91% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Three Months Ended March 31,
	2023	2022
Balance as of January 1,	$17.3	$29.8
Charges to allowance for credit losses	0.3	2.0
Write-off of uncollectible receivables	(1.1)	(11.3)
Recoveries of credit losses	0.1	0.3
Translation adjustments	—	0.2
Balance as of March 31,	$16.6	$21.0
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
During the three months ended March 31, 2023 and 2022, we sold receivables under the RPAs with an aggregate face value of $3.0 billion and $2.6 billion, respectively, and recognized fees of $11.7 million and $5.5 million, respectively.

3. Acquisitions
2022 Acquisition
During the first quarter of 2022, we completed the acquisition of Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. The total purchase price of $795.0 million included deferred payments totaling $100.0 million. In January 2023, $50 million was paid to the seller and the remaining $50 million outstanding as of March 31, 2023 is expected to be settled in January 2024.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	March 31, 2023
Commodity contracts
Long	BBL	85.9
Short	BBL	(84.8)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(718.8)
Buy U.S. dollar, sell other currencies	USD	862.2

Interest rate contracts
Interest rate swap	USD	300.0
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

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$1.4	$—	$—	$—
	Short-term derivative liabilities, net	1.2	3.4	3.3	6.7

Interest rate contracts	Short-term derivative assets, net	12.4	12.9	—	—
	Other non-current assets	8.4	11.9	—	—
Total derivatives designated as hedging instruments		23.4	28.2	3.3	6.7

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	454.5	376.4	182.9	42.3
	Other non-current assets	238.4	293.3	64.6	66.9
	Short-term derivative liabilities, net	266.4	423.1	626.3	936.3
	Other long-term liabilities	167.6	201.8	312.3	399.8

Foreign currency contracts	Short-term derivative assets, net	19.9	21.8	6.9	18.5
	Other non-current assets	0.8	0.7	—	0.1
	Short-term derivative liabilities, net	6.0	2.0	15.7	19.8
	Other long-term liabilities	0.2	0.2	0.4	0.4
Total derivatives not designated as hedging instruments		1,153.7	1,319.2	1,209.1	1,484.1
Total derivatives		$1,177.1	$1,347.4	$1,212.4	$1,490.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Inventory	$61.1	$60.7	$1.0	$1.2

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended March 31,
	March 31, 2023			March 31, 2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$12,481.6	$12,218.9	$34.3	$12,382.0	$12,151.1	$14.3
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(3.3)	—	—	28.6	—
Derivatives designated as hedging instruments	—	3.8	—	—	(41.2)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(0.5)	(0.1)	—	(33.0)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.1	—	—	(0.3)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$12,482.1	$12,219.3	$37.4	$12,415.0	$12,138.6	$14.0

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended March 31,
	Location	2023	2022
Commodity contracts	Revenue	$(0.4)	$(75.3)
Commodity contracts	Cost of revenue	$(1.7)	$1.4
For the three months ended March 31, 2023 and 2022, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of March 31, 2023, on a pre-tax basis, $0.1 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as an increase to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended March 31,
	2023	2022
Commodity contracts (Revenue)	$0.7	$(52.7)
Commodity contracts (Cost of revenue)	(0.4)	—
Interest rate contracts (Interest expense and other financing costs, net)	(0.7)	8.6
Total gain (loss)	$(0.3)	$(44.1)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended March 31,
	Location	2023	2022
Commodity contracts	Revenue	$(0.4)	$(24.6)
Commodity contracts	Cost of revenue	(0.1)	—
Interest rate contracts	Interest expense and other financing costs, net	2.3	(0.2)
Total gain (loss)		$1.8	$(24.8)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended March 31,
Derivative Instruments - Non-designated	Location	2023	2022
Commodity contracts	Revenue	$(90.3)	$76.9
	Cost of revenue	(7.1)	(6.4)
		(97.4)	70.5
Foreign currency contracts	Revenue	(3.6)	(0.6)
	Other (expense), net	3.8	(2.3)
		0.2	(2.9)
Total gain (loss)		$(97.2)	$67.6
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	March 31, 2023	December 31, 2022
Net derivative liability positions with credit contingent features	$76.9	$72.5
Collateral posted and held by our counterparties	(10.5)	(28.7)
Maximum additional potential collateral requirements	$66.4	$43.8

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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$496.5	$628.2	$4.8	$1,129.5
Interest rate contract	—	20.7	—	20.7
Foreign currency contracts	—	26.8	—	26.8
Cash surrender value of life insurance	—	15.2	—	15.2
Total assets at fair value	$496.5	$690.9	$4.8	$1,192.2

Liabilities:
Commodities contracts	$537.4	$649.7	$2.2	$1,189.4
Foreign currency contracts	—	23.0	—	23.0
Total liabilities at fair value	$537.4	$672.8	$2.2	$1,212.4

	Fair Value Measurements as of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$496.2	$797.6	$4.2	$1,298.0
Interest rate contract	—	24.7	—	24.7
Foreign currency contracts	—	24.7	—	24.7
Cash surrender value of life insurance	—	14.4	—	14.4
Total assets at fair value	$496.2	$861.4	$4.2	$1,361.8

Liabilities:
Commodities contracts	$497.4	$951.2	$3.4	$1,452.1
Foreign currency contracts	—	38.7	—	38.7
Total liabilities at fair value	$497.4	$989.9	$3.4	$1,490.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of March 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,129.5	$682.3	$447.2	$93.9	$—	$353.3
Interest rate contract	20.7	—	20.7	—	—	20.7
Foreign currency contracts	26.8	14.3	12.5	—	—	12.5
Total assets at fair value	$1,177.1	$696.6	$480.5	$93.9	$—	$386.6

Liabilities:
Commodities contracts	$1,189.4	$682.3	$507.1	$178.2	$—	$328.8
Foreign currency contracts	23.0	14.3	8.8	—	—	8.8
Total liabilities at fair value	$1,212.4	$696.6	$515.8	$178.2	$—	$337.6

	Fair Value as of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,298.0	$756.8	$541.1	$79.3	$—	$461.9
Interest rate contract	24.7	—	24.7	—	—	24.7
Foreign currency contracts	24.7	20.9	3.8	—	—	3.8
Total assets at fair value	$1,347.4	$777.7	$569.7	$79.3	$—	$490.5

Liabilities:
Commodities contracts	$1,452.1	$755.6	$696.4	$243.1	$—	$453.3
Foreign currency contracts	38.7	22.1	16.7	—	—	16.7
Total liabilities at fair value	$1,490.8	$777.7	$713.1	$243.1	$—	$470.0
At March 31, 2023 and December 31, 2022, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2023, one of our counterparties with a total exposure of $105.2 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $21.7 million.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of March 31, 2023 and December 31, 2022, respectively.

6. Debt, Interest Income, Expense, and Other Finance Costs
Credit Agreement
The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	March 31, 2023	December 31, 2022
Credit Facility	$220.0	$339.0
Term loan	485.4	488.4
Finance leases	18.3	15.4
Other	2.9	2.9
Total debt	726.6	845.7
Less: Current maturities of long-term debt and finance leases	18.2	15.8
Long-term debt	$708.4	$829.9
Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended March 31,
	2023	2022
Interest income	$1.6	$2.5
Interest expense and other financing costs	(35.9)	(16.8)
Interest expense and other financing costs, net	$(34.3)	$(14.3)

7. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended March 31,
	2023	2022
Aviation	$272.3	$225.3
Land	4.3	48.6
Marine	1,110.3	1,145.4
Asia Pacific	1,386.9	1,419.3

Aviation	824.7	641.9
Land	1,057.1	1,038.4
Marine	525.4	831.0
EMEA	2,407.2	2,511.3

Aviation	1,218.0	953.2
Land	217.7	198.4
Marine	287.1	278.6
LATAM	1,722.8	1,430.1

Aviation	3,897.9	3,291.8
Land	2,707.9	3,049.6
Marine	445.5	559.4
North America	7,051.3	6,900.8

Other revenues (excluded from ASC 606) (1)	(86.6)	120.5

Total revenue	$12,481.6	$12,382.0
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of March 31, 2023 and December 31, 2022, the contract assets and contract liabilities recognized by the Company were not material.

8. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended March 31,
	2023	2022
Provision for income taxes	$4.2	$6.4
Effective income tax rate	15.6%	19.5%
Our provision for income taxes for the three months ended March 31, 2023 includes a discrete income tax benefit of $3.8 million, net, which relates to a tax benefit of $3.1 million for the reversal of a valuation allowance previously recorded against a U.S. state's deferred tax assets and a tax benefit of $0.7 million, net, related to other worldwide tax adjustments including changes resulting from tax return filings. For the three months ended March 31, 2022, the provision includes a net discrete income tax benefit of $1.2 million which relates to a tax benefit of $4.1 million for the remeasurement of an uncertain tax position, a tax expense of $2.0 million for changes related to our state apportionment factors and state net operating loss positions, and a tax expense of $0.8 million related to other worldwide adjustments.
Our income tax provisions for the three months ended March 31, 2023 and 2022 were calculated based on the estimated annual effective income tax rates for the 2023 and 2022 years, respectively. The actual effective income tax rate for the 2023 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax year, where one of our subsidiaries has been under audit since 2018. Through March 31, 2023, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $14.0 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.5 million (DKK 133.8 million) and $22.6 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 or 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In April, 2023, we received notification that the U.S. examinations of our 2017 and 2018 tax years are closed as expected.
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
9. Commitments and Contingencies
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $26.3 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $12.5 million (BRL 64.1 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of March 31, 2023, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
10. Shareholders' Equity
Cash Dividends
During the three months ended March 31, 2023, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.14 per common share representing $8.6 million in dividends, which were paid on April 21, 2023. During the three months ended March 31, 2022, the Board declared quarterly cash dividends of $0.12 per common share representing $7.6 million in dividends, which were paid on April 8, 2022.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	5.7	(0.3)	5.4
Amounts reclassified from accumulated other comprehensive income (loss)	—	(1.8)	(1.8)
Balance as of March 31, 2023	$(173.8)	$16.7	$(157.1)

Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(9.4)	(44.1)	(53.5)
Amounts reclassified from accumulated other comprehensive income (loss)	—	24.8	24.8
Balance as of March 31, 2022	$(143.4)	$(22.0)	$(165.4)

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
Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended March 31,
Revenue:	2023	2022
Aviation segment	$6,222.8	$5,010.5
Land segment	3,891.3	4,380.8
Marine segment	2,367.5	2,990.6
Total revenue	$12,481.6	$12,382.0

Income from operations:
Aviation segment	$34.0	$7.5
Land segment	26.2	33.4
Marine segment	30.8	23.1
Corporate overhead - unallocated	(26.4)	(22.8)
Total income from operations	$64.6	$41.3
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	March 31, 2023	December 31, 2022
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $5.5 and $4.9 as of March 31, 2023 and December 31, 2022, respectively	$1,579.1	$1,452.4
Land segment, net of allowance for credit losses of $5.8 and $5.8 as of March 31, 2023 and December 31, 2022, respectively	884.7	1,141.9
Marine segment, net of allowance for credit losses of $3.2 and $3.4 as of March 31, 2023 and December 31, 2022, respectively	533.4	699.8
Total accounts receivable, net	$2,997.2	$3,294.1

Total assets:
Aviation segment	$2,965.7	$3,036.2
Land segment	3,116.6	3,710.1
Marine segment	818.2	1,007.4
Corporate	585.2	410.8
Total assets	$7,485.8	$8,164.6

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Numerator:
Net income attributable to World Fuel	$22.8	$26.3
Denominator:
Weighted average common shares for basic earnings per common share	62.2	63.4
Effect of dilutive securities	0.5	0.3
Weighted average common shares for diluted earnings per common share	62.8	63.7
Basic earnings (loss) per common share	$0.37	$0.42
Diluted earnings (loss) per common share	$0.36	$0.41
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.5

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2022 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 – Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 – Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A – Risk Factors of our 2022 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) growth strategies, the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iii) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (iv) our expectations regarding the financial impact and other benefits of previous acquisitions, (v) estimates regarding the financial impact of our derivative contracts, and (vi) our role in the transition to lower carbon alternatives and the impact of our services on such transition. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•our failure to comply with restrictions and covenants governing our senior revolving credit facility ("Credit Facility") and our senior term loan, including financial covenants;
•the impact of cyber and other information security related incidents;
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
•the outcome of litigation and other proceedings, including the costs associated in defending any actions; and
•other risks, including those described in Item 1A – Risk Factors in our 2022 10-K Report, and those described from time to time in our other filings with the SEC.
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
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2022 10-K Report. Selected financial information with respect to our business segments is provided in Note 11. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related services offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, depending on market pricing dynamics, we may experience negative impacts on our results, particularly in a market pricing environment experiencing severe backwardation, such as in the first half of 2022, where oil futures forward prices traded at significantly lower levels than the then current market price.
Land Segment
We believe our land segment is well-positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including Flyers, which we acquired in January 2022, serving to further enhance our business to deliver value-added solutions to our land fuel customers.
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
Macroeconomic Environment
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, primarily driven by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs in 2022 and the first quarter of 2023. However, to the extent that a rising cost environment impacts our results, there are typically offsetting benefits either inherent in certain parts of our business or that may result from proactive measures we take to reduce the impact of inflation on our net operating results. These benefits can include higher commodity prices that typically result in a constrained credit environment, often creating favorable market conditions that increase demand for our services, as well as our ability to renegotiate prices due to many of our sales contracts being 12 months or less in duration.

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
See “We extend credit to most of our customers in connection with their purchase of fuel and services from us, and our financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable,” “Changes in the market price of fuel may have a material adverse effect on our business,” “Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations,” "Significant inflation and higher interest rates may adversely affect our business and financial condition," and “Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business” in Item 1A – Risk Factors in our 2022 10-K Report for additional discussion of these risks.
Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Revenue	$12,481.6	$12,382.0
Cost of revenue	12,218.9	12,151.1
Gross profit	262.7	230.9
Operating expenses:
Compensation and employee benefits	119.2	114.9
General and administrative	79.0	74.7
Total operating expenses	198.2	189.6
Income (loss) from operations	64.6	41.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(34.3)	(14.3)
Other income (expense), net	(3.5)	5.7
Total non-operating income (expense), net	(37.8)	(8.7)
Income (loss) before income taxes	26.7	32.6
Provision for income taxes	4.2	6.4
Net income (loss) including noncontrolling interest	22.6	26.3
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.1)
Net income (loss) attributable to World Fuel	$22.8	$26.3

Basic earnings (loss) per common share	$0.37	$0.42

Diluted earnings (loss) per common share	$0.36	$0.41
Revenue. Our consolidated revenue for the three months ended March 31, 2023 was $12.5 billion, an increase of $99.6 million, or 1%, compared to the three months ended March 31, 2022, due to higher prices and volumes in the aviation segment offset by decreased revenues in the marine and land segments, as discussed further below.

Gross Profit. Our gross profit for the three months ended March 31, 2023 was $262.7 million, an increase of $31.8 million, or 14%, compared to the three months ended March 31, 2022, attributable to increased gross profit of $36.4 million and $5.1 million in the aviation and marine segments, respectively, partially offset by a decrease of $9.6 million in the land segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended March 31, 2023 were $198.2 million, an increase of $8.5 million, or 4%, compared to the three months ended March 31, 2022. The increase in operating expenses was primarily driven by an increase in general and administrative expenses and higher compensation costs as business activities continued to normalize.
Non-Operating Income (Expense), net. For the three months ended March 31, 2023, we had net non-operating expense of $37.8 million compared to net non-operating expense of $8.7 million for the three months ended March 31, 2022. The increase of $29.2 million during the three months ended March 31, 2023 was primarily attributable to an increase in interest expense as well as foreign currency losses. The increase in interest expense was primarily driven by higher interest rates and an increase in fees associated with sales of accounts receivable under our Receivables Purchase Agreements ("RPAs").
Income Taxes. For the three months ended March 31, 2023, we recognized an income tax expense of $4.2 million, compared to income tax expense of $6.4 million for the three months ended March 31, 2022. The decrease of $2.2 million was primarily attributable to differences in discrete tax items. See Note 8. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2023	2022	Change
Revenue	$6,222.8	$5,010.5	$1,212.3

Gross profit	$100.6	$64.2	$36.4
Operating expenses	66.6	56.7	9.9
Income (loss) from operations	$34.0	$7.5	$26.5

Operational metrics:
Aviation segment volumes (gallons)	1,777.1	1,655.4	121.7
Aviation segment average price per gallon	$3.30	$2.91	$0.38
Revenues in our aviation segment were $6.2 billion for the three months ended March 31, 2023, an increase of $1.2 billion, or 24%, compared to the three months ended March 31, 2022. The increase in revenue was driven by higher average prices and increased volumes. Average jet fuel price per gallon sold increased by 13% in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Total aviation volumes increased by 121.7 million gallons, or 7%, to 1.8 billion gallons, driven largely by growth in international passenger airline demand.
Aviation segment gross profit for the three months ended March 31, 2023 was $100.6 million, an increase of $36.4 million, or 57%, compared to the three months ended March 31, 2022. The increase was attributable to higher contribution from growth in volume and related service offerings during the quarter, as well as the impact of inventory losses driven by significant price volatility and backwardation that occurred during the quarter ended March 31, 2022.
Income from operations in our aviation segment for the three months ended March 31, 2023 was $34.0 million, an increase of $26.5 million, or 352%, compared to the three months ended March 31, 2022. The higher gross profit discussed above was partially offset by a $9.9 million increase in operating expenses arising from higher compensation costs and an increase in marketing and travel-related expenses to support the growth in business activity and improved financial performance.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2023	2022	Change
Revenue	$3,891.3	$4,380.8	$(489.6)

Gross profit	$110.1	$119.8	$(9.6)
Operating expenses	83.9	86.4	(2.4)
Income (loss) from operations	$26.2	$33.4	$(7.2)

Operational metrics:
Land segment volumes (gallons) (1)	1,564.7	1,582.6	(17.9)
Land segment average price per gallon	$2.49	$2.77	$(0.28)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our World Kinect power business.
Revenues in our land segment were $3.9 billion for the three months ended March 31, 2023, a decrease of $489.6 million, or 11%, compared to the three months ended March 31, 2022. The decrease in revenue was principally driven by an 10% decrease in prices for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Total volumes decreased by 17.9 million, or 1%, to 1.6 billion gallons or gallon equivalents in the three months ended March 31, 2023 compared to the three months ended March 31, 2022 driven by extreme weather conditions experienced in our liquid fuel business in North America, partially offset by increased activity in our natural gas business.
Our land segment gross profit for the three months ended March 31, 2023 was $110.1 million, a decrease of $9.6 million, or 8%, compared to the three months ended March 31, 2022. The decrease in gross profit was primarily attributable to extreme weather conditions experienced in our liquid fuel business in North America and lower contributions from our U.K. business, which benefited from significant price volatility in the first quarter of 2022, partially offset by improved performance in our natural gas, power and sustainability-related offerings.
In our land segment, income from operations for the three months ended March 31, 2023 was $26.2 million, a decrease of $7.2 million, or 22%, compared to the three months ended March 31, 2022. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower general and administrative costs.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended March 31,
	2023	2022	Change
Revenue	$2,367.5	$2,990.6	$(623.1)

Gross profit	$52.0	$47.0	$5.1
Operating expenses	21.2	23.8	(2.6)
Income (loss) from operations	$30.8	$23.1	$7.6

Operational metrics:
Marine segment volumes (metric tons)	4.3	4.7	(0.4)
Marine segment average price per metric ton	$553.16	$637.61	$(84.45)
Revenues in our marine segment were $2.4 billion for the three months ended March 31, 2023, a decrease of $623.1 million, or 21%, compared to the three months ended March 31, 2022. The decrease in revenue was principally driven by a 13% decrease in the average price per metric ton of bunker fuel sold in the three months ended March 31, 2023 compared to the three months ended March 31, 2022. Total volumes decreased by 0.4 million metric tons, or 9%, from 4.3 million metric tons for the three months ended March 31, 2023 compared to 4.7 million metric tons for three months ended March 31, 2022 primarily due to reduced demand in our core resale businesses.
Marine segment gross profit for the three months ended March 31, 2023 was $52.0 million, an increase of $5.1 million, or 11%, compared to the three months ended March 31, 2022 principally as a result of a higher interest rate and credit-constrained environment.
Our marine segment income from operations for the three months ended March 31, 2023 was $30.8 million, an increase of $7.6 million, or 33%, compared to the three months ended March 31, 2022, primarily due to the increase in gross profit as well as a $2.6 million decrease in operating expenses, largely driven by lower compensation costs.
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
Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2023 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Credit Agreement. The Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), matures in April 2027 and provides for a term loan as well as a revolving credit facility of $1.5 billion (the "Credit Facility"). Our availability under the Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our consolidated earnings before interest, taxes, depreciation and amortization, and share-based compensation, with such adjustments as specified therein, for the four immediately preceding fiscal quarters. The Credit Agreement generally limits the total amount of indebtedness we may incur to a consolidated total leverage ratio of not more than 4.75 to 1.
As a result of the foregoing, as well as other covenants and restrictions contained in our Credit Agreement, our availability under the Credit Facility may fluctuate from period to period. In addition, our failure to comply with the covenants contained in our Credit Agreement could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our term loan, trigger cross-defaults under certain other agreements to which we are a party, and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 6. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
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

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2023 and 2022 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,
	2023	2022
Net cash provided by (used in) operating activities	$143.0	$(72.0)
Net cash provided by (used in) investing activities	(23.5)	(657.3)
Net cash provided by (used in) financing activities	(192.8)	343.7
Operating Activities. For the three months ended March 31, 2023, net cash provided by operating activities was $143.0 million, compared to $72.0 million net cash used during the three months ended March 31, 2022. The $215.0 million increase in operating cash flows was principally due lower average fuel prices compared to the prior year, which reduced our cost of inventory and decreased both our accounts receivable and accounts payable (net of activity under our RPA programs, as discussed under "Sources of Liquidity and Factors Impacting Our Liquidity" above) offset by increased interest payments driven by higher interest rates. These operating cash inflows were partially offset by a decrease in net income (see "Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items (primarily related to unrealized derivative activity and foreign exchange losses) of $95.6 million.
Investing Activities. For the three months ended March 31, 2023, net cash used in investing activities was $23.5 million, compared to net cash used of $657.3 million during the three months ended March 31, 2022. The net cash used in investing activities for the three months ended March 31, 2023 was primarily driven by capital expenditures of $18.8 million. Net cash used in investing activities for the three months ended March 31, 2022 was principally driven by $639.4 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $16.7 million for capital expenditures.
Financing Activities. For the three months ended March 31, 2023, net cash used in financing activities was $192.8 million compared to net cash provided of $343.7 million for the three months ended March 31, 2022. The net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to net repayments under our Credit Facility of $123.1 million, payments of deferred consideration related to prior acquisitions of $60.8 million, and dividend payments of $8.6 million. Net cash provided by financing activities for the three months ended March 31, 2022 of $343.7 million was primarily driven by net borrowings of debt under our Credit Facility of $376.0 million, primarily driven by incremental borrowings related to the acquisition of Flyers, partially offset by common stock repurchases of $13.7 million, payments for deferred consideration related to prior acquisitions of $10.0 million, and dividend payments on our common stock of $7.4 million.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2022 to March 31, 2023. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K Report.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used are disclosed in Item 15 – Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies to the Consolidated Financial Statements in our 2022 10-K report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. There have been no material changes to the Critical Accounting Estimates disclosed in our 2022 10-K report.
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of March 31, 2023, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks. Management also considered the volatility in the Company's market capitalization and evaluated the potential impact that this volatility may have on the estimated fair value of our reporting units.
Based on the assessments performed, and supported by the available information as of March 31, 2023, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2022. Please refer to our 2022 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of March 31, 2023, see Note 4. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2023.
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

Part II — Other Information
Item 1.     Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Note 8. Income Taxes and Note 9. Commitments and Contingencies within this 10-Q Report as well as Notes 10. Income Taxes and 11. Commitments and Contingencies within Part IV. Item 15 – Notes to the Consolidated Financial Statements in our 2022 10-K Report for additional details regarding certain tax matters.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In March 2020, the Company's Board of Directors approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of March 31, 2023, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors. We did not repurchase any shares during the first quarter of 2023.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from World Fuel Services Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2023	World Fuel Services Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer