Form 10-Q
period 2023-06-30
WORLD KINECT CORP
filed 2023-07-28
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to ___________
 COMMISSION FILE NUMBER 001-09533
WORLD KINECT CORPORATION
(Exact name of registrant as specified in its charter)

Florida	9800 N.W. 41st Street,	Miami,	Florida	33178	59-2459427
(State or other jurisdiction of incorporation or organization)	(Address of Principal Executive Offices) (Zip Code)				(I.R.S. Employer Identification No.)

	(305)	428-8000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act
Title of each class	Trading Symbol (s)				Name of each exchange on which registered
Common Stock, $0.01 par value	WKC				New York Stock Exchange
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 60,197,313 shares of common stock, par value $0.01 per share, issued and outstanding as of July 21, 2023.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	June 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$293.9	$298.4
Accounts receivable, net of allowance for credit losses of $15.2 million and $14.1 million as of June 30, 2023 and December 31, 2022, respectively	2,473.3	3,294.1
Inventories	552.6	779.9
Prepaid expenses	84.8	83.6
Short-term derivative assets, net	212.3	302.1
Other current assets	428.2	479.9
Total current assets	4,045.1	5,238.1
Property and equipment, net	507.3	484.2
Goodwill	1,236.6	1,233.0
Identifiable intangible assets, net	318.1	336.2
Other non-current assets	854.8	873.2
Total assets	$6,961.9	$8,164.6
Liabilities:
Current liabilities:
Current maturities of long-term debt	$61.6	$15.8
Accounts payable	2,708.7	3,529.5
Short-term derivative liabilities, net	212.1	325.2
Accrued expenses and other current liabilities	589.7	738.2
Total current liabilities	3,572.0	4,608.6
Long-term debt	816.2	829.9
Other long-term liabilities	608.4	735.3
Total liabilities	4,996.6	6,173.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 60.2 and 62.0 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	0.6	0.6
Capital in excess of par value	107.2	182.4
Retained earnings	1,998.2	1,962.5
Accumulated other comprehensive income (loss)	(146.9)	(160.6)
Total World Kinect shareholders' equity	1,959.1	1,984.9
Noncontrolling interest	6.2	5.9
Total equity	1,965.2	1,990.7
Total liabilities and equity	$6,961.9	$8,164.6
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$10,980.7	$17,122.1	$23,462.3	$29,504.1
Cost of revenue	10,699.0	16,868.7	22,917.9	29,019.8
Gross profit	281.7	253.4	544.4	484.4
Operating expenses:
Compensation and employee benefits	125.1	118.3	244.2	233.2
General and administrative	80.8	82.3	159.8	157.1
Asset impairments	0.3	—	0.3	—
Total operating expenses	206.2	200.6	404.3	390.3
Income from operations	75.5	52.8	140.1	94.1
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(32.5)	(26.5)	(66.8)	(40.9)
Other income (expense), net	(2.8)	(4.0)	(6.3)	1.7
Total non-operating income (expense), net	(35.3)	(30.5)	(73.1)	(39.2)
Income (loss) before income taxes	40.3	22.3	67.0	54.9
Provision for income taxes	9.8	(2.5)	14.0	3.8
Net income (loss) including noncontrolling interest	30.5	24.8	53.0	51.1
Net income (loss) attributable to noncontrolling interest	0.5	0.4	0.3	0.4
Net income (loss) attributable to World Kinect	$29.9	$24.4	$52.7	$50.7
Basic earnings (loss) per common share	$0.48	$0.39	$0.85	$0.81
Basic weighted average common shares	62.3	62.2	62.4	62.8
Diluted earnings (loss) per common share	$0.48	$0.39	$0.84	$0.80
Diluted weighted average common shares	62.5	62.4	62.8	63.2
Comprehensive income:
Net income (loss) including noncontrolling interest	$30.5	$24.8	$53.0	$51.1
Other comprehensive income (loss):
Foreign currency translation adjustments	9.1	(35.7)	14.8	(45.1)
Cash flow hedges, net of income tax expense (benefit) of $0.6 and $9.8 for the three months ended June 30, 2023 and 2022, respectively, and net of income tax expense (benefit) of ($0.2) and $2.8 for the six months ended June 30, 2023 and 2022, respectively	1.1	27.1	(1.1)	7.8
Total other comprehensive income (loss)	10.2	(8.7)	13.7	(37.3)
Comprehensive income (loss) including noncontrolling interest	40.7	16.1	66.8	13.7
Comprehensive income (loss) attributable to noncontrolling interest	0.5	0.4	0.3	0.4
Comprehensive income (loss) attributable to World Kinect	$40.1	$15.7	66.4	$13.4
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	$0.6	$188.2	$1,976.7	$(157.1)	$2,008.3	$5.7	$2,014.0
Net income (loss)	—	—	—	29.9	—	29.9	0.5	30.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(2.2)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	10.2	10.2	—	10.2
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of June 30, 2023	60.2	$0.6	$107.2	$1,998.2	$(146.9)	$1,959.1	$6.2	$1,965.2

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	$0.6	$206.7	$1,899.4	$(165.4)	$1,941.4	$4.1	$1,945.5
Net income (loss)	—	—	—	24.4	—	24.4	0.4	24.8
Cash dividends declared	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Amortization of share-based payment awards	—	—	3.1	—	—	3.1	—	3.1
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(2.0)	—	—	(2.0)	—	(2.0)
Purchases of common stock	(1.5)	—	(35.0)	—	—	(35.0)	—	(35.0)
Other comprehensive income (loss)	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance as of June 30, 2022	61.9	$0.6	$172.8	$1,916.4	$(174.0)	$1,915.7	$4.5	$1,920.2

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$53.0	$51.1
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	(146.1)	(16.3)
Depreciation and amortization	51.7	53.5
Provision for credit losses	2.5	4.6
Share-based payment award compensation costs	10.1	6.7
Deferred income tax expense (benefit)	(0.1)	(15.6)
Unrealized foreign currency (gains) losses, net	(13.8)	(5.2)
Other	(0.5)	(1.3)
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	820.4	(1,539.0)
Inventories	228.0	(383.0)
Prepaid expenses	(1.4)	(26.6)
Short-term derivative assets, net	243.2	(322.8)
Other current assets	(26.3)	48.7
Cash collateral with counterparties	181.5	235.4
Other non-current assets	50.7	(163.9)
Accounts payable	(845.8)	1,503.5
Short-term derivative liabilities, net	(248.7)	311.6
Accrued expenses and other current liabilities	(131.5)	(3.2)
Other long-term liabilities	(40.3)	232.6
Net cash provided by (used in) operating activities	186.5	(29.2)
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(639.4)
Capital expenditures	(46.5)	(37.7)
Other investing activities, net	(9.6)	(1.4)
Net cash provided by (used in) investing activities	(56.1)	(678.5)
Cash flows from financing activities:
Borrowings of debt	3,221.3	3,772.9
Repayments of debt	(3,531.4)	(3,244.9)
Issuance of Convertible Notes	350.0	—
Dividends paid on common stock	(17.3)	(15.0)
Repurchases of common stock	(50.0)	(48.7)
Purchase of convertible note hedges	(70.5)	—
Sale of warrants	40.0	—
Payments of deferred consideration for acquisitions	(62.8)	(10.0)
Other financing activities, net	(8.6)	(3.3)
Net cash provided by (used in) financing activities	(129.3)	451.0
Effect of exchange rate changes on cash and cash equivalents	(5.6)	(9.7)
Net increase (decrease) in cash and cash equivalents	(4.5)	(266.4)
Cash and cash equivalents, as of the beginning of the period	298.4	652.2
Cash and cash equivalents, as of the end of the period	$293.9	$385.8
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Quarterly Report on Form 10-Q ("10-Q Report") as "World Kinect," "we," "our" and "us." On June 15, 2023, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, as amended, changing the Company's name from World Fuel Services Corporation to World Kinect Corporation. This change is intended to better reflect the Company's ongoing transformation into a more resilient, diversified energy and solutions provider.
We are a leading global energy management company, offering a broad suite of solutions across the energy product spectrum. In addition to our core energy and fuel offerings to customers in the transportation sector, we provide advisory services, sustainability and renewable energy solutions, as well as supply fulfillment for natural gas and power. We continue to focus on advancing the energy transition to lower carbon alternatives through expanding our portfolio of energy solutions and providing customers with greater access to sustainably sourced energy.
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

Outstanding obligations confirmed under our supplier finance programs were $207.4 million and $246.8 million as of June 30, 2023 and December 31, 2022, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
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
We had accounts receivable, net, of $2.5 billion and $3.3 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $17.5 million and $17.3 million, as of June 30, 2023 and December 31, 2022, respectively. Changes to the expected credit loss provision during the six months ended June 30, 2023 include global economic outlook considerations as a result of the Company's assessment of reasonable and supportable forward-looking information. Based on an aging analysis as of June 30, 2023, 95% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Six Months Ended June 30,
	2023	2022
Balance as of January 1,	$17.3	$29.8
Charges to allowance for credit losses	2.5	4.6
Write-off of uncollectible receivables	(2.4)	(12.8)
Recoveries of credit losses	0.1	0.7
Translation adjustments	(0.1)	0.4
Balance as of June 30,	$17.5	$22.7
Receivable Purchase Agreements
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During the second quarter of 2023, we amended one of our RPAs to, among other things, reduce the overall fee structure.
Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Condensed Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Condensed Consolidated Statements of Income and Comprehensive Income.
During the six months ended June 30, 2023 and 2022, we sold receivables under the RPAs with an aggregate face value of $6.0 billion and $6.2 billion, respectively, and recognized fees of $22.8 million and $14.6 million, respectively.

3. Acquisitions
2022 Acquisition
During the first quarter of 2022, we completed the acquisition of Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. The total purchase price of $795.0 million included deferred payments totaling $100.0 million. In January 2023, $50 million was paid to the seller and the remaining $50 million outstanding as of June 30, 2023 is expected to be settled in January 2024.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	June 30, 2023
Commodity contracts
Long	BBL	92.1
Short	BBL	(92.0)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(584.9)
Buy U.S. dollar, sell other currencies	USD	627.9

Interest rate contracts
Interest rate swap	USD	300.0
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

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$19.7	$—	$17.7	$—
	Short-term derivative liabilities, net	1.0	3.4	1.5	6.7

Interest rate contracts	Short-term derivative assets, net	14.2	12.9	—	—
	Other non-current assets	8.3	11.9	—	—
Total derivatives designated as hedging instruments		43.2	28.2	19.3	6.7

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	377.8	376.4	133.6	42.3
	Other non-current assets	192.7	293.3	54.8	66.9
	Short-term derivative liabilities, net	228.6	423.1	507.4	936.3
	Other long-term liabilities	144.1	201.8	254.4	399.8

Foreign currency contracts	Short-term derivative assets, net	6.0	21.8	2.5	18.5
	Other non-current assets	0.8	0.7	0.1	0.1
	Short-term derivative liabilities, net	5.2	2.0	10.1	19.8
	Other long-term liabilities	0.5	0.2	0.6	0.4
Total derivatives not designated as hedging instruments		955.8	1,319.2	963.7	1,484.1
Total derivatives		$998.9	$1,347.4	$982.9	$1,490.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Inventory	$66.0	$60.7	$0.8	$1.2

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	June 30, 2023			June 30, 2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,980.7	$10,699.0	$32.5	$17,122.1	$16,868.7	$26.5
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(1.0)	—	—	13.5	—
Derivatives designated as hedging instruments	—	1.4	—	—	(10.9)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	1.7	(1.4)	—	(112.2)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.9	—	—	(0.2)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$10,979.0	$10,698.0	$36.3	$17,234.3	$16,871.3	$26.3

	For the Six Months Ended
	June 30, 2023			June 30, 2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$23,462.3	$22,917.9	$66.8	$29,504.1	$29,019.8	$40.9
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(4.3)	—	—	42.1	—
Derivatives designated as hedging instruments	—	5.2	—	—	(52.1)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	0.9	(1.2)	—	(145.6)	—	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	5.7	—	—	(0.5)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$23,461.4	$22,917.7	$72.5	$29,649.8	$29,009.8	$40.4
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$—	$(56.6)	$(0.1)	$(131.4)
Commodity contracts	Cost of revenue	$(3.8)	$10.3	$(5.8)	$11.7
For the six months ended June 30, 2023 and 2022, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of June 30, 2023, on a pre-tax basis, $1.3 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Commodity contracts (Revenue)	$(0.1)	$(56.3)	$0.7	$(109.0)
Commodity contracts (Cost of revenue)	0.1	(0.6)	(0.3)	(0.6)
Interest rate contracts (Interest expense and other financing costs, net)	3.8	1.4	$3.2	$10.0
Total gain (loss)	$3.9	$(55.6)	$3.6	$(99.6)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$1.2	$(82.5)	$0.8	$(107.0)
Commodity contracts	Cost of revenue	(0.9)	—	(1.0)	—
Interest rate contracts	Interest expense and other financing costs, net	2.6	(0.1)	4.9	(0.4)
Total gain (loss)		$2.8	$(82.6)	$4.6	$(107.4)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended June 30,		For the Six Months Ended June 30,
Derivative Instruments - Non-designated	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$(52.4)	$72.0	$(142.8)	$148.9
	Cost of revenue	(11.3)	(10.6)	(18.5)	(17.0)
		(63.8)	61.4	(161.2)	131.9
Foreign currency contracts	Revenue	(2.1)	0.7	(5.6)	0.1
	Other (expense), net	(3.0)	6.2	0.8	3.9
		(5.1)	6.8	(4.9)	3.9
Total gain (loss)		$(68.8)	$68.2	$(166.1)	$135.8
Credit-Risk-Related Contingent Features
We enter into derivative contracts which may require us to post collateral periodically. Certain of these derivative contracts contain credit-risk-related contingent clauses which are triggered by credit events, such as a credit downgrade or if certain defined financial ratios fall below an established threshold. The occurrence of these credit events may require us to post additional collateral or immediately settle the derivative instrument.

The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	June 30, 2023	December 31, 2022
Net derivative liability positions with credit contingent features	$111.2	$72.5
Collateral posted and held by our counterparties	—	(28.7)
Maximum additional potential collateral requirements	$111.2	$43.8
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes issued in June 2023, as discussed in Note 6. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of June 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$434.7	$519.6	$9.7	$964.0
Interest rate contract	—	22.4	—	22.4
Foreign currency contracts	—	12.5	—	12.5
Cash surrender value of life insurance	—	14.2	—	14.2
Total assets at fair value	$434.7	$568.8	$9.7	$1,013.2

Liabilities:
Commodities contracts	$442.0	$525.4	$2.2	$969.6
Foreign currency contracts	—	13.4	—	13.4
Total liabilities at fair value	$442.0	$538.8	$2.2	$982.9

	Fair Value Measurements as of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$496.2	$797.6	$4.2	$1,298.0
Interest rate contract	—	24.7	—	24.7
Foreign currency contracts	—	24.7	—	24.7
Cash surrender value of life insurance	—	14.4	—	14.4
Total assets at fair value	$496.2	$861.4	$4.2	$1,361.8

Liabilities:
Commodities contracts	$497.4	$951.2	$3.4	$1,452.1
Foreign currency contracts	—	38.7	—	38.7
Total liabilities at fair value	$497.4	$989.9	$3.4	$1,490.8

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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of June 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$964.0	$581.2	$382.8	$80.1	$—	$302.7
Interest rate contract	22.4	—	22.4	—	—	22.4
Foreign currency contracts	12.5	8.3	4.2	—	—	4.2
Total assets at fair value	$998.9	$589.5	$409.4	$80.1	$—	$329.4

Liabilities:
Commodities contracts	$969.6	$581.2	$388.4	$121.6	$—	$266.8
Foreign currency contracts	13.4	8.3	5.0	—	—	5.0
Total liabilities at fair value	$982.9	$589.5	$393.4	$121.6	$—	$271.9

	Fair Value as of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,298.0	$756.8	$541.1	$79.3	$—	$461.9
Interest rate contract	24.7	—	24.7	—	—	24.7
Foreign currency contracts	24.7	20.9	3.8	—	—	3.8
Total assets at fair value	$1,347.4	$777.7	$569.7	$79.3	$—	$490.5

Liabilities:
Commodities contracts	$1,452.1	$755.6	$696.4	$243.1	$—	$453.3
Foreign currency contracts	38.7	22.1	16.7	—	—	16.7
Total liabilities at fair value	$1,490.8	$777.7	$713.1	$243.1	$—	$470.0
At June 30, 2023 and December 31, 2022, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2023, one of our counterparties with a total exposure of $95.3 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $21.2 million.

Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of June 30, 2023 and December 31, 2022, respectively.
6. Debt, Interest Income, Expense, and Other Finance Costs
Issuance of Convertible Debt
On June 26, 2023, we issued $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes"), which reflects the exercise in full of an option to purchase up to an additional $50.0 million in principal amount of the Convertible Notes.
The Convertible Notes mature on July 1, 2028, unless earlier converted, redeemed or repurchased. We may not redeem the Convertible Notes prior to July 6, 2026. Thereafter and until the 61st scheduled trading day immediately preceding the maturity date, we may redeem for cash, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the related Notice of Redemption. Prior to March 1, 2028, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the Indenture), as determined following a request by a holder of Convertible Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the Indenture. Thereafter and until the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert regardless of the foregoing conditions.
The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest.
Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. Separately, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. The net cost of $30.5 million was recorded as a reduction to additional paid-in capital in the Condensed Consolidated Statement of Shareholders’ Equity.
The total interest expense recognized for the three and six months ended June 30, 2023 was nominal as a result of the June 26, 2023 closing date.
Credit Agreement
The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").

Long-Term Debt
Our outstanding debt consists of the following (in millions):

	June 30, 2023	December 31, 2022
Credit Facility	$—	$339.0
Term loan	479.3	488.4
Notes (1)	337.5	—
Finance leases	17.8	15.4
Other (2)	43.3	2.9
Total debt	877.8	845.7
Less: Current maturities of long-term debt and finance leases (2)	61.6	15.8
Long-term debt	$816.2	$829.9
(1)The conversion feature discussed above did not require separate accounting. As a result a liability was recognized for the aggregate principal net of issuance costs. As of June 30, 2023 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $12.5 million. As the transaction closed on June 26, 2023, the carrying value of the Convertible Notes as of June 30, 2023 is a close approximation of its fair value.
(2)Includes secured borrowings of $40.3 million (EUR 37.0 million) as of June 30, 2023 for the transfer of tax receivables.
Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Interest income	$2.4	$1.3	$4.0	$3.8
Interest expense and other financing costs	(34.9)	(27.8)	(70.7)	(44.6)
Interest expense and other financing costs, net	$(32.5)	$(26.5)	$(66.8)	$(40.9)

7. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Aviation	$253.1	$318.6	$525.3	$543.8
Land	7.9	6.6	12.2	55.1
Marine	1,005.7	1,529.8	2,116.1	2,675.2
Asia Pacific	1,266.7	1,854.9	2,653.6	3,274.2

Aviation	1,002.0	1,301.9	1,826.7	1,943.8
Land	729.9	958.3	1,787.0	1,996.7
Marine	619.7	1,131.4	1,145.1	1,962.4
EMEA	2,351.6	3,391.6	4,758.8	5,902.9

Aviation	889.1	1,329.0	2,107.1	2,282.2
Land	238.9	265.0	456.6	463.4
Marine	150.8	299.0	437.9	577.6
LATAM	1,278.8	1,893.0	3,001.6	3,323.2

Aviation	3,047.0	5,060.0	6,944.9	8,351.8
Land	2,719.0	4,136.2	5,427.0	7,185.8
Marine	368.1	673.4	813.6	1,232.9
North America	6,134.2	9,869.7	13,185.5	16,770.5

Other revenues (excluded from ASC 606) (1)	(50.6)	112.9	(137.1)	233.4

Total revenue	$10,980.7	$17,122.1	$23,462.3	$29,504.1
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of June 30, 2023 and December 31, 2022, the contract assets and contract liabilities recognized by the Company were not material.
8. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$9.8	$(2.5)	$14.0	$3.8
Effective income tax rate	24.3%	(11.3)%	20.8%	7.0%

Our provision for income taxes for the three months ended June 30, 2023 includes a discrete income tax benefit of $1.7 million, net, of which $1.5 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries. For the three months ended June 30, 2022, the provision included a net discrete income tax benefit of $10.6 million, of which $6.3 million related to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, $3.0 million related to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries, and a tax benefit of $1.2 million, net, related to other worldwide adjustments.
Our provision for income taxes for the six months ended June 30, 2023 includes a discrete income tax benefit of $5.5 million, net, of which a $5.0 million tax benefit relates to the reversal of valuation allowances previously recorded against deferred tax assets. Our provision for income taxes for the six months ended June 30, 2022 included a net discrete income tax benefit of $11.8 million, of which $7.1 million related to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries and $6.3 million related to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, reduced by a tax expense of $1.6 million, net, related to other worldwide tax adjustments.
Our income tax provisions for the three months ended June 30, 2023 and 2022 were calculated based on the estimated annual effective income tax rates for the 2023 and 2022 years, respectively. The actual effective income tax rate for the 2023 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have tax returns under examination in various U.S. state and foreign jurisdictions. The most material of these is in Denmark for the 2013 to 2019 tax years, where one of our subsidiaries has been under audit since 2018. Through June 30, 2023, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $14.1 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.6 million (DKK 133.8 million) and $22.8 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 or 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
In April 2023, we received notification that the U.S. examinations of our 2017 and 2018 tax years are closed as expected.
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $26.1 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period

2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $13.5 million (BRL 65.4 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of June 30, 2023, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
10. Shareholders' Equity
Cash Dividends
During the six months ended June 30, 2023, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.14 per common share representing $8.6 million and $8.4 million in dividends, which were paid on April 21, 2023 and July 10, 2023, respectively. During the six months ended June 30, 2022, the Board declared quarterly cash dividends of $0.12 per common share representing $7.6 million and $7.4 million in dividends, which were paid on April 8, 2022 and July 1, 2022, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	14.8	3.6	18.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	(4.6)	(4.6)
Balance as of June 30, 2023	$(164.7)	$17.8	$(146.9)

Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(45.1)	(99.6)	(144.7)
Amounts reclassified from accumulated other comprehensive income (loss)	—	107.4	107.4
Balance as of June 30, 2022	$(179.1)	$5.0	$(174.0)

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
Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2023	2022	2023	2022
Aviation segment	$5,194.4	$7,843.5	$11,417.2	$12,854.0
Land segment	3,642.3	5,431.8	7,533.5	9,812.6
Marine segment	2,144.0	3,846.8	4,511.6	6,837.5
Total revenue	$10,980.7	$17,122.1	$23,462.3	$29,504.1

Income from operations:
Aviation segment	$58.1	$(6.9)	$92.1	$0.7
Land segment	24.6	33.0	50.8	66.3
Marine segment	19.8	52.7	50.6	75.9
Corporate overhead - unallocated	(27.0)	(26.0)	(53.4)	(48.8)
Total income from operations	$75.5	$52.8	$140.1	$94.1
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	June 30, 2023	December 31, 2022
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $6.0 and $4.9 as of June 30, 2023 and December 31, 2022, respectively	$1,166.0	$1,452.4
Land segment, net of allowance for credit losses of $6.3 and $5.8 as of June 30, 2023 and December 31, 2022, respectively	792.3	1,141.9
Marine segment, net of allowance for credit losses of $2.9 and $3.4 as of June 30, 2023 and December 31, 2022, respectively	515.0	699.8
Total accounts receivable, net	$2,473.3	$3,294.1

Total assets:
Aviation segment	$2,477.9	$3,036.2
Land segment	3,202.0	3,710.1
Marine segment	785.7	1,007.4
Corporate	496.4	410.8
Total assets	$6,961.9	$8,164.6

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to World Kinect	$29.9	$24.4	$52.7	$50.7
Denominator:
Weighted average common shares for basic earnings per common share	62.3	62.2	62.4	62.8
Effect of dilutive securities (1)	0.2	0.2	0.4	0.3
Weighted average common shares for diluted earnings per common share	62.5	62.4	62.8	63.2
Basic earnings (loss) per common share	$0.48	$0.39	$0.85	$0.81
Diluted earnings (loss) per common share	$0.48	$0.39	$0.84	$0.80
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.6	1.2	1.5
(1)There was no dilutive effect of the Convertible Notes in the three and six months ended June 30, 2023 by application of the if-converted method.

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) our growth strategies, including the position of our land segment to gain market share, (iii) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iv) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (v) our hedging strategy, (vi) estimates regarding the financial impact of our derivative contracts, (vii) expectations regarding inflation and its impact on us, and (viii) our role in the transition to lower carbon alternatives and the impact of our services on such transition. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•our failure to comply with restrictions and covenants governing our outstanding indebtedness;
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
•the outcome of litigation and other proceedings, including the costs associated in defending any actions; and
•other risks, including those described in this 10-Q report and in Item 1A – Risk Factors in our 2022 10-K Report, together with those described from time to time in our other filings with the SEC.
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

Business Overview
On June 15, 2023, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, as amended, changing the Company's name from World Fuel Services Corporation to World Kinect Corporation. This change is intended to better reflect the Company's ongoing transformation into a more resilient, diversified energy and solutions provider. Effective at the open of market trading on June 16, 2023, the Company’s common stock began trading on the New York Stock Exchange under its new name as well as the Company’s new ticker symbol, "WKC."
We are a leading global energy management company, offering a broad suite of solutions across the energy product spectrum. In addition to our core energy and fuel offerings to customers in the transportation sector, we provide advisory services, sustainability and renewable energy solutions, as well as supply fulfillment for natural gas and power. We continue to focus on advancing the energy transition to lower carbon alternatives through expanding our portfolio of energy solutions and providing customers with greater access to sustainably sourced energy.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2022 10-K Report. Selected financial information with respect to our business segments is provided in Note 11. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related service offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our growth strategy, we have also increased the level of inventory that we hold in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, market pricing dynamics may still negatively impact our results. In the first half of 2022, oil futures forward prices traded at significantly lower levels than then-current market prices, resulting in elevated price volatility and a severely backwardated market that negatively impacted our results. The oil futures forward pricing structure has since returned closer to historical trading and volatility levels.
Land Segment
We believe our land segment is well-positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including Flyers, which we acquired in January 2022, serving to further enhance our business to deliver value-added solutions to our land fuel customers.
We provide energy advisory services, sustainability solutions, as well as supply fulfillment for natural gas and power. We continue to focus on supporting the energy transition through various initiatives and expanding our sustainability offerings, including renewable fuel products, and carbon management and renewable energy solutions. We are continuing to invest in talent in this area, which we believe will help accelerate growth in these activities.
Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. Over the last several years, we have spent a considerable amount of time reorganizing our business to drive internal efficiencies so that we can generate relatively moderate levels of earnings in stable markets and yet remain poised to provide additional value in volatile and credit constrained markets. In 2022, our marine segment delivered exceptional results due to the market conditions arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility. However, if lower global oil prices and the reduced market volatility experienced in the first half of 2023 continue, we would expect our marine segment's performance for the full year 2023 to be materially lower than the extraordinary results produced in 2022.
Macroeconomic Environment
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly beginning in late 2021, primarily driven by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs in 2022 and into 2023.
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
Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended June 30,
	2023	2022
Revenue	$10,980.7	$17,122.1
Cost of revenue	10,699.0	16,868.7
Gross profit	281.7	253.4
Operating expenses:
Compensation and employee benefits	125.1	118.3
General and administrative	80.8	82.3
Asset impairments	0.3	—
Total operating expenses	206.2	200.6
Income (loss) from operations	75.5	52.8
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(32.5)	(26.5)
Other income (expense), net	(2.8)	(4.0)
Total non-operating income (expense), net	(35.3)	(30.5)
Income (loss) before income taxes	40.3	22.3
Provision for income taxes	9.8	(2.5)
Net income (loss) including noncontrolling interest	30.5	24.8
Net income (loss) attributable to noncontrolling interest	0.5	0.4
Net income (loss) attributable to World Kinect	$29.9	$24.4

Basic earnings (loss) per common share	$0.48	$0.39

Diluted earnings (loss) per common share	$0.48	$0.39

Revenue. Our consolidated revenue for the three months ended June 30, 2023 was $11.0 billion, a decrease of $6.1 billion, or 36%, compared to the three months ended June 30, 2022, primarily driven by lower prices across all segments, as discussed further below.
Gross Profit. Our gross profit for the three months ended June 30, 2023 was $281.7 million, an increase of $28.3 million, or 11%, compared to the three months ended June 30, 2022, attributable to increased gross profit of $75.4 million in our aviation segment, partially offset by decreased gross profit of $36.2 million and $10.9 million in our marine and land segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended June 30, 2023 were $206.2 million, an increase of $5.5 million, or 3%, compared to the three months ended June 30, 2022. The increase in operating expenses was primarily driven by higher compensation costs partially offset by a decrease in general and administrative costs, as discussed further below.
Non-Operating Income (Expense), net. For the three months ended June 30, 2023, we had net non-operating expense of $35.3 million compared to net non-operating expense of $30.5 million for the three months ended June 30, 2022. The increase of $4.7 million during the three months ended June 30, 2023 was primarily attributable to a $5.9 million increase in interest expense and lower equity in earnings, partially offset by lower foreign currency losses during the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase in interest expense was primarily driven by higher interest rates and fees associated with sales of accounts receivable under our RPAs.
Income Taxes. For the three months ended June 30, 2023, we recognized an income tax expense of $9.8 million, compared to income tax benefit of $2.5 million for the three months ended June 30, 2022. The increase of $12.3 million was primarily attributable to differences in net discrete tax items, as well as an increase in pre-tax earnings and changes in the jurisdictional mix of those earnings. See Note 8. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2023	2022	Change
Revenue	$5,194.4	$7,843.5	$(2,649.0)

Gross profit	$128.2	$52.8	$75.4
Operating expenses	70.1	59.7	10.4
Income (loss) from operations	$58.1	$(6.9)	$65.0

Operational metrics:
Aviation segment volumes (gallons)	1,846.6	1,831.2	15.4
Aviation segment average price per gallon	$2.61	$4.20	$(1.59)
Revenues in our aviation segment were $5.2 billion for the three months ended June 30, 2023, a decrease of $2.6 billion, or 34%, compared to the three months ended June 30, 2022. The decrease in revenue was driven by lower average prices. Average jet fuel price per gallon sold decreased by 38% in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Total aviation volumes increased by 15.4 million gallons, or 1%, to 1.8 billion gallons as organic growth was offset by the reduction in lower return activity.
Aviation segment gross profit for the three months ended June 30, 2023 was $128.2 million, an increase of $75.4 million, or 143%, compared to the three months ended June 30, 2022. The increase in gross profit during the three months ended June 30, 2023 as compared to the prior period was primarily attributable to the impact of significant inventory losses arising from the extreme backwardation and price volatility experienced during the three months ended June 30, 2022. Gross profit also benefited from higher margins driven by our focus on maintaining returns in a higher interest rate environment.
Income from operations in our aviation segment for the three months ended June 30, 2023 was $58.1 million, an increase of $65.0 million, or 945%, compared to the three months ended June 30, 2022. The higher gross profit discussed above was partially offset by a $10.4 million increase in operating expenses primarily attributable to higher incentive compensation costs in connection with improved financial performance.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2023	2022	Change
Revenue	$3,642.3	$5,431.8	$(1,789.5)

Gross profit	$111.5	$122.4	$(10.9)
Operating expenses	86.9	89.5	(2.6)
Income (loss) from operations	$24.6	$33.0	$(8.3)

Operational metrics:
Land segment volumes (gallons) (1)	1,507.6	1,531.7	(24.2)
Land segment average price per gallon	$2.42	$3.55	$(1.13)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $3.6 billion for the three months ended June 30, 2023, a decrease of $1.8 billion, or 33%, compared to the three months ended June 30, 2022. The decrease in revenue was principally driven by lower average fuel prices combined with lower volumes. Average fuel prices decreased 32% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Total volumes decreased by 24.2 million, or 2%, to 1.5 billion gallons or gallon equivalents in the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven by lower activity in our liquid fuel business in North America, partially offset by increased activity in our natural gas and power business.
Our land segment gross profit for the three months ended June 30, 2023 was $111.5 million, a decrease of $10.9 million, or 9%, compared to the three months ended June 30, 2022. The decrease in gross profit was primarily driven by our liquid fuel business in North America, as well as our U.K. business, which benefited from significant price volatility in the first half of 2022. This decrease was partially offset by improved performance in our sustainability-related offerings.
In our land segment, income from operations for the three months ended June 30, 2023 was $24.6 million, a decrease of $8.3 million, or 25%, compared to the three months ended June 30, 2022. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower general and administrative costs.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended June 30,
	2023	2022	Change
Revenue	$2,144.0	$3,846.8	$(1,702.8)

Gross profit	$42.0	$78.2	$(36.2)
Operating expenses	22.2	25.5	(3.3)
Income (loss) from operations	$19.8	$52.7	$(32.9)

Operational metrics:
Marine segment volumes (metric tons)	4.2	4.9	(0.7)
Marine segment average price per metric ton	$509.37	$788.32	$(278.96)
Revenues in our marine segment were $2.1 billion for the three months ended June 30, 2023, a decrease of $1.7 billion, or 44%, compared to the three months ended June 30, 2022. The decrease in revenue was principally driven by a 35% decrease in the average price per metric ton of bunker fuel sold in the three months ended June 30, 2023 compared to the three months ended June 30, 2022. Total volumes decreased by 0.7 million metric tons, or 14%, from 4.2 million metric tons for the three months ended June 30, 2023 compared to 4.9 million metric tons for the three months ended June 30, 2022 primarily due to reduced demand in our resale businesses.
Marine segment gross profit for the three months ended June 30, 2023 was $42.0 million, a decrease of $36.2 million, or 46%, compared to the three months ended June 30, 2022 principally due to near record bunker fuel prices and heightened market volatility during the three months ended June 30, 2022 as well as increased competition resulting from lower bunker fuel prices, together with softening demand driven by changes in the global macroeconomic environment during the three months ended June 30, 2023.
Our marine segment income from operations for the three months ended June 30, 2023 was $19.8 million, a decrease of $32.9 million, or 62%, compared to the three months ended June 30, 2022, primarily due to the decrease in gross profit as well as a $3.3 million decrease in operating expenses, largely driven by lower incentive compensation costs compared to the three months ended June 30, 2022.
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2023	2022
Revenue	$23,462.3	$29,504.1
Cost of revenue	22,917.9	29,019.8
Gross profit	544.4	484.4
Operating expenses:
Compensation and employee benefits	244.2	233.2
General and administrative	159.8	157.1
Asset impairments	0.3	—
Total operating expenses	404.3	390.3
Income (loss) from operations	140.1	94.1
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(66.8)	(40.9)
Other income (expense), net	(6.3)	1.7
Total non-operating income (expense), net	(73.1)	(39.2)
Income (loss) before income taxes	67.0	54.9
Provision for income taxes	14.0	3.8
Net income (loss) including noncontrolling interest	53.0	51.1
Net income (loss) attributable to noncontrolling interest	0.3	0.4
Net income (loss) attributable to World Kinect	$52.7	$50.7

Basic earnings (loss) per common share	$0.85	$0.81

Diluted earnings (loss) per common share	$0.84	$0.80
Revenue. Our consolidated revenue for the six months ended June 30, 2023 was $23.5 billion, a decrease of $6.0 billion, or 20%, compared to the six months ended June 30, 2022, primarily driven by lower prices across all segments, as discussed further below.
Gross Profit. Our gross profit for the six months ended June 30, 2023 was $544.4 million, an increase of $60.1 million, or 12%, compared to the six months ended June 30, 2022, attributable to increased gross profit of $111.8 million in our aviation segment, partially offset by decreased gross profit of $31.1 million and $20.6 million in our marine and land segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the six months ended June 30, 2023 were $404.3 million, an increase of $14.1 million, or 4%, compared to the six months ended June 30, 2022. The increase in operating expenses was primarily driven by higher compensation costs and general and administrative costs as business activities continued to normalize.

Non-Operating Income (Expense), net. For the six months ended June 30, 2023, we had net non-operating expense of $73.1 million compared to net non-operating expense of $39.2 million the six months ended June 30, 2022. The increase of $33.9 million was primarily attributable to an increase in interest expense as well as foreign currency losses. The increase in interest expense was primarily driven by higher interest rates and an increase in fees associated with sales of accounts receivable under our RPAs.
Income Taxes. For the six months ended June 30, 2023, we recognized income tax expense of $14.0 million, compared to $3.8 million for the six months ended June 30, 2022. The increase of $10.1 million was primarily attributable to differences in net discrete tax items and an overall increase in pre-tax income. See Note 8. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2023	2022	Change
Revenue	$11,417.2	$12,854.0	$(1,436.8)

Gross profit	$228.8	$117.0	$111.8
Operating expenses	136.7	116.3	20.3
Income (loss) from operations	$92.1	$0.7	$91.5

Operational metrics:
Aviation segment volumes (gallons)	3,623.7	3,486.6	137.1
Aviation segment average price per gallon	$2.95	$3.59	$(0.64)
Revenues in our aviation segment were $11.4 billion for the six months ended June 30, 2023, a decrease of $1.4 billion, or 11%, compared to the six months ended June 30, 2022. The decrease in revenue was driven by lower average prices, partially offset by increased volume. Average jet fuel price per gallon sold decreased by 18% in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Total aviation volumes increased by 137.1 million gallons, or 4%, to 3.6 billion gallons, driven largely by growth in international passenger airline demand.
Our aviation segment gross profit for the six months ended June 30, 2023 was $228.8 million, an increase of $111.8 million, or 96%, compared to the six months ended June 30, 2022. The increase in gross profit during the six months ended June 30, 2023 as compared to the prior period was primarily attributable to the impact of significant inventory losses arising from the extreme backwardation and price volatility experienced during the six months ended June 30, 2022. Gross profit also benefited from higher margins driven by our focus on maintaining returns in a higher interest rate environment as well as growth in related service offerings.
Income from operations in our aviation segment for the six months ended June 30, 2023 was $92.1 million, an increase of $91.5 million compared to the six months ended June 30, 2022. The increase in gross profit discussed above was partially offset by a $20.3 million increase in operating expenses primarily driven by higher incentive compensation costs in connection with improved financial performance.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2023	2022	Change
Revenue	$7,533.5	$9,812.6	$(2,279.1)

Gross profit	$221.6	$242.2	$(20.6)
Operating expenses	170.8	175.9	(5.0)
Income (loss) from operations	$50.8	$66.3	$(15.5)

Operational metrics:
Land segment volumes (gallons) (1)	3,072.3	3,114.3	(42.0)
Land segment average price per gallon	$2.45	$3.15	$(0.70)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $7.5 billion for the six months ended June 30, 2023, a decrease of $2.3 billion, or 23%, compared to the six months ended June 30, 2022. The decrease in revenue was principally driven by lower average fuel prices combined with lower volumes. Average fuel prices decreased 22% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Total volumes decreased by 42.0 million, or 1%, to 3.1 billion gallons or gallon equivalents in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven by lower activity in our liquid fuel business in North America, partially offset by increased activity in our natural gas and power business.
Our land segment gross profit for the six months ended June 30, 2023 was $221.6 million, a decrease of $20.6 million, or 8%, compared to the six months ended June 30, 2022. The decrease in gross profit was primarily attributable to extreme weather conditions experienced in our liquid fuel business in North America as well as lower profitability from our U.K. business, which benefited from significant price volatility in the first half of 2022. This decrease was partially offset by improved performance in our natural gas, power and sustainability-related offerings.
In our land segment, income from operations for the six months ended June 30, 2023 was $50.8 million, a decrease of $15.5 million, or 23%, compared to the six months ended June 30, 2022. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower general and administrative costs.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Six Months Ended June 30,
	2023	2022	Change
Revenue	$4,511.6	$6,837.5	$(2,325.9)

Gross profit	$94.0	$125.2	$(31.1)
Operating expenses	43.4	49.3	(5.9)
Income (loss) from operations	$50.6	$75.9	$(25.3)

Operational metrics:
Marine segment volumes (metric tons)	8.5	9.6	(1.1)
Marine segment average price per metric ton	$531.45	$714.46	$(183.01)
Revenues in our marine segment were $4.5 billion for the six months ended June 30, 2023, a decrease of $2.3 billion, or 34%, compared to the six months ended June 30, 2022. The decrease in revenue was principally driven by a decrease of 26% in the average price per metric ton of bunker fuel sold in the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Total volumes decreased by 1.1 million metric tons, or 11%, to

8.5 million metric tons in the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to reduced demand in our resale businesses.
Our marine segment gross profit for the six months ended June 30, 2023 was $94.0 million, a decrease of $31.1 million, or 25%, compared to the six months ended June 30, 2022 principally driven by increased competition resulting from lower bunker fuel prices, together with softening demand driven by changes in the global macroeconomic environment.
Our marine segment income from operations for the six months ended June 30, 2023 was $50.6 million, a decrease of $25.3 million, or 33%, compared to the six months ended June 30, 2022, primarily due to the decrease in gross profit as well as a $5.9 million decrease in operating expenses, largely driven by lower incentive compensation costs compared to the three months ended June 30, 2022.
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
Based on the information currently available, we believe that our cash and cash equivalents as of June 30, 2023 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
Convertible Notes. On June 26, 2023, we issued $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes"), which reflects the exercise in full of an option to purchase up to an additional $50.0 million in principal amount of the Convertible Notes. The Convertible Notes mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate will be subject to adjustment upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. Separately, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. As a result, dilution upon conversion of the Convertible Notes will be mitigated as the bond hedge and warrant transactions increase the effective conversion price of the Convertible Notes to $40.14 per share.
The net proceeds from the sale of the Convertible Notes was approximately $337.5 million after deducting the initial purchasers’ discounts and estimated offering expenses payable by us. We used the net proceeds from the sale of the Convertible Notes (i) to pay the cost of the convertible note hedge transactions net of the proceeds from the sale of the warrants), (ii) to repurchase approximately 2.24 million shares of common stock from purchasers of the Convertible Notes for an aggregate purchase price of approximately $50.0 million and (iii) to repay the amounts outstanding under our revolving credit facility.
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
Receivables Purchase Agreements. We also have accounts receivable programs under RPAs that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less an associated fee, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the second quarter of 2023, we amended one of our RPAs to, among other things, reduce the overall fee structure. See Note 2. Accounts Receivable for additional information.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2023 and 2022 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Six Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$186.5	$(29.2)
Net cash provided by (used in) investing activities	(56.1)	(678.5)
Net cash provided by (used in) financing activities	(129.3)	451.0
Operating Activities. For the six months ended June 30, 2023, net cash provided by operating activities was $186.5 million, compared to $29.2 million net cash used during the six months ended June 30, 2022. The $215.6 million increase in operating cash flows was principally due to lower average fuel prices compared to the prior year, which reduced our cost of inventory and decreased both our accounts receivable and accounts payable (net of activity under our RPA programs, as discussed under "Sources of Liquidity and Factors Impacting Our Liquidity" above). These increases were offset by a decrease in customer prepayments and cash used in our derivative activities, as well as a decrease in our net income (see "Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items.
Investing Activities. For the six months ended June 30, 2023, net cash used in investing activities was $56.1 million, compared to net cash used of $678.5 million during the six months ended June 30, 2022. The net cash used in investing activities for the six months ended June 30, 2023 was primarily driven by capital expenditures of $46.5 million. Net cash used in investing activities for the six months ended June 30, 2022 was principally driven by $639.4 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $37.7 million for capital expenditures.
Financing Activities. For the six months ended June 30, 2023, net cash used in financing activities was $129.3 million compared to net cash provided of $451.0 million for the six months ended June 30, 2022. The net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to net borrowings of $39.9 million, driven by $350.0 million proceeds from the issuance of the Convertible Notes and $40.3 million proceeds from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 6. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $348.4 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $10.5 million for debt issuance costs, and received $40.0 million from the sale of warrants. In addition, net cash used in financing activities includes payments of deferred consideration related to prior acquisitions of $62.8 million, repurchases of common stock of $50.0 million, and dividend payments of $17.3 million. Net cash provided by financing activities for the six months ended June 30, 2022 was primarily attributable to net borrowings under our Credit Facility of $528.0 million, primarily driven by incremental borrowings related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock, payments for deferred consideration related to prior acquisitions of $10.0 million, and dividend payments of $15.0 million.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2022 to June 30, 2023. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K Report.
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
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. With the exception of additional considerations in relation to the Convertible Notes discussed below, there have been no material changes to the Critical Accounting Estimates disclosed in our 2022 10-K report.
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of June 30, 2023, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks. Management also considered the volatility in the Company's market capitalization and evaluated the potential impact that this volatility may have on the estimated fair value of our reporting units.
Based on the assessments performed, and supported by the available information as of June 30, 2023, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
Derivatives
We assess convertible notes and other related contracts to determine if those contracts or embedded components of those contracts meet the definition of a derivative that require separate accounting. Significant judgment is involved in assessing if the contracts are indexed to our own stock and if the contracts shall be classified as equity in our statement of financial position. If those contracts are derivatives or contain embedded derivatives, they would be classified as a liability and remeasured to fair value through net income impacting future earnings.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2022. Please refer to our 2022 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of June 30, 2023, see Note 4. Derivative Instruments.

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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2023.
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
Item 1A. Risk Factors
The risk factors set forth below supplement the risk factors previously disclosed under Part I, Item 1A – Risk Factors of our 2022 10-K Report.
We are subject to counterparty risk with respect to the bond hedge transactions which serve to mitigate the dilutive impact of our Convertible Notes.
In connection with our offering of Convertible Notes in June 2023, we entered into bond hedge transactions with multiple financial institutions, which increased the effective conversion price of the Convertible Notes to approximately $40.14 (from the nominal conversion price of $28.43). Consequently, the bond hedge transaction is expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes upon their conversion. We also entered into warrant transactions with the bond hedge counterparties, which could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
Our exposure to the credit risk of the bond hedge counterparties is not secured by any collateral. Global economic conditions have, from time-to-time, resulted in the actual or perceived failure or financial difficulties of several financial institutions. If any bond hedge counterparty becomes subject to insolvency proceedings, we would become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the bond hedge transaction. If any of these counterparties were to fail to comply with their contractual obligations under bond hedge transactions, we would (i) be exposed to greater dilution with respect to their respective portion of the hedge, to the extent that our stock price exceeded the nominal conversion price upon conversion, (ii) may suffer adverse tax consequences, or (iii) incur additional costs associated with entering into a replacement bond hedge transaction with a different bond hedge counterparty.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (3)
4/1/2023 - 4/30/2023	—	$—	—	$147,053
5/1/2023 - 5/31/2023	—	—	—	147,053
6/1/2023 - 6/30/2023	2,242	22.30	—	147,053
Total	2,242	$22.30	—	$147,053
(1)    In June 2023, we used approximately $50.0 million of the net proceeds from issuance of the Convertible Notes to repurchase approximately 2.24 million shares of our common stock in a privately negotiated transaction with one of the initial purchasers of the Convertible Notes. Such transactions were authorized separately from, and did not reduce the authorized repurchase capacity remaining under, our 2020 Repurchase Program (as defined below). For additional information about the offering of the Convertible Notes, see Note 6. Debt, Interest Income, Expense, and Other Finance Costs.
(2)    The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the Inflation Reduction Act.
(3)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of June 30, 2023, approximately $147.1 million remains available under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description
3.1	Articles of Amendment to Articles of Incorporation, as amended, of World Kinect Corporation

3.2	Restated Articles of Incorporation of World Kinect Corporation

4.1	Indenture, dated as of June 26, 2023, between World Kinect Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on June 27, 2023)

4.2	Form of 3.250% Convertible Senior Note due 2028 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed on June 27, 2023)

10.1	Purchase Agreement, dated June 21, 2023, among World Kinect Corporation, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. as representatives of the several initial purchasers listed on Schedule I thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023)

10.2	Form of Convertible Note Hedge Confirmation (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on June 27, 2023)

10.3	Form of Warrant Confirmation (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed on June 27, 2023)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2023	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer