Form 10-Q
period 2023-09-30
WORLD KINECT CORP
filed 2023-10-27
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 60,201,835 shares of common stock, par value $0.01 per share, issued and outstanding as of October 20, 2023.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	September 30, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$335.6	$298.4
Accounts receivable, net of allowance for credit losses of $17.0 million and $14.1 million as of September 30, 2023 and December 31, 2022, respectively	2,882.2	3,294.1
Inventories	654.2	779.9
Prepaid expenses	92.5	83.6
Short-term derivative assets, net	218.2	302.1
Other current assets	408.6	479.9
Total current assets	4,591.3	5,238.1
Property and equipment, net	509.8	484.2
Goodwill	1,231.7	1,233.0
Identifiable intangible assets, net	308.7	336.2
Other non-current assets	841.5	873.2
Total assets	$7,483.1	$8,164.6
Liabilities:
Current liabilities:
Current maturities of long-term debt	$63.0	$15.8
Accounts payable	3,293.3	3,529.5
Short-term derivative liabilities, net	150.5	325.2
Accrued expenses and other current liabilities	607.5	738.2
Total current liabilities	4,114.2	4,608.6
Long-term debt	812.3	829.9
Other long-term liabilities	581.5	735.3
Total liabilities	5,508.0	6,173.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 60.2 and 62.0 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	0.6	0.6
Capital in excess of par value	113.4	182.4
Retained earnings	2,024.8	1,962.5
Accumulated other comprehensive income (loss)	(170.4)	(160.6)
Total World Kinect shareholders' equity	1,968.3	1,984.9
Noncontrolling interest	6.7	5.9
Total equity	1,975.1	1,990.7
Total liabilities and equity	$7,483.1	$8,164.6
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$12,245.3	$15,661.3	$35,707.6	$45,165.4
Cost of revenue	11,963.9	15,339.0	34,881.8	44,358.7
Gross profit	281.4	322.3	825.8	806.7
Operating expenses:
Compensation and employee benefits	132.0	141.1	376.3	374.3
General and administrative	76.1	81.7	235.9	238.8
Asset impairments	—	—	0.3	—
Restructuring charges	—	(0.8)	—	(0.8)
Total operating expenses	208.2	222.0	612.5	612.3
Income from operations	73.3	100.3	213.3	194.4
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(28.6)	(34.0)	(95.4)	(74.8)
Other income (expense), net	1.6	(3.5)	(4.7)	(1.9)
Total non-operating income (expense), net	(26.9)	(37.5)	(100.0)	(76.7)
Income (loss) before income taxes	46.3	62.8	113.3	117.7
Provision for income taxes	10.8	18.9	24.8	22.7
Net income (loss) including noncontrolling interest	35.5	43.9	88.5	95.0
Net income (loss) attributable to noncontrolling interest	0.6	1.4	0.9	1.8
Net income (loss) attributable to World Kinect	$34.9	$42.5	$87.7	$93.2
Basic earnings (loss) per common share	$0.58	$0.69	$1.42	$1.49
Basic weighted average common shares	60.3	62.0	61.7	62.5
Diluted earnings (loss) per common share	$0.58	$0.68	$1.41	$1.48
Diluted weighted average common shares	60.4	62.3	62.1	62.8
Comprehensive income:
Net income (loss) including noncontrolling interest	$35.5	$43.9	$88.5	$95.0
Other comprehensive income (loss):
Foreign currency translation adjustments	(18.1)	(32.4)	(3.3)	(77.5)
Cash flow hedges, net of income tax expense (benefit) of ($2.2) and $5.5 for the three months ended September 30, 2023 and 2022, respectively, and net of income tax expense (benefit) of ($2.3) and $8.3 for the nine months ended September 30, 2023 and 2022, respectively	(5.4)	15.1	(6.4)	22.9
Total other comprehensive income (loss)	(23.5)	(17.2)	(9.8)	(54.6)
Comprehensive income (loss) including noncontrolling interest	12.0	26.7	78.8	40.4
Comprehensive income (loss) attributable to noncontrolling interest	0.6	1.4	0.9	1.8
Comprehensive income (loss) attributable to World Kinect	$11.5	$25.3	77.9	$38.6
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	$0.6	$188.2	$1,976.7	$(157.1)	$2,008.3	$5.7	$2,014.0
Net income (loss)	—	—	—	29.9	—	29.9	0.5	30.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(2.2)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	10.2	10.2	—	10.2
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of June 30, 2023	60.2	$0.6	$107.2	$1,998.2	$(146.9)	$1,959.1	$6.2	$1,965.2
Net income (loss)	—	—	—	34.9	—	34.9	0.6	35.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	6.2	—	—	6.2	—	6.2
Other comprehensive income (loss)	—	—	—	—	(23.5)	(23.5)	—	(23.5)
Balance as of September 30, 2023	60.2	$0.6	$113.4	$2,024.8	$(170.4)	$1,968.3	$6.7	$1,975.1

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	26.3	—	26.3	(0.1)	26.3
Cash dividends declared	—	—	—	(7.6)	—	(7.6)	—	(7.6)
Amortization of share-based payment awards	—	—	3.7	—	—	3.7	—	3.7
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.3)	—	—	(1.3)	—	(1.3)
Purchases of common stock	(0.5)	—	(13.7)	—	—	(13.7)	—	(13.7)
Other comprehensive income (loss)	—	—	—	—	(28.7)	(28.7)	—	(28.7)
Balance as of March 31, 2022	63.0	$0.6	$206.7	$1,899.4	$(165.4)	$1,941.4	$4.1	$1,945.5
Net income (loss)	—	—	—	24.4	—	24.4	0.4	24.8
Cash dividends declared	—	—	—	(7.4)	—	(7.4)	—	(7.4)
Amortization of share-based payment awards	—	—	3.1	—	—	3.1	—	3.1
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(2.0)	—	—	(2.0)	—	(2.0)
Purchases of common stock	(1.5)	—	(35.0)	—	—	(35.0)	—	(35.0)
Other comprehensive income (loss)	—	—	—	—	(8.7)	(8.7)	—	(8.7)
Balance as of June 30, 2022	61.9	$0.6	$172.8	$1,916.4	$(174.0)	$1,915.7	$4.5	$1,920.2
Net income (loss)	—	—	—	42.5	—	42.5	1.4	43.9
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	7.3	—	—	7.3	—	7.3
Other comprehensive income (loss)	—	—	—	—	(17.2)	(17.2)	—	(17.2)
Balance as of September 30, 2022	61.9	$0.6	$180.1	$1,950.2	$(191.2)	$1,939.7	$5.9	$1,945.6

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$88.5	$95.0
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	(191.7)	88.0
Depreciation and amortization	77.8	80.1
Noncash operating lease expense	26.6	26.9
Provision for credit losses	5.2	6.1
Share-based payment award compensation costs	16.2	14.0
Deferred income tax expense (benefit)	(4.4)	(8.0)
Unrealized foreign currency (gains) losses, net	(9.5)	15.7
Other	16.2	19.8
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	389.1	(798.6)
Inventories	128.1	(207.1)
Prepaid expenses	(8.2)	(27.9)
Other current assets	(38.3)	(85.9)
Cash collateral with counterparties	188.8	76.7
Other non-current assets	(73.7)	(9.9)
Change in derivative assets and liabilities, net	(6.1)	2.7
Accounts payable	(216.9)	845.7
Accrued expenses and other current liabilities	(114.6)	186.6
Other long-term liabilities	(6.5)	(90.6)
Net cash provided by (used in) operating activities	266.8	229.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	—	(641.7)
Capital expenditures	(67.9)	(56.2)
Other investing activities, net	(9.5)	(1.3)
Net cash provided by (used in) investing activities	(77.4)	(699.2)
Cash flows from financing activities:
Borrowings of debt	4,051.3	6,238.1
Repayments of debt	(4,362.7)	(6,038.7)
Issuance of Convertible Notes	350.0	—
Dividends paid on common stock	(25.7)	(22.4)
Repurchases of common stock	(50.0)	(48.7)
Purchase of convertible note hedges	(70.5)	—
Sale of warrants	40.0	—
Payments of deferred consideration for acquisitions	(62.9)	(10.0)
Other financing activities, net	(10.0)	(3.3)
Net cash provided by (used in) financing activities	(140.4)	115.0
Effect of exchange rate changes on cash and cash equivalents	(11.8)	(17.0)
Net increase (decrease) in cash and cash equivalents	37.2	(371.9)
Cash and cash equivalents, as of the beginning of the period	298.4	652.2
Cash and cash equivalents, as of the end of the period	$335.6	$280.3
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
Certain prior period amounts in the Condensed Consolidated Financial Statements and accompanying Notes have been reclassified to conform to the current period presentation. Due to rounding, certain amounts may not add; however, all percentages have been calculated using unrounded amounts.
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

Outstanding obligations confirmed under our supplier finance programs were $197.1 million and $246.8 million as of September 30, 2023 and December 31, 2022, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
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
We had accounts receivable, net, of $2.9 billion and $3.3 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $19.4 million and $17.3 million, as of September 30, 2023 and December 31, 2022, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2023 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of September 30, 2023, 94% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Nine Months Ended September 30,
	2023	2022
Balance as of January 1,	$17.3	$29.8
Charges to allowance for credit losses	5.2	6.1
Write-off of uncollectible receivables	(3.4)	(19.7)
Recoveries of credit losses	0.1	0.8
Translation adjustments	0.1	0.7
Balance as of September 30,	$19.4	$17.6
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
During the nine months ended September 30, 2023 and 2022, we sold receivables under the RPAs with an aggregate face value of $7.7 billion and $9.9 billion, respectively, and recognized fees of $30.7 million and $29.4 million, respectively.

3. Acquisitions
2022 Acquisition
During the first quarter of 2022, we completed the acquisition of Flyers Energy Group, LLC ("Flyers"). Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. The total purchase price of $795.0 million included deferred payments totaling $100.0 million. In January 2023, $50 million was paid to the seller and the remaining $50 million outstanding as of September 30, 2023 is expected to be settled in January 2024.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2023
Commodity contracts
Long	BBL	94.7
Short	BBL	(94.9)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(592.2)
Buy U.S. dollar, sell other currencies	USD	564.8

Interest rate contracts
Interest rate swap	USD	300.0
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

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$73.1	$—	$66.2	$—
	Short-term derivative liabilities, net	3.5	3.4	7.6	6.7

Interest rate contracts	Short-term derivative assets, net	14.5	12.9	—	—
	Other non-current assets	6.0	11.9	—	—
Total derivatives designated as hedging instruments		97.1	28.2	73.7	6.7

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	364.7	376.4	144.4	42.3
	Other non-current assets	181.1	293.3	67.4	66.9
	Short-term derivative liabilities, net	219.8	423.1	433.6	936.3
	Other long-term liabilities	114.1	201.8	201.0	399.8

Foreign currency contracts	Short-term derivative assets, net	3.7	21.8	2.1	18.5
	Other non-current assets	1.2	0.7	0.3	0.1
	Short-term derivative liabilities, net	8.5	2.0	11.1	19.8
	Other long-term liabilities	0.3	0.2	0.4	0.4
Total derivatives not designated as hedging instruments		893.4	1,319.2	860.2	1,484.1
Total derivatives		$990.5	$1,347.4	$933.9	$1,490.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Inventory	$65.0	$60.7	$6.4	$1.2

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2023			September 30, 2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$12,245.3	$11,963.9	$28.6	$15,661.3	$15,339.0	$34.0
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	10.3	—	—	(5.8)	—
Derivatives designated as hedging instruments	—	(7.8)	—	—	5.0	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	3.6	—	(20.1)	2.5	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.8	—	—	(1.3)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$12,245.3	$11,970.1	$32.3	$15,681.4	$15,340.6	$32.7

	For the Nine Months Ended
	September 30, 2023			September 30, 2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$35,707.6	$34,881.8	$95.4	$45,165.4	$44,358.7	$74.8
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	6.1	—	—	36.4	—
Derivatives designated as hedging instruments	—	(2.5)	—	—	(47.1)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	1.1	2.1	—	(165.7)	2.5	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	10.3	—	—	(1.8)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$35,706.6	$34,887.4	$105.7	$45,331.2	$44,350.4	$73.0
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$(1.3)	$3.1	$(1.6)	$(128.4)
Commodity contracts	Cost of revenue	$3.9	$(2.9)	$(1.6)	$8.8
For the nine months ended September 30, 2023 and 2022, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2023, on a pre-tax basis, $0.9 million and $3.3 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and an increase to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Commodity contracts (Revenue)	$(0.6)	$(5.5)	$0.1	$(114.5)
Commodity contracts (Cost of revenue)	(0.8)	2.7	(1.0)	2.0
Interest rate contracts (Interest expense and other financing costs, net)	1.2	4.1	$4.4	$14.1
Total gain (loss)	$(0.1)	$1.2	$3.4	$(98.4)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$—	$(14.8)	$0.8	$(121.8)
Commodity contracts	Cost of revenue	2.6	1.8	1.5	1.8
Interest rate contracts	Interest expense and other financing costs, net	2.7	(0.9)	7.5	(1.3)
Total gain (loss)		$5.3	$(13.9)	$9.9	$(121.3)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Derivative Instruments - Non-designated	Location	2023	2022	2023	2022
Commodity contracts	Revenue	$(28.3)	$80.3	$(171.0)	$229.2
	Cost of revenue	(16.9)	6.3	(35.4)	(10.7)
		(45.2)	86.6	(206.4)	218.5
Foreign currency contracts	Revenue	(0.2)	0.3	(5.9)	0.4
	Other (expense), net	(2.2)	14.2	(1.5)	18.1
		(2.5)	14.5	(7.3)	18.4
Total gain (loss)		$(47.7)	$101.1	$(213.7)	$236.9
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

The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	September 30, 2023	December 31, 2022
Net derivative liability positions with credit contingent features	$100.5	$72.5
Collateral posted and held by our counterparties	—	(28.7)
Maximum additional potential collateral requirements	$100.6	$43.8
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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$434.6	$514.2	$7.6	$956.4
Interest rate contract	—	20.5	—	20.5
Foreign currency contracts	—	13.7	—	13.7
Cash surrender value of life insurance	—	16.4	—	16.4
Total assets at fair value	$434.6	$564.7	$7.6	$1,006.9

Liabilities:
Commodities contracts	$473.2	$444.6	$2.3	$920.1
Foreign currency contracts	—	13.9	—	13.9
Total liabilities at fair value	$473.2	$458.5	$2.3	$933.9

	Fair Value Measurements as of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$496.2	$797.6	$4.2	$1,298.0
Interest rate contract	—	24.7	—	24.7
Foreign currency contracts	—	24.7	—	24.7
Cash surrender value of life insurance	—	14.4	—	14.4
Total assets at fair value	$496.2	$861.4	$4.2	$1,361.8

Liabilities:
Commodities contracts	$497.4	$951.2	$3.4	$1,452.1
Foreign currency contracts	—	38.7	—	38.7
Total liabilities at fair value	$497.4	$989.9	$3.4	$1,490.8

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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$956.4	$615.2	$341.2	$31.4	$—	$309.8
Interest rate contract	20.5	—	20.5	—	—	20.5
Foreign currency contracts	13.7	11.2	2.5	—	—	2.5
Total assets at fair value	$990.5	$626.4	$364.1	$31.4	$—	$332.8

Liabilities:
Commodities contracts	$920.1	$615.2	$304.9	$109.6	$—	$195.3
Foreign currency contracts	13.9	11.2	2.7	—	—	2.7
Total liabilities at fair value	$933.9	$626.4	$307.6	$109.6	$—	$198.0

	Fair Value as of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,298.0	$756.8	$541.1	$79.3	$—	$461.9
Interest rate contract	24.7	—	24.7	—	—	24.7
Foreign currency contracts	24.7	20.9	3.8	—	—	3.8
Total assets at fair value	$1,347.4	$777.7	$569.7	$79.3	$—	$490.5

Liabilities:
Commodities contracts	$1,452.1	$755.6	$696.4	$243.1	$—	$453.3
Foreign currency contracts	38.7	22.1	16.7	—	—	16.7
Total liabilities at fair value	$1,490.8	$777.7	$713.1	$243.1	$—	$470.0
At September 30, 2023 and December 31, 2022, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2023, one of our counterparties with a total exposure of $80.3 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $21.1 million.

Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2023 and December 31, 2022, respectively.
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
During the three and nine months ended September 30, 2023, we recognized interest expense of $3.5 million, which consisted of $2.9 million associated with the 3.250% coupon rate and $0.6 million associated with the amortization of debt issuance costs.
Credit Agreement
The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").

Long-Term Debt
Our outstanding debt consists of the following (in millions):

	September 30, 2023	December 31, 2022
Credit Facility	$—	$339.0
Term loan	479.4	488.4
Notes (1)	337.9	—
Finance leases	16.0	15.4
Other (2)	41.9	2.9
Total debt	875.3	845.7
Less: Current maturities of long-term debt and finance leases (2)	63.0	15.8
Long-term debt	$812.3	$829.9
(1)The conversion feature discussed above did not require separate accounting. As a result a liability was recognized for the aggregate principal net of issuance costs. As of September 30, 2023 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $12.1 million. As of September 30, 2023, the fair value of the Convertible Notes is estimated to be approximately $346.0 million using the Level 2 observable input of quoted market prices in an inactive market on the last business day of the period.
(2)Includes secured borrowings of $39.1 million (EUR 37.0 million) as of September 30, 2023 for the transfer of tax receivables.
Interest Expense
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income	$3.0	$0.8	$7.0	$4.6
Interest expense and other financing costs	(31.6)	(34.7)	(102.3)	(79.4)
Interest expense and other financing costs, net	$(28.6)	$(34.0)	$(95.4)	$(74.8)

7. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Aviation	$301.0	$334.7	$826.3	$878.5
Land	6.4	3.7	18.6	58.9
Marine	1,009.5	1,341.9	3,125.6	4,017.1
Asia Pacific	1,316.9	1,680.3	3,970.5	4,954.5

Aviation	1,347.7	1,500.9	3,174.3	3,444.7
Land	725.4	1,059.4	2,512.4	3,056.1
Marine	695.9	1,017.2	1,841.0	2,979.7
EMEA	2,769.0	3,577.6	7,527.7	9,480.5

Aviation	987.7	1,211.2	3,094.8	3,493.4
Land	286.4	235.7	743.0	699.0
Marine	143.5	248.8	581.4	826.4
LATAM	1,417.6	1,695.7	4,419.2	5,018.8

Aviation	3,346.1	4,216.2	10,291.0	12,568.1
Land	3,001.9	3,622.0	8,428.8	10,807.8
Marine	428.7	544.3	1,242.3	1,777.1
North America	6,776.6	8,382.5	19,962.1	25,153.0

Other revenues (excluded from ASC 606) (1)	(34.8)	325.2	(171.9)	558.6

Total revenue	$12,245.3	$15,661.3	$35,707.6	$45,165.4
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of September 30, 2023 and December 31, 2022, the contract assets and contract liabilities recognized by the Company were not material.
8. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$10.8	$18.9	$24.8	$22.7
Effective income tax rate	23.4%	30.1%	21.9%	19.3%

Our provision for income taxes for the three months ended September 30, 2023 includes a net discrete income tax benefit of $2.7 million, of which $3.2 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of certain foreign subsidiaries and states, partially offset by a net tax expense of $0.5 million related to other worldwide adjustments. For the three months ended September 30, 2022, the provision included a net discrete income tax benefit of $1.5 million, of which $3.1 million related to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries, reduced by a net tax expense of $1.5 million related to other worldwide adjustments.
Our provision for income taxes for the nine months ended September 30, 2023 includes a net discrete income tax benefit of $8.2 million, which includes a benefit of $8.2 million related to the reversal of valuation allowances previously recorded against deferred tax assets of certain foreign subsidiaries and states, as well as other offsetting worldwide adjustments. For the nine months ended September 30, 2022, the provision included a net discrete income tax benefit of $13.3 million, of which a benefit of $9.4 million related to the reversal of valuation allowances previously recorded against the deferred tax assets of two of our foreign subsidiaries and $7.3 million related to the remeasurement of an uncertain tax position and expiration of statute of limitation periods for one of our foreign subsidiaries, reduced by a net tax expense of $3.4 million related to other worldwide tax adjustments.
Our income tax provisions for the three months ended September 30, 2023 and 2022 were calculated based on the estimated annual effective income tax rates for the 2023 and 2022 years, respectively. The actual effective income tax rate for the 2023 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have tax returns under examination in various U.S. state and foreign jurisdictions. The most material of these is in Denmark for the 2013 to 2019 tax years, where one of our subsidiaries has been under audit since 2018. Through September 30, 2023, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $13.6 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.0 million (DKK 133.8 million) and $22.0 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 or 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $25.4 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period

2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $13.3 million (BRL 66.7 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of interest and penalties. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of September 30, 2023, these reserves were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
10. Shareholders' Equity
Cash Dividends
During the nine months ended September 30, 2023, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.14 per common share representing first, second, and third quarter dividends of $8.6 million, $8.4 million, and $8.4 million, which were paid on April 21, 2023, July 10, 2023, and October 16, 2023, respectively. During the nine months ended September 30, 2022, the Board declared quarterly cash dividends of $0.12, $0.12, and $0.14 per common share representing first, second, and third quarter dividends of $7.6 million, $7.4 million, and $8.6 million, which were paid on April 8, 2022, July 1, 2022, and October 7, 2022, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	(3.3)	3.4	0.1
Amounts reclassified from accumulated other comprehensive income (loss)	—	(9.9)	(9.9)
Balance as of September 30, 2023	$(182.8)	$12.4	$(170.4)

Balance as of January 1, 2022	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(77.5)	(98.4)	(175.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	121.3	121.3
Balance as of September 30, 2022	$(211.4)	$20.2	$(191.2)

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
Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2023	2022	2023	2022
Aviation segment	$5,983.5	$7,262.0	$17,400.8	$20,116.0
Land segment	3,983.5	5,013.9	11,517.1	14,826.6
Marine segment	2,278.2	3,385.4	6,789.8	10,222.9
Total revenue	$12,245.3	$15,661.3	$35,707.6	$45,165.4

Income from operations:
Aviation segment	$58.6	$57.9	$150.7	$58.5
Land segment	31.8	22.2	82.6	88.5
Marine segment	12.4	48.1	63.0	124.0
Corporate overhead - unallocated	(29.5)	(27.9)	(83.0)	(76.6)
Total income from operations	$73.3	$100.3	$213.3	$194.4
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2023	December 31, 2022
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $7.4 and $4.9 as of September 30, 2023 and December 31, 2022, respectively	$1,402.5	$1,452.4
Land segment, net of allowance for credit losses of $6.6 and $5.8 as of September 30, 2023 and December 31, 2022, respectively	860.0	1,141.9
Marine segment, net of allowance for credit losses of $3.0 and $3.4 as of September 30, 2023 and December 31, 2022, respectively	619.7	699.8
Total accounts receivable, net	$2,882.2	$3,294.1

Total assets:
Aviation segment	$2,827.4	$3,036.2
Land segment	3,245.0	3,710.1
Marine segment	901.3	1,007.4
Corporate	509.4	410.8
Total assets	$7,483.1	$8,164.6

12. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net income attributable to World Kinect	$34.9	$42.5	$87.7	$93.2
Denominator:
Weighted average common shares for basic earnings per common share	60.3	62.0	61.7	62.5
Effect of dilutive securities (1)	0.1	0.3	0.4	0.3
Weighted average common shares for diluted earnings per common share	60.4	62.3	62.1	62.8
Basic earnings (loss) per common share	$0.58	$0.69	$1.42	$1.49
Diluted earnings (loss) per common share	$0.58	$0.68	$1.41	$1.48
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.4	1.6	1.2	1.5
(1)There was no dilutive effect of the Convertible Notes in the three and nine months ended September 30, 2023 by application of the if-converted method.

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) the conditions in the aviation, land, and marine markets and their impact on our business, (ii) our growth strategies, including the position of our land segment to gain market share, (iii) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (iv) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (v) our hedging strategy, (vi) estimates regarding the financial impact of our derivative contracts, (vii) expectations regarding inflation and its impact on us, and (viii) our role in the transition to lower carbon alternatives and the impact of our services on such transition. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, such as the current conflicts in Eastern Europe and the Middle East;
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
•the outcome of litigation and other proceedings, including the costs associated with defending any actions; and
•other risks, including those described in this 10-Q report and in Item 1A – Risk Factors in our 2022 10-K Report, together with those described from time to time in our other filings with the SEC.
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
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related service offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. As part of our business strategy, we hold inventory in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, market pricing dynamics may still negatively impact our results. In the first half of 2022, oil futures forward prices traded at significantly lower levels than then-current market prices, resulting in elevated price volatility and a severely backwardated market that negatively impacted our results. The oil futures forward pricing structure has since returned closer to historical trading and volatility levels.
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
Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. We have spent a considerable amount of time reorganizing our business to drive internal efficiencies so that we can generate relatively moderate levels of earnings in stable markets and yet remain poised to provide additional value in volatile and credit constrained markets. In 2022, our marine segment delivered exceptional results due to the market conditions arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility. The lower global oil prices and reduced market volatility experienced in 2023 have impacted our marine segment's performance and we expect the full year 2023 to be materially lower than the extraordinary results produced in 2022.
Macroeconomic Environment
After being relatively moderate in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly beginning in late 2021, primarily driven by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs in 2022 and 2023.
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
Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended September 30,
	2023	2022
Revenue	$12,245.3	$15,661.3
Cost of revenue	11,963.9	15,339.0
Gross profit	281.4	322.3
Operating expenses:
Compensation and employee benefits	132.0	141.1
General and administrative	76.1	81.7
Asset impairments	—	—
Restructuring charges	—	(0.8)
Total operating expenses	208.2	222.0
Income (loss) from operations	73.3	100.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(28.6)	(34.0)
Other income (expense), net	1.6	(3.5)
Total non-operating income (expense), net	(26.9)	(37.5)
Income (loss) before income taxes	46.3	62.8
Provision for income taxes	10.8	18.9
Net income (loss) including noncontrolling interest	35.5	43.9
Net income (loss) attributable to noncontrolling interest	0.6	1.4
Net income (loss) attributable to World Kinect	$34.9	$42.5

Basic earnings (loss) per common share	$0.58	$0.69

Diluted earnings (loss) per common share	$0.58	$0.68

Revenue. Our consolidated revenue for the three months ended September 30, 2023 was $12.2 billion, a decrease of $3.4 billion, or 22%, compared to the three months ended September 30, 2022, primarily driven by lower fuel prices across all segments as well as lower volumes in our marine segment, as discussed further below.
Gross Profit. Our gross profit for the three months ended September 30, 2023 was $281.4 million, a decrease of $40.9 million, or 13%, compared to the three months ended September 30, 2022, attributable to decreased gross profit of $40.2 million and $4.0 million in our marine and aviation segments, respectively, partially offset by increased gross profit of $3.3 million in our land segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended September 30, 2023 were $208.2 million, a decrease of $13.9 million, or 6%, compared to the three months ended September 30, 2022. The decrease in operating expenses was primarily driven by lower compensation costs and a decrease in general and administrative costs, as discussed further below.
Non-Operating Income (Expense), net. For the three months ended September 30, 2023, we had net non-operating expense of $26.9 million compared to net non-operating expense of $37.5 million for the three months ended September 30, 2022. The decrease of $10.6 million during the three months ended September 30, 2023 was primarily attributable to a $5.4 million decrease in interest expense as well as lower foreign currency losses during the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The decrease in interest expense was primarily driven by lower utilization and fees associated with sales of accounts receivable under our RPAs.
Income Taxes. For the three months ended September 30, 2023, we recognized an income tax expense of $10.8 million, compared to income tax expense of $18.9 million for the three months ended September 30, 2022. The decrease of $8.0 million was primarily attributable to a decrease in pre-tax earnings and changes in the jurisdictional mix of those earnings, as well as differences in net discrete tax items. See Note 8. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2023	2022	Change
Revenue	$5,983.5	$7,262.0	$(1,278.4)

Gross profit	$125.6	$129.6	$(4.0)
Operating expenses	67.0	71.7	(4.7)
Income (loss) from operations	$58.6	$57.9	$0.7

Operational metrics:
Aviation segment volumes (gallons)	1,920.4	1,839.6	80.8
Aviation segment average price per gallon	$2.91	$3.75	$(0.84)
Revenues in our aviation segment were $6.0 billion for the three months ended September 30, 2023, a decrease of $1.3 billion, or 18%, compared to the three months ended September 30, 2022. The decrease in revenue was driven by lower average prices, with average jet fuel price per gallon sold decreasing by 22% in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Total aviation volumes increased by 80.8 million gallons, or 4%, to 1.9 billion gallons driven primarily by growth in passenger airline demand.
Aviation segment gross profit for the three months ended September 30, 2023 was $125.6 million, a decrease of $4.0 million, or 3%, compared to the three months ended September 30, 2022. The decrease in gross profit during the three months ended September 30, 2023 as compared to the prior period was primarily attributable to lower physical inventory-related profitability when compared with the three months ended September 30, 2022 as well as a rationalization of lower-return business activity. These decreases were partially offset by higher margins driven by our focus on improving returns in a higher interest rate environment.

Income from operations in our aviation segment for the three months ended September 30, 2023 was $58.6 million, an increase of $0.7 million, or 1%, compared to the three months ended September 30, 2022. The lower gross profit discussed above was offset by a $4.7 million decrease in operating expenses primarily attributable to lower incentive compensation costs which was offset by an increase in our provision for credit losses, which returned to a more normalized level.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2023	2022	Change
Revenue	$3,983.5	$5,013.9	$(1,030.4)

Gross profit	$121.2	$117.9	$3.3
Operating expenses	89.4	95.7	(6.3)
Income (loss) from operations	$31.8	$22.2	$9.6

Operational metrics:
Land segment volumes (gallons) (1)	1,546.0	1,515.1	30.9
Land segment average price per gallon	$2.58	$3.31	$(0.73)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $4.0 billion for the three months ended September 30, 2023, a decrease of $1.0 billion, or 21%, compared to the three months ended September 30, 2022. The decrease in revenue was principally driven by lower average fuel prices, with average fuel prices decreasing by 22% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Total volumes increased by 30.9 million, or 2%, to 1.5 billion gallons or gallon equivalents in the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven by increased activity in our natural gas and power business, partially offset by lower activity in our core fuel business in North America.
Our land segment gross profit for the three months ended September 30, 2023 was $121.2 million, an increase of $3.3 million, or 3%, compared to the three months ended September 30, 2022. The increase in gross profit was primarily driven by continued growth in our sustainability-related offerings, partially offset by our core fuel business in North America, which benefited from significant price volatility in the first half of 2022.
In our land segment, income from operations for the three months ended September 30, 2023 was $31.8 million, an increase of $9.6 million, or 43%, compared to the three months ended September 30, 2022. In addition to the increase in gross profit discussed above, income from operations benefited from a decrease in operating expenses principally related to lower general and administrative costs.

Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended September 30,
	2023	2022	Change
Revenue	$2,278.2	$3,385.4	$(1,107.2)

Gross profit	$34.6	$74.8	$(40.2)
Operating expenses	22.2	26.7	(4.5)
Income (loss) from operations	$12.4	$48.1	$(35.7)

Operational metrics:
Marine segment volumes (metric tons)	4.1	4.8	(0.8)
Marine segment average price per metric ton	$562.18	$701.14	$(138.96)
Revenues in our marine segment were $2.3 billion for the three months ended September 30, 2023, a decrease of $1.1 billion, or 33%, compared to the three months ended September 30, 2022. The decrease in revenue was principally driven by a 20% decrease in the average price per metric ton of bunker fuel sold in the three months ended September 30, 2023 compared to the three months ended September 30, 2022. In addition, total volume decreased by 0.8 million metric tons, or 16%, to 4.1 million metric tons for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to reduced demand in our resale businesses.
Marine segment gross profit for the three months ended September 30, 2023 was $34.6 million, a decrease of $40.2 million, or 54%, compared to the three months ended September 30, 2022 principally due to record bunker fuel prices and significant market volatility during the three months ended September 30, 2022 as well as increased competition, together with softening demand driven by changes in the global macroeconomic environment during the three months ended September 30, 2023.
Our marine segment income from operations for the three months ended September 30, 2023 was $12.4 million, a decrease of $35.7 million, or 74%, compared to the three months ended September 30, 2022, primarily due to the decrease in gross profit partially offset by a $4.5 million decrease in operating expenses, largely driven by lower incentive compensation costs compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2023	2022
Revenue	$35,707.6	$45,165.4
Cost of revenue	34,881.8	44,358.7
Gross profit	825.8	806.7
Operating expenses:
Compensation and employee benefits	376.3	374.3
General and administrative	235.9	238.8
Asset impairments	0.3	—
Restructuring charges	—	(0.8)
Total operating expenses	612.5	612.3
Income (loss) from operations	213.3	194.4
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(95.4)	(74.8)
Other income (expense), net	(4.7)	(1.9)
Total non-operating income (expense), net	(100.0)	(76.7)
Income (loss) before income taxes	113.3	117.7
Provision for income taxes	24.8	22.7
Net income (loss) including noncontrolling interest	88.5	95.0
Net income (loss) attributable to noncontrolling interest	0.9	1.8
Net income (loss) attributable to World Kinect	$87.7	$93.2

Basic earnings (loss) per common share	$1.42	$1.49

Diluted earnings (loss) per common share	$1.41	$1.48
Revenue. Our consolidated revenue for the nine months ended September 30, 2023 was $35.7 billion, a decrease of $9.5 billion, or 21%, compared to the nine months ended September 30, 2022, primarily driven by lower fuel prices across all segments as well as lower volumes in our marine segment, as discussed further below.
Gross Profit. Our gross profit for the nine months ended September 30, 2023 was $825.8 million, an increase of $19.1 million, or 2%, compared to the nine months ended September 30, 2022, attributable to increased gross profit of $107.8 million in our aviation segment, partially offset by decreased gross profit of $71.4 million and $17.3 million in our marine and land segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the nine months ended September 30, 2023 were $612.5 million, an increase of $0.2 million compared to the nine months ended September 30, 2022. Higher compensation costs during the nine months ended September 30, 2023 were offset by a decrease in general and administrative costs, as discussed further below.
Non-Operating Income (Expense), net. For the nine months ended September 30, 2023, we had net non-operating expense of $100.0 million compared to net non-operating expense of $76.7 million the nine months ended September 30, 2022. The increase of $23.3 million was primarily attributable to an increase in interest expense driven by higher interest rates.
Income Taxes. For the nine months ended September 30, 2023, we recognized income tax expense of $24.8 million, compared to $22.7 million for the nine months ended September 30, 2022. The increase of $2.1 million was primarily attributable to differences in net discrete tax items, as well as changes in the jurisdictional mix of our pre-tax earnings. See Note 8. Income Taxes for additional information.

Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2023	2022	Change
Revenue	$17,400.8	$20,116.0	$(2,715.2)

Gross profit	$354.4	$246.6	$107.8
Operating expenses	203.7	188.1	15.6
Income (loss) from operations	$150.7	$58.5	$92.2

Operational metrics:
Aviation segment volumes (gallons)	5,544.1	5,326.2	217.9
Aviation segment average price per gallon	$2.93	$3.65	$(0.71)
Revenues in our aviation segment were $17.4 billion for the nine months ended September 30, 2023, a decrease of $2.7 billion, or 13%, compared to the nine months ended September 30, 2022. The decrease in revenue was driven by lower average prices, partially offset by increased volume. Average jet fuel price per gallon sold decreased by 19% in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Total aviation volumes increased by 217.9 million gallons, or 4%, to 5.5 billion gallons, driven largely by growth in passenger airline demand.
Our aviation segment gross profit for the nine months ended September 30, 2023 was $354.4 million, an increase of $107.8 million, or 44%, compared to the nine months ended September 30, 2022. The increase in gross profit during the nine months ended September 30, 2023 compared to the prior period was primarily attributable to the impact of significant inventory losses arising from the extreme backwardation and price volatility experienced during the nine months ended September 30, 2022.
Income from operations in our aviation segment for the nine months ended September 30, 2023 was $150.7 million, an increase of $92.2 million compared to the nine months ended September 30, 2022. The increase in gross profit discussed above was partially offset by a $15.6 million increase in operating expenses primarily driven by higher headcount-related compensation costs and general and administrative expenses to support the increased level of operating activity.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2023	2022	Change
Revenue	$11,517.1	$14,826.6	$(3,309.5)

Gross profit	$342.8	$360.1	$(17.3)
Operating expenses	260.2	271.6	(11.4)
Income (loss) from operations	$82.6	$88.5	$(5.9)

Operational metrics:
Land segment volumes (gallons) (1)	4,618.3	4,629.4	(11.2)
Land segment average price per gallon	$2.49	$3.20	$(0.71)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $11.5 billion for the nine months ended September 30, 2023, a decrease of $3.3 billion, or 22%, compared to the nine months ended September 30, 2022. The decrease in revenue was principally driven by lower average fuel prices, with average fuel prices decreasing by 22% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Our land segment gross profit for the nine months ended September 30, 2023 was $342.8 million, a decrease of $17.3 million, or 5%, compared to the nine months ended September 30, 2022. The decrease in gross profit was primarily attributable to extreme weather conditions experienced in our core fuel business in North America in early 2023, as well as lower profitability from our U.K. business, which benefited from significant price volatility in the first half of 2022. These decreases were partially offset by improved performance in our natural gas, power, and sustainability-related offerings.
In our land segment, income from operations for the nine months ended September 30, 2023 was $82.6 million, a decrease of $5.9 million, or 7%, compared to the nine months ended September 30, 2022. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower general and administrative costs.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Nine Months Ended September 30,
	2023	2022	Change
Revenue	$6,789.8	$10,222.9	$(3,433.1)

Gross profit	$128.6	$200.0	$(71.4)
Operating expenses	65.7	76.0	(10.3)
Income (loss) from operations	$63.0	$124.0	$(61.0)

Operational metrics:
Marine segment volumes (metric tons)	12.5	14.4	(1.9)
Marine segment average price per metric ton	$541.38	$709.99	$(168.62)
Revenues in our marine segment were $6.8 billion for the nine months ended September 30, 2023, a decrease of $3.4 billion, or 34%, compared to the nine months ended September 30, 2022. The decrease in revenue was principally driven by a decrease of 24% in the average price per metric ton of bunker fuel sold in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. In addition, total volume decreased by 1.9 million metric tons, or 13%, to 12.5 million metric tons in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to reduced demand in our resale businesses.
Our marine segment gross profit for the nine months ended September 30, 2023 was $128.6 million, a decrease of $71.4 million, or 36%, compared to the nine months ended September 30, 2022 principally driven by increased competition resulting from lower bunker fuel prices, together with softening demand driven by changes in the global macroeconomic environment.
Our marine segment income from operations for the nine months ended September 30, 2023 was $63.0 million, a decrease of $61.0 million, or 49%, compared to the nine months ended September 30, 2022, primarily due to the decrease in gross profit, partially offset by a $10.3 million decrease in operating expenses, largely driven by lower incentive compensation costs compared to the three months ended September 30, 2022.
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

Based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2023 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
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

Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2022 to September 30, 2023. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2023 and 2022 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended September 30,
	2023	2022
Net cash provided by (used in) operating activities	$266.8	$229.3
Net cash provided by (used in) investing activities	(77.4)	(699.2)
Net cash provided by (used in) financing activities	(140.4)	115.0
Operating Activities. For the nine months ended September 30, 2023, net cash provided by operating activities was $266.8 million, compared to $229.3 million net cash provided during the nine months ended September 30, 2022. The $37.5 million increase in operating cash flows was principally due to lower average fuel prices compared to the prior year, which reduced our cost of inventory; the decrease of our accounts receivable and accounts payable (net of activity under our RPA programs, as discussed under "Sources of Liquidity and Factors Impacting Our Liquidity" above) largely driven by the rationalization of lower-return business within our aviation segment and the reduction of average fuel prices; and cash provided by our derivative activities. These increases were offset by a decrease in our net income (see "Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items, as well as a decrease in customer prepayments.
Investing Activities. For the nine months ended September 30, 2023, net cash used in investing activities was $77.4 million, compared to net cash used of $699.2 million during the nine months ended September 30, 2022. The net cash used in investing activities for the nine months ended September 30, 2023 was primarily driven by capital expenditures of $67.9 million. Net cash used in investing activities for the nine months ended September 30, 2022 was principally driven by $641.7 million net cash paid for the acquisition of Flyers, as discussed in Note 3. Acquisitions, and $56.2 million for capital expenditures.
Financing Activities. For the nine months ended September 30, 2023, net cash used in financing activities was $140.4 million compared to net cash provided of $115.0 million for the nine months ended September 30, 2022. The net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to net borrowings of $38.7 million, driven by $350.0 million proceeds from the issuance of the Convertible Notes and $40.3 million proceeds from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 6. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $345.3 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $11.9 million for debt issuance costs, and received $40.0 million from the sale of warrants. In addition, net cash used in financing activities includes payments of deferred consideration related to prior acquisitions of $62.9 million, repurchases of common stock of $50.0 million, and dividend payments of $25.7 million. Net cash provided by financing activities for the nine months ended September 30, 2022 was primarily attributable to net borrowings under our Credit Facility of $199.4 million, primarily driven by incremental borrowings related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock, dividend payments of $22.4 million, and payments for deferred consideration related to prior acquisitions of $10.0 million.
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
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of September 30, 2023, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks. Management also considered the volatility in the Company's market capitalization and evaluated the potential impact that this volatility may have on the estimated fair value of our reporting units.
Based on the assessments performed, and supported by the available information as of September 30, 2023, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
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
For information about our derivative instruments at their respective fair value positions as of September 30, 2023, see Note 4. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2023.
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
In addition, Item 103 of Regulation S-K promulgated by the SEC requires disclosure of certain environmental matters when a governmental authority is a party to the proceedings and such proceedings involve potential monetary sanctions, unless we reasonably believe that the matter will result in no monetary sanctions, or in monetary sanctions, exclusive of interest and costs, of less than a specified threshold. We have elected to use a threshold of $1 million for purposes of determining whether the disclosure of any such environmental proceeding is required.
We are not currently a party to any claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. See Note 9. Commitments and Contingencies for additional information.
Item 1A. Risk Factors
The risk factor set forth below supplements the risk factors previously disclosed under Part I, Item 1A – Risk Factors of our 2022 10-K Report.
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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In March 2020, the Company's Board of Directors approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of September 30, 2023, approximately $147.1 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors. We did not repurchase any shares during the third quarter of 2023.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2023	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer