Form 10-K
period 2023-12-31
WORLD KINECT CORP
filed 2024-02-23
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1.213 billion.
As of February 16, 2024, the registrant had approximately 59,847,807 shares of outstanding common stock, par value $0.01 per share.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2024 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2023 10-K Report") as "World Kinect," "we," "our," and "us."
In June 2023, the Company changed its name from World Fuel Services Corporation to World Kinect Corporation. We believe our new name reflects our ongoing transformation into a more resilient, diversified energy and solutions provider. Since the name change, our common stock is listed on the New York Stock Exchange under our new name as well as our new ticker symbol, "WKC."
We are a global energy management company offering fulfillment and related services to more than 150,000 customers across the aviation, marine, and land-based transportation sectors. We also supply natural gas and power in the United States and Europe along with a growing suite of other sustainability-related products and services.
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
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 N.W. 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is https://www.world-kinect.com and the investor relations section of our website is located at https://ir.worldkinect.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct ("Code of Conduct"), Board of Directors’ committee charters and Corporate Governance Principles. Our website and information contained on our website are not part of this 2023 10-K Report and are not incorporated by reference in this 2023 10-K Report.
A reference to a "Note" herein refers to the accompanying Notes to the Consolidated Financial Statements within Part IV. Item 15. – Notes to the Consolidated Financial Statements included in this 2023 10-K Report.
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
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low-cost carriers, airports, fixed-based operators, corporate fleets, charter and fractional operators, and private aircraft. Our aviation-related service offerings include fuel management, price risk management, ground handling, 24/7 global dispatch services, and trip planning services, including flight planning and scheduling, weather reports and overflight permits. We also supply fuel and provide services to U.S. and foreign government and military customers. In addition, we offer payment and processing services, as well as operate a web-based marketplace platform that facilitates aircraft charter arrangements.
Given that fuel is a major component of an aircraft’s operating costs, our customers require cost-effective and professional fuel services. We have developed an extensive network of on-airport fueling operations and third-party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offerings combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in locations worldwide.
We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility located at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped, typically via pipelines or trucks, and held at multiple locations in order to meet the needs of our customers. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or government-controlled prices. Additionally, we have been taking actions designed to increase the availability of renewable and lower-carbon fuels such as sustainable aviation fuel ("SAF") and are working to expand and develop our supply chain to meet customer demand.
Land Segment
In our land segment, we primarily offer fuel, lubricants, heating oil, and related products and services to commercial, industrial, residential and government customers, as well as retail petroleum operators. We provide energy advisory services, sustainability solutions, as well as supply fulfillment for natural gas and power. We primarily conduct these activities throughout most of the U.S. as well as parts of the United Kingdom ("U.K.") and Brazil. We continue to focus on supporting the energy transition through various initiatives and expanding our sustainability offerings, including renewable fuel products, and carbon management and renewable energy solutions, such as renewable diesel (also known as hydrotreated vegetable oil or "HVO"), biodiesel, and renewable natural gas (biogas). We are continuing to invest in talent in this area, which we believe will help accelerate growth in these activities. We believe our land segment is well-positioned to continue growing market share, both organically and through leveraging the capabilities of our acquisitions, including Flyers Energy Group, LLC ("Flyers"), which we acquired in January 2022, serving to further enhance our business to deliver value-added solutions to our land fuel customers.
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
Marine Segment
Through our extensive network, we market fuel, lubricants, and related products and services to a broad base of marine customers, including international container, dry bulk and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers. We provide our customers with real-time global market intelligence and rapid access to quality and competitively priced marine fuel 24 hours a day, every day of the year. Our marine fuel-related services include management services for the procurement of fuel, cost control through the use of price risk management offerings, quality control and claims management. We have also sought to take a leading role in developing a sustainable marine fuel supply chain. Through collaboration with suppliers, customers and other industry participants, we are actively working to create near-term solutions and identify lower carbon alternatives that will enable the acceleration of the energy transition in the maritime industry.

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
Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms that compete with us in a particular line of business. In our fuel distribution activities, we compete with major oil companies that market fuel and other energy products directly to large commercial airlines, shipping companies, petroleum distributors operating in the land transportation market, fuel resellers and other commercial and industrial customers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete within those markets.
Seasonality
Our operating results can be subject to seasonal variability. Our seasonality may result from numerous factors, including demand changes related to seasonal travel and weather patterns. Our results for the second and third quarters of the year have historically been stronger for our aviation segment and our results for the fourth and first quarters of the year have historically been stronger for our land segment.
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
Climate Change and Sustainability
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
Regulatory requirements related to ESG or sustainability reporting have been adopted and may continue to be introduced in various jurisdictions. For example, the EU Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and certain non-EU entities. In October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require large public and private companies that do business within the state to disclose their Scopes 1, 2 and 3 greenhouse gas ("GHG") emissions, with third party assurance of GHG emissions information for certain entities, and issue public reports on their climate-related financial risk and related mitigation measures. In 2023, California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosure around the achievement of such claims. We expect regulatory disclosure requirements related to ESG matters to continue to expand globally.
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

Other Regulations
As a global organization with customers and operations around the world, we are subject to an often complicated, multi-jurisdictional matrix of laws and regulations that govern international trade, including laws relating to anti-corruption, anti-money-laundering, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws and regulations are administered by, among others, the U.S. Department of Justice, Department of State, SEC, Internal Revenue Service, U.S Department of Commerce and U.S. Department of the Treasury, as well as the counterparts of these agencies in foreign countries. As a result of the military conflict in Eastern Europe, countries in which we operate have imposed sanctions on Russia and other individuals and entities with connections to the Russian state. These sanctions continue to evolve and have become significantly more stringent over time. Violations of these sanctions can result in significant penalties and civil and criminal liabilities.
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
Due to the complex and technical nature of many of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. See Item 1A. – Risk Factors for additional information regarding the impacts of government regulation on our business.
Human Capital Resources
At World Kinect, we believe that our people's passion and expertise are what differentiates us and investing in our people is a top priority. Our comprehensive approach to serving our workforce includes our commitment to promoting a diverse and inclusive environment, as well as focusing on our employees' growth and development, health and safety, and overall well-being. The following charts provide information about our global workforce as of December 31, 2023:

TOTAL GLOBAL WORKFORCE:
5,289

Asia / Pacific, 4%
Europe, Middle East & Africa, 33%
North America, 51%
Latin America, 12%

Health and Safety
As a global energy management company, we are committed to doing the right thing in all that we do. We continually seek to minimize the impact of our operations and ensure the health and safety of our employees, contractors, customers, suppliers and the communities in which we operate. We are committed to playing a leading role in promoting best practices within the transportation industry and are closely involved in developing, setting, and maintaining health, safety and environment ("HSE") industry standards. We have established a set of "Rules to Live By" to help strengthen our existing Integrated Management System and drive appropriate safety behaviors and practices that we believe are vital to preventing workplace incidents. These rules are designed to ensure we execute our operations safely and securely for all our stakeholders.
We have developed what we believe to be a comprehensive process designed to identify, assess and manage HSE risks in our operations. We set targets for performance improvements, regularly measure, audit and report on our performance, and investigate near misses and incidents to determine root causes to prevent similar incidents from occurring in the future. We also expect our contractors to manage HSE matters in line with our policies and strive to maintain an open dialogue with our stakeholders and within the communities where we operate.
Diversity, Equity and Inclusion
We place a high degree of focus on growth in position and career enhancement paths for our employees by providing professional development opportunities and cultivating a diverse talent pool. In this regard, we are working on increasing transparency across our company, particularly around our talent recruitment, development and retention efforts, as well as our diversity, equity and inclusion initiatives. These initiatives include providing unconscious bias training to our managers, promoting diverse interview panels in our recruiting process and actively participating in veteran programs that provide employment opportunities and educational support to military veterans and their families.
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
We are also committed to supporting the health and well-being of our employees and their families, as we believe that the key to successful business operations is a healthy and competent workforce. We have identified a strong connection between employee well-being and the safety of business operations. Accordingly, we are devoted to supporting employee well-being in all dimensions, which goes beyond their physical well-being and includes support for emotional, financial and social well-being. It is a holistic approach intended to provide support and resources that empower our employees and their families to embrace a healthy lifestyle. We have launched various programs designed to build a global culture that promotes and celebrates employee health and well-being in our locations around the world. The goal of these programs is to integrate employee health and well-being into the World Kinect culture through fun and educational events, webinars, activities and fitness challenges.
Community Engagement
As a global company, we are focused on creating a positive impact, encouraging our employees to support the communities in which they live, and engaging with and supporting charities in all aspects of society. We believe that fostering sustainable growth is about conducting our business in a manner that promotes a healthy environment and strengthens the local communities where we operate.
Forward-Looking Statements
This 2023 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 2023 10-K Report includes forward-looking statements regarding (i) expectations regarding inflation and its impact on us, (ii) the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our growth strategies, including the position of our land segment to gain market share, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy, (vii)

estimates regarding the financial impact of our derivative and other trading contracts and (viii) estimated savings arising out of various cost reduction efforts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•changes in the market prices of energy or commodities or extremely high or low fuel prices that continue for an extended period of time;
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
•changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations, including the U.K.'s exit from the E.U.;
•our ability to comply with U.S. and international laws and regulations, including those related to anti-corruption, economic sanction programs and environmental matters;
•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and
•other risks, including those described in Item 1A. – Risk Factors in this 2023 10-K Report and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2023 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act, as amended.
Item 1A. Risk Factors
You should carefully consider each of the following risks and all the other information contained in this 2023 10-K Report in evaluating us and our common stock. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common stock could decline. We have in the past been adversely affected by certain of, and may in the future be affected by, these risks. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.
Strategic & Operational Risks
We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable.
Our success in attracting customers has been partly due to our willingness to extend credit on an unsecured basis to customers instead of requiring prepayment, letters of credit or other forms of credit support. Even in cases where we do obtain credit enhancements, such as guarantees, offset rights, collateral or other forms of security, such rights may not be sufficient to ensure amounts owed to us are fully collectible. Furthermore, our credit risk is concentrated in the aviation, land and marine transportation industries, which exposes us to greater risk when there are global impacts to these industries.

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
Our efforts to manage our credit exposure and respond to changes in our customers' financial condition and other macroeconomic events may not be sufficient to mitigate these risks. Substantial credit losses could have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Changes in the market prices of energy and commodities may have a material adverse effect on our business.
Energy and commodity prices are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for petroleum products; oil and gas production levels set and maintained by the Organization of Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the ongoing military conflicts in Eastern Europe and the Middle East, threatened or actual acts of terrorism, war or civil unrest; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters.
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
We may also experience negative results in volatile market pricing environments experiencing severe disruption. For example, in the first six months of 2022, our aviation segment was significantly and adversely affected by severe backwardation, a market condition in which oil futures forward prices trade at lower levels than the current market price. Our efforts to limit our exposure to this type of market risk may not be fully effective in the future.
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
Conditions and events affecting the aviation, marine and land transportation industries can affect our business.
Our business is focused on the marketing of energy and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles and other global events. Weak economic conditions that have a negative impact on our customers' business may, in turn, have an adverse effect on our business. Additionally, our business and that of our customers can be adversely impacted by political instability, terrorist activities, piracy, military action, transportation, terminal or pipeline capacity constraints, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Certain of our customers are affected by variations in demand for business and leisure travel. Business travel can be impacted by increased use of conferencing and collaboration technology, increased remote work and cost-driven business travel limitations, while leisure travel demand can be impacted by reductions in consumer discretionary income and other economic factors. Our customers may also choose to reduce the amount of fuel they consume in their operations. For example, our customers in the shipping industry may elect to sail their vessels at reduced speeds, known as "slow steaming," to conserve fuel and reduce emissions. Additionally, political or governmental developments or other global health concerns or crises in the countries in which we or our customers operate, could also result in further social, economic or labor instability. Further, personnel or other shortages can impact our customers’ ability to meet demand, which may in turn adversely affect their demand for our fuel products. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
Our business may also be adversely affected by consolidation in the aviation, land or marine transportation industries, which may reduce the number of customers that purchase our products and services. Larger shipping companies and airlines often have greater leverage and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increases the risk of disintermediation.
Our operations are subject to business interruptions and casualty losses.
Our operations are subject to business interruptions and casualty losses, such as fires, floods and other catastrophic incidents or events; vehicle collisions, injuries and loss of life; spills, discharges, contaminations and other releases; severe damage and destruction of property and equipment; and loss of product and business interruption.
Any of the foregoing can result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties or the properties of others. The occurrence of any of these events could also damage our reputation, which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these types of contingencies, our failure to timely or properly implement these plans could exacerbate the impact on the business. Certain losses may exceed our insurance coverage limits or be outside the scope of our coverage. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would likely be adversely affected.
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
We rely heavily on the proper functioning and availability of both internal and third-party information technology systems, including network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. Cybersecurity incidents may arise from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, to individual attempts to gain unauthorized access to these information systems, to sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may target us directly or indirectly through our customers, suppliers or third-party service providers.
Cybersecurity attacks are increasing in number, attackers are increasingly organized and well-financed, and at times supported by state-sponsored actors, and attacks often target critical infrastructure. Cybersecurity incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cybersecurity incidents can also affect third-party networks outside of our control that are required to operate trading platforms, pipelines, and other infrastructure we rely on to conduct our business. For example, in 2021, Colonial Pipeline Company temporarily shut down its pipeline system following a ransomware attack on its systems. While this shutdown did not have a material adverse impact on us or our operations, future cyberattacks affecting pipelines or other critical fuel delivery infrastructure could significantly impact our ability to procure supply or deliver our fuel products to customers.
Our reliance on email transmissions over public networks also exposes us to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, due to risks associated with social engineering (e.g., phishing and impersonation), fraud and email scams. External parties may attempt to fraudulently induce employees, customers, suppliers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. We may also face increased cybersecurity risk for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards.
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
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management that we use to mitigate cybersecurity threats may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. We and our third party providers have experienced, and expect to continue to experience, cybersecurity incidents. To our knowledge, we have not experienced any material losses relating to cybersecurity attacks. However, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect us from certain losses arising as a result of cybersecurity incidents, but this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents. Any of the adverse effects described above could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to significant remediation costs, litigation or regulatory actions, fines and penalties, or otherwise have a material adverse effect on our cash flows, financial condition or results of operations.
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

We are exposed to various risks in connection with trading activities and our use of derivatives, which could have a material adverse effect on our results of operations.
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
In addition, derivative and other trading transactions, including our energy trading transactions, are subject to employee and system risks. For example, our employees may fail to comply with our policies and procedures, may engage in unauthorized trading activity, may fail to comply with our internal limits on exposure or any applicable statutory or regulatory requirements, or may otherwise make errors in connection with the trading process. These and other risks may result in substantial losses. For example, as previously disclosed in a Form 8-K filed with the SEC on November 27, 2023, in November 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million. See Note 11. Commitments and Contingencies for additional information.
Furthermore, the enforceability of our transactions may depend on our compliance with applicable statutory, commodity and other regulatory requirements, which if violated could lead to our derivative transaction being voided, as well as penalties and fines. The impact of any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We may be unable to successfully integrate our acquisitions or fully realize the anticipated benefits of our acquisitions and other strategic transactions.
As part of our business strategy, we may pursue acquisition and other strategic transactions. The integration of acquired businesses with our existing business can be complex, costly and time-consuming. We have incurred, and expect to continue incurring, expenses related to the integration of businesses we acquire. The success of our acquisitions depends on our ability to successfully combine our existing business with acquired businesses and realize the anticipated benefits from such acquisitions, including synergies, cost savings, earnings growth, and operational efficiencies.
Acquiring and integrating businesses may place a strain on our management, operational and financial resources, and expose us to additional risks and unexpected expenses, some of which we have experienced in the past and which we may experience in the future, including:
•increased operating costs and difficulties in efficiently integrating the operations, financial reporting, IT systems, technology, and personnel of acquired businesses or of new business operations;
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
Our sales to government customers subject us to additional risks.
We supply fuel and provide equipment and services to U.S. and foreign government and military customers. Government sales can be materially impacted by factors such as administration policy changes, supply disruptions, inventory shortages and other logistical difficulties that can arise when conducting business in areas with active military conflicts, natural disasters or other severe circumstances. Moreover, there can be a risk of serious injury or loss of life for our employees or subcontractors when operating in high-risk locations. We may therefore incur substantial operating costs as a result of, among other things, hostility-related product losses, utilizing alternate supply routes or increased security requirements, particularly where our facilities are likely to be subject to terrorist activity or extreme weather-related impacts.
In addition, complying with government contracting rules and regulations is complex and government customers routinely audit contractors to review performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could also subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. – Business of this 2023 10-K Report for additional details regarding applicable laws and regulations.
Some of our workforce is unionized, and we may face labor disruptions and cost increases that adversely affect our business.
Some of our employees, including many of our drivers that transport fuel products, are represented by labor unions under collective bargaining agreements. Additional unionization of our workforce, wage negotiations with unions or renegotiation of collective bargaining agreements may result in increased labor costs or other terms that are less favorable to us, or a strike or work stoppage. Any strike, work stoppage or other dispute with unions representing our employees (or representing employees of third parties who provide us services or operate assets or upon which we otherwise rely to distribute products or deliver services) could have a material adverse effect on our results of operations and cash flows. Our customers may also experience strikes or other labor disputes that could reduce their demand for our products and services or their ability to pay for products and services already provided.
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
•changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations, including, for example, the U.K.'s exit from the E.U., which can increase costs and lead to legal uncertainties and potentially divergent national laws and regulations with regard to tax, licensing and other regulatory rights and obligations; and
•terrorism, war, civil unrest, natural disasters and other severe weather-related events.
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

Certain of the agreements governing our credit arrangements impose certain operating and/or financial covenants on us, which, among other things, restrict our ability to pay dividends or make certain other restricted payments, incur additional debt, create liens and sell a material amount of assets. Our failure or inability to comply with these requirements, including financial ratios or other covenants, could limit the availability under our Credit Facility or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is subject to seasonal variability, which can cause our financial results to fluctuate and can adversely affect the market price of our shares.
Our operating results can be subject to seasonal variability. Seasonality results from numerous factors, including demand changes related to seasonal travel and weather patterns. As such, our results for the second and third quarters of the year have historically been stronger for our aviation segment and our results for the fourth and first quarters of the year have historically been stronger for our land segment. However, extreme or unseasonable weather conditions can affect seasonal demand patterns and the prices of the products we sell, which can in turn adversely impact our results of operations.
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
Inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs in 2022 and 2023. A significant or prolonged period of high inflation, particularly when combined with rising interest rates due to actions taken by governments to attempt to control inflation, could adversely impact our results if costs, including employee compensation driven by competitive job market conditions, were to increase at a rate greater than the increase in the revenues we generate. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period. For additional information on the effects of inflation on our business, see Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In addition to competing with resellers, we also compete with the major oil producers that market fuel and other energy products directly to large commercial airlines, shipping companies, petroleum distributors operating in the land transportation market, fuel resellers, and other commercial and industrial customers. In recent years, a lower fuel price environment caused many major oil companies to remain in or re-enter the downstream markets. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to increase their direct marketing to our customers to compete with us or provide less advantageous price and credit terms to us than to our other competitors.
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
Climate change continues to attract considerable public and scientific attention in the U.S. and in foreign countries. As a result, numerous proposals have been adopted and will likely continue to be made at various levels of governments globally to monitor and limit GHG emissions, reduce the use of hydrocarbon-based fuels or require substantial additional and costly disclosure relating to emissions. These include the adoption of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.
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
Our effective tax rate is subject to significant variation due to numerous factors, including variability in our pre-tax and taxable income and loss, changes to our corporate structure, changes in the mix of earnings in countries with differing statutory tax rates, foreign currency fluctuations, intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, and the applicability of tax concessions. For example, we have benefited from an income tax concession in Singapore since 2008, which reduces the income tax rate on qualified sales and derivative gains and losses. We renewed the concession for an additional five-year period beginning January 1, 2023. The concession remains conditioned upon our meeting certain employment and investment thresholds which, if not met, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. Our effective tax rate can be volatile based on the amount of pre-tax income or loss. For example, the impact of discrete items and non-deductible expenses on our effective tax rate is greater when our pre-tax income is lower.
Tax rates in the various jurisdictions in which we and our subsidiaries are organized and conduct operations may also change significantly because of political or economic factors beyond our control. Ongoing developments regarding the projects by the Organisation for Economic Co-operation and Development ("OECD") including global minimum tax and other initiatives, could adversely affect our worldwide effective tax rate. Countries have begun the process to introduce the OECD model rules on a global minimum tax and other OECD initiatives into their tax regimes. The extent to which countries in which we operate adopt and implement these rules and actions could have a material adverse impact on our income tax expense, effective tax rate, financial condition, and results of operations and cash flows. We are continuing to review and evaluate the potential impact of these rules as additional guidance and clarification becomes available.
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
In addition, various governmental authorities, as well as voluntary sustainability initiatives and organizations, have promulgated different environmental and social responsibility laws, regulations, policies, and initiatives, which are under active development, can be unpredictable and conflicting, and may change rapidly in future periods. For example, the EU Corporate Sustainability Reporting Directive became effective in 2023 and applies to both EU and certain non-EU entities. In October 2023, California enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require large public and private companies that do business within the state to disclose their Scopes 1, 2 and 3 greenhouse gas ("GHG") emissions, with third party assurance of GHG emissions information for certain entities, and issue public reports on their climate-related financial risk and related mitigation measures. In 2023, California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. Unfavorable ratings under or non-compliance with these evolving laws, standards and benchmarks could adversely impact our reputation, business, stock price or access to capital. Non-compliance with any applicable laws, regulations or standards may also result in potential cost increases, litigation, fines, penalties, sales restrictions or loss of customers.
Our business is subject to extensive laws and regulations, including environmental protection, health and safety, that can result in material costs and liabilities.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state/provincial and local government levels in the countries in which we operate. See Part I. Item 1. – Business for additional information about laws and regulations applicable to our business. Laws and regulations relating to environmental protection and occupational safety and health can be particularly complex and can impose strict liability on us for remediation of spills and releases of oil and hazardous substances without regard to whether we were negligent or at fault. Violations of these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, fines, injunctions, or the suspension or termination of our operations at an affected area. We may also be held responsible for remediation costs for natural resource damages as well as third-party damages. In our marine segment, we utilize fuel delivery barges and store refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of where a spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
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
We have access to sensitive, confidential or personal data from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which is subject to privacy, security or residency laws, regulations and customer-imposed controls. In the ordinary course of business, we collect, retain, process, and transmit such data across national boundaries. Despite our efforts to properly handle and protect this information in compliance with such requirements, our facilities and systems and those of our third-party service providers may be vulnerable to security breaches, theft, misplaced or lost data, and programming, procedural or human errors that may lead to such information being compromised or handled improperly.
There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the European Union ("E.U."), Australia, Brazil and other countries where we have operations and customers, could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.'s General Data Protection Regulation imposes strict rules on handling personal data related to the E.U. and imposes significant sanctions for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act grants certain rights to California residents with respect to their personal data and requires that companies take or refrain from taking certain actions. Several other U.S. states have enacted similar data privacy legislation that has gone into effect in 2023, and additional states have passed or are considering additional privacy laws that are expected to take effect in the near future.
Our failure to adequately comply with these requirements could lead to substantial fines, penalties, third-party liability, remediation costs, potential cancellation of existing contracts and the inability to compete for future business. Any significant breach of data privacy-related regulations or related customer requirements could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
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
International trade controls, including economic sanctions such as those administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC") or the U.K.'s HM Treasury, export controls and anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex, may conflict with each other, are continually changing and may be adopted quickly. For example, as a result of the military conflict in Eastern Europe, the U.S., the E.U., the U.K. and other countries in which we operate have imposed sanctions on Russia and certain other individuals and entities with connections to the Russian state.
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
General Risks
We face various risks related to pandemics, epidemics and other outbreaks of infectious disease, which may adversely affect our business, results of operations and financial condition.
We face a wide variety of risks related to pandemics, epidemics and other outbreaks of infectious diseases, which have in the past contributed to business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. Public health crises, such as the COVID-19 pandemic, have impacted our operations directly and may in the future impact us directly, or may disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition.
To the extent that a pandemic, epidemic or other outbreak of infectious disease adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating many of the other risks discussed in this 2023 10-K Report or any of our other periodic reports, which could have a material adverse effect on us and our results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity and Data Privacy
Our commitment to cybersecurity risk management and sound governance of cybersecurity and other information security-related risks is reflected at the highest levels of our company. This commitment begins with our Board of Directors, which plays a key role in providing oversight of our business practices and related risks, while remaining informed as we evolve and new risks emerge over time.

Governance – Roles of our Board of Directors and Management
Our Board has delegated both the Audit Committee and Technology & Operations Committee with responsibility for monitoring and oversight of the information technology and cybersecurity components of our risk assessment and risk management programs. The independent directors comprising our Audit Committee and our Technology & Operations Committee:
•regularly review our cybersecurity and related information technology risks, controls and procedures, including data protection and privacy and our plans to mitigate cybersecurity risks and to respond to data breaches;
•provide expertise and insight regarding technology and operations systems and processes that relate to or affect our internal control systems, information security, data protection and privacy, fraud and cybersecurity risks; and
•assist management in developing our risk management methodologies and the steps taken to identify, monitor and control such exposures.
Our Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO") are responsible for our company’s overall information security activities and cyber risk programs. Our CISO reports to the CIO and leads our cyber and data-related incident response activities. Our current CIO and CISO each have more than 25 years of experience in the digital and information technology field.
We have a cross-functional approach to addressing cybersecurity risk, with our information technology, legal, and internal audit functions regularly presenting to the Audit Committee and Technology & Operations Committee on key cybersecurity topics. Our CISO, together with our CIO and other members of the senior leadership in our information technology organization, also provide the Audit Committee and Technology & Operations Committee with regular updates on at least a quarterly basis, and more often as needed. These reports include topics such as analyses of recent cybersecurity threats and incidents across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status.
Cybersecurity Risk Management & Strategy
We define a cybersecurity event as any anomalous activity on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity or availability of our information systems or any information residing therein. We have strategically integrated cybersecurity risk management into our broader enterprise risk management program to ensure cybersecurity risks are identified, evaluated and addressed alongside our operational objectives. Overall, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of our data and information by identifying, preventing and mitigating cybersecurity threats and being prepared to effectively respond to cybersecurity incidents when they occur.
Our cybersecurity policies, standards, processes, and practices are robust and comprehensive, aligning with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. We have achieved ISO 27001 certification, demonstrating our commitment to security. Our cybersecurity program also includes a detailed control catalog that maps to several other frameworks, providing a broad and thorough approach to managing cyber risks.
We proactively conduct internal vulnerability scans, penetration tests, and breach simulation exercises, reinforcing our controls and our readiness to respond to potential threats. Recognizing the complexity and evolving nature of cybersecurity threats, we regularly engage with a range of external experts, including cybersecurity consultants, auditors and advisers, in evaluating and testing our risk management systems. Our collaboration with these third parties includes cybersecurity audits and testing, threat assessments and tabletop exercises, along with regular consultation on security enhancements.
We have implemented processes designed to mitigate risks related to data breaches or other security incidents originating from third parties. With our vendors, we conduct thorough security assessments of key third-party providers before engagement and maintain ongoing monitoring to ensure their compliance with our cybersecurity standards.
Through our cybersecurity training program, employees and contractors are provided with cybersecurity training upon hire and thereafter on an annual basis. In addition, training and awareness campaigns continue throughout the year, where we employ various methods such as conducting mock phishing tests, live training sessions and informational articles.

Data Privacy
As a global company, we are also committed to respecting individual privacy and complying with applicable data privacy laws throughout the world, such as the European Union’s General Data Protection Regulation ("GDPR"), UK Data Protection Act and the California Consumer Privacy Act ("CCPA"). To that end, to protect our data, including personal data, we maintain comprehensive information security and data privacy programs, with a balanced portfolio of defenses designed to prevent, detect and respond to cybersecurity threats.
Notwithstanding our cybersecurity efforts, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A. – Risk Factors for a discussion of cybersecurity risks.
Item 2. Properties
Our principal properties consist primarily of administrative offices and inventory storage facilities, none of which are individually material. We lease our corporate headquarters in Miami, Florida as well as administrative office space in London, Singapore and other strategic locations throughout the world.
As of February 16, 2024, the majority of our principal properties are leased on commercially reasonable terms and we do not anticipate that we will experience difficulty in renewing or replacing any leases upon expiration in any material respect. Our properties are often utilized by one or more of our business segments and we consider all of our properties and facilities to be suitable and adequate for our current needs.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol WKC. As of December 29, 2023, the closing price of our stock on the NYSE was $22.78.
As of February 16, 2024, there were 72 shareholders of record of our common stock.
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P 500 Energy Index for the five‑year period from December 31, 2018 through December 31, 2023. The cumulative return includes reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
10/1/2023 - 10/31/2023	—	$—	—	$147,053
11/1/2023 - 11/30/2023	511	19.65	511	$137,002
12/1/2023 - 12/31/2023	1	20.00	1	$136,986
Total	512	$19.65	512	$136,986
(1)In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and may be suspended or discontinued at any time. As of December 31, 2023, approximately $137.0 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.
For information on repurchases of common stock for the first three quarters of 2023, see the corresponding Quarterly Reports on Form 10-Q.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within Part IV. Item 15. – Notes to the Consolidated Financial Statements in this 2023 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Item 1A. – Risk Factors and in Item 1. – Business under the section titled "Forward-Looking Statements."
We have elected to omit discussion on the earliest of the three years covered by the Consolidated Financial Statements presented in this 2023 10‑K Report. Refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2022 (herein incorporated by reference), filed with the SEC on February 24, 2023 ("2022 10-K Report"), for management's discussion of the fiscal year ended December 31, 2021.
Business Overview
We are principally engaged in the distribution of fuel and related products and services in the aviation, land, and marine transportation industries. For additional discussion on our businesses, climate change and the associated risks, see Part I, Item 1. – Business and Item 1A. – Risk Factors within this 2023 10-K Report.
2023 Restructuring Plan
In November 2023, we approved and began implementing a restructuring plan to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. During the year ended December 31, 2023, we recognized restructuring charges of $7.2 million, composed of severance and other compensation costs. We estimate that the plan could result in approximately $15.6 million in annualized savings related to compensation. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges of $11.2 million during the fourth quarter of 2023.

We expect to continue assessing potential initiatives during the first quarter of 2024, which could result in additional restructuring charges, with the intent of completing the restructuring activities during the second quarter of 2024. See Note 15. Restructuring for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. See Part I. Item 1. – Business and Note 14. Business Segments, Geographic Information, and Major Customers for additional information about our business segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related service offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. During 2023, we successfully achieved higher returns in a high interest rate environment, driven in part by targeted improvements in working capital management consistent with our strategy to rationalize lower-return business activity. As part of our business strategy, we hold inventory in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, market pricing dynamics may still negatively impact our results. In the first half of 2022, oil futures forward prices traded at significantly lower levels than then-current market prices, resulting in elevated price volatility and a severely backwardated market that negatively impacted our results. The oil futures forward pricing structure has since returned closer to historical trading and volatility levels.
Land Segment
We believe our land segment is well-positioned to continue growing market share organically, in part by improving asset utilization and leveraging the capabilities of our acquisitions, including Flyers, which we acquired in January 2022, serving to further enhance our capability to deliver value-added solutions to our customers through an increasingly streamlined operational platform as discussed under "2023 Restructuring Plan" above.
Although 2023 was adversely affected by extraordinary losses associated with an erroneous bid submitted in the Finnish power market, we achieved an increase in profitability from both our natural gas business and our sustainability-related service offerings, driven in part by strong growth in our renewable energy solutions business.
We continue to focus on supporting the energy transition by expanding our sustainability offerings, including renewable fuel products, as well as carbon management and renewable energy solutions. We are continuing to invest in talent in this area, which we believe will help accelerate growth in these activities.
Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. We have spent a considerable amount of time reorganizing our business to drive internal efficiencies so that we can generate relatively moderate levels of earnings in stable markets and yet remain poised to provide additional value in volatile and credit constrained markets. In 2022, our marine segment delivered exceptional results due to the market conditions arising from the dramatic increase in global oil prices and higher interest rates, as well as the disruption of traditional supply patterns and related price volatility. The lower global oil prices and reduced market volatility experienced in 2023 have impacted our marine segment's performance as expected for the full year 2023, which results are materially lower than the exceptional returns produced in 2022.
Macroeconomic Environment
Inflation in the United States and other jurisdictions in which we do business increased significantly beginning in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs in 2022 and 2023. Inflation, however, is decelerating and we expect will continue to do so gradually in 2024 without a major downturn in activity.
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
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A. – Risk Factors within this 2023 10-K Report.
Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Year Ended December 31,
	2023	2022
Revenue	$47,710.6	$59,043.1
Cost of revenue	46,652.4	57,954.1
Gross profit	1,058.2	1,089.1
Operating expenses:
Compensation and employee benefits	512.3	507.4
General and administrative	308.0	308.7
Asset impairments	32.8	0.6
Restructuring charges	7.2	(0.8)
Total operating expenses	860.2	815.8
Income (loss) from operations	198.0	273.2
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(127.7)	(110.6)
Other income (expense), net	(3.6)	(17.5)
Total non-operating income (expense), net	(131.3)	(128.1)
Income (loss) before income taxes	66.7	145.1
Provision for income taxes	13.0	29.2
Net income (loss) including noncontrolling interest	53.7	115.9
Net income (loss) attributable to noncontrolling interest	0.8	1.7
Net income (loss) attributable to World Kinect	$52.9	$114.1

Basic earnings (loss) per common share	$0.86	$1.83

Diluted earnings (loss) per common share	$0.86	$1.82
Revenue. Our consolidated revenue for the year ended December 31, 2023 was $47.7 billion, a decrease of $11.3 billion, or 19%, compared to the year ended December 31, 2022, primarily driven by lower fuel prices across all segments as well as lower volumes in our marine segment, as discussed further below.

Gross profit. Our consolidated gross profit for the year ended December 31, 2023 was $1.1 billion, a decrease of $30.8 million, or 3%, compared to the year ended December 31, 2022, attributable to decreased gross profit of $83.4 million and $76.1 million in the marine and land segments, respectively, partially offset by increased gross profit of $128.6 million in our aviation segment, as discussed further below.
Operating Expenses. Consolidated total operating expenses for the year ended December 31, 2023 were $860.2 million, an increase of $44.4 million, or 5%, compared to the year ended December 31, 2022. The increase in operating expenses was primarily driven by asset impairment and restructuring charges of $32.8 million and $7.2 million during the year ended December 31, 2023, as well as higher compensation costs in 2023, as discussed further below. See Note 5. Fair Value Measurements and Note 15. Restructuring for additional information about the restructuring initiatives and related impairments.
Non-Operating Income (Expenses), net. For the year ended December 31, 2023, we had net non-operating expense of $131.3 million, compared to net non-operating expense of $128.1 million for the year ended December 31, 2022. The increase of $3.2 million was primarily attributable to an increase in interest expense driven by higher interest rates, which was partially offset by the impact of losses recognized during the year ended December 31, 2022 related to contingent consideration associated with the sale of our Multiservice payment solutions businesses and a non-operating legal settlement.
Income Taxes. For the year ended December 31, 2023, we recognized income tax expense of $13.0 million, compared to income tax expense of $29.2 million in 2022. The decrease of $16.3 million was primarily attributable to significantly lower foreign earnings and total pre-tax earnings, partially offset by lower net discrete tax items. See Note 10. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2023	2022	Change
Revenue	$23,275.1	$26,799.9	$(3,524.8)

Gross profit	$485.8	$357.2	$128.6
Operating expenses	277.0	257.7	19.3
Income (loss) from operations	$208.8	$99.5	$109.3

Operational metrics:
Aviation segment volumes (gallons)	7,328.0	7,127.6	200.4
Aviation segment average price per gallon	$2.97	$3.61	$(0.64)
Revenues in our aviation segment were $23.3 billion for the year ended December 31, 2023, a decrease of $3.5 billion, or 13%, compared to the year ended December 31, 2022. The decrease in revenue was driven by lower average prices, partially offset by increased volumes. Average jet fuel price per gallon sold decreased by $0.64, or 18%, in the year ended December 31, 2023 compared to the year ended December 31, 2022. Total aviation volumes increased by 0.2 billion, or 3%, to 7.3 billion gallons, driven largely by growth in passenger airline demand offset by the rationalization of lower-return volume.
Our aviation segment gross profit for the year ended December 31, 2023 was $485.8 million, an increase of $128.6 million, or 36%, compared to the year ended December 31, 2022. The increase in gross profit was primarily attributable to the non-recurrence in 2023 of the significant inventory losses arising from the extreme backwardation and price volatility experienced in 2022, our focus on improving returns in an elevated interest rate environment, and growth at airport operated locations during the year ended December 31, 2023.
Our aviation segment income from operations for the year ended December 31, 2023 was $208.8 million, an increase of $109.3 million, or 110%, compared to the year ended December 31, 2022. The increase in gross profit discussed above was partially offset by a $19.3 million increase in operating expenses primarily driven by higher headcount-related compensation costs and general and administrative expenses to support the increased level of operating activity, as well as asset impairment and restructuring charges recognized during the year ended December 31, 2023.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2023	2022	Change
Revenue	$15,189.9	$19,283.7	$(4,093.8)

Gross profit	399.8	475.9	(76.1)
Operating expenses	359.7	350.3	9.4
Income from operations	$40.1	$125.6	$(85.5)

Operational metrics:
Land segment volumes (gallons) (1)	6,237.6	6,166.2	71.4
Land segment average price per gallon	$2.44	$3.13	$(0.69)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $15.2 billion for the year ended December 31, 2023, a decrease of $4.1 billion, or 21%, compared to the year ended December 31, 2022. The decrease in revenue was principally driven by lower average fuel prices, with average fuel prices decreasing by 22% in the year ended December 31, 2023 compared to 2022. In addition, total volumes increased by 0.1 billion, or 1%, to 6.2 billion gallon or gallon equivalents in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily attributable to our natural gas businesses offset by extreme weather conditions experienced in our core fuel business in North America in early 2023.
Our land segment gross profit for the year ended December 31, 2023 was $399.8 million, a decrease of $76.1 million, or 16%, compared to the year ended December 31, 2022. The decrease in gross profit was primarily attributable to extraordinary losses associated with an erroneous bid submitted in the Finnish power market as discussed in Note 11. Commitments and Contingencies, extreme weather conditions experienced in our core fuel business in North America in early 2023, and lower profitability from our U.K. business, which benefited from significant price volatility in the first half of 2022. These decreases were partially offset by improved performance in our sustainability-related offerings and natural gas business.
Our land segment income from operations for the year ended December 31, 2023 was $40.1 million, a decrease of $85.5 million, or 68%, compared to the year ended December 31, 2022. In addition to the decrease in gross profit discussed above, the decrease in operating income was driven by an increase in operating expenses principally related to asset impairment and restructuring charges, partially offset by lower general and administrative costs and incentive compensation.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	Year Ended December 31,
	2023	2022	Change
Revenue	$9,245.6	$12,959.6	$(3,714.0)

Gross profit	172.6	256.0	(83.4)
Operating expenses	90.4	100.5	(10.2)
Income from operations	$82.3	$155.5	$(73.2)

Operational metrics:
Marine segment volumes (metric tons)	16.8	19.1	(2.3)
Marine segment average price per metric ton	$549.64	$679.17	$(129.52)
Revenues in our marine segment were $9.2 billion for the year ended December 31, 2023, a decrease of $3.7 billion, or 29%, compared to the year ended December 31, 2022. The decrease in revenue was principally driven by a decrease of 19% in the average price per metric ton of bunker fuel sold in the year ended December 31, 2023 compared to the year ended December 31, 2022. In addition, total volumes decreased by 2.3 million metric tons, or 12%, to 16.8 million metric tons in the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to reduced demand in our resale businesses.
Our marine segment gross profit for the year ended December 31, 2023 was $172.6 million, a decrease of $83.4 million, or 33%, compared to the year ended December 31, 2022. The decrease in gross profit compared to the exceptional results during the year ended December 31, 2022 was principally driven by increased competition resulting from lower bunker fuel prices, together with softening demand driven by changes in the global macroeconomic environment.
Our marine segment income from operations for the year ended December 31, 2023 was $82.3 million, a decrease of $73.2 million, or 47%, compared to the year ended December 31, 2022, primarily due to the decrease in gross profit, partially offset by a $10.2 million decrease in operating expenses, largely driven by lower incentive compensation costs compared to 2022.
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
Based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2023 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
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
Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2023 and 2022, our outstanding letters of credit and bank guarantees under these credit lines totaled $437.1 million and $523.1 million, respectively.
Receivables Purchase Agreements. We also have accounts receivable programs under RPAs that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less an associated fee, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During 2023, we amended one of our RPAs to, among other things, reduce the overall fee structure. See Note 2. Accounts Receivable for additional information.
See Item 1A. – Risk Factors in Part 1 within this 2023 10-K Report for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments, such as the acquisition of Flyers discussed below.

As of December 31, 2023, our contractual obligations were as follows (in millions):

	Current	Long-Term	Total
Debt and interest obligations (1)	$114.9	$893.3	$1,008.2
Operating lease obligations (2)	39.4	188.8	228.2
Finance lease obligations (2)	3.7	13.1	16.8
Derivatives obligations (3)	128.2	51.5	179.7
Purchase commitment obligations (4)	363.8	184.9	548.7
Other obligations	1.5	6.9	8.4
Total	$651.5	$1,338.5	$1,990.0
(1)Debt and interest obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on their maturity dates, and includes $53.6 million of secured borrowings related to the transfer of tax receivables. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
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
Future material cash requirements and off-balance sheet arrangements, in addition to the contractual obligations in the table above, include the following:
Acquisition of Flyers. During the year ended December 31, 2022, we completed the acquisition of Flyers as discussed in Note 3. Acquisitions. In January 2024, $49.8 million of the $50.0 million that remained due as of December 31, 2023 was paid to the seller.
Capital Expenditures. During the year ended December 31, 2023, we incurred capital expenditures in the ordinary course of business of approximately $87.6 million. In 2024, we expect our capital expenditures to be generally consistent with the year ended December 31, 2023.
Unrecognized Income Tax Liabilities. As of December 31, 2023, we have recorded gross liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities"), including penalties and interest, of $106.4 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and expired letters of credit are renewed as needed. As of December 31, 2023, we had issued letters of credit and bank guarantees totaling $575.2 million under our Credit Facility and other uncommitted credit lines.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $71.9 million as of December 31, 2023.

Cash Flows
The following table reflects the major categories of cash flows (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	For the Years Ended December 31,
	2023	2022	2021
Net cash provided by (used in) operating activities	$271.3	$138.5	$173.2
Net cash provided by (used in) investing activities	(101.1)	(724.9)	(58.3)
Net cash provided by (used in) financing activities	(152.4)	237.3	(113.6)
Operating Activities. For the year ended December, 31 2023, net cash provided by operating activities was $271.3 million, compared to $138.5 million net cash provided during the year ended December 31, 2022. The $132.9 million increase in operating cash flows was principally due to lower average fuel prices compared to the prior year, which reduced our cost of inventory; the decrease of our accounts receivable and accounts payable largely driven by the rationalization of lower-return business within our aviation segment and the reduction of average fuel prices; and cash provided by our derivative activities. These increases were offset by a decrease in our net income (see "Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items, lower utilization of our RPA programs, as discussed under "Sources of Liquidity and Factors Impacting Our Liquidity" above, as well as a decrease in customer prepayments.
Investing Activities. For the year ended December 31, 2023, net cash used in investing activities was $101.1 million, compared to net cash used of $724.9 million during the year ended December 31, 2022. The net cash used in investing activities in 2023 was primarily driven by capital expenditures of $87.6 million and cash paid for the acquisition of a business of $13.7 million, which was partially offset by proceeds received from the sale of a business of $9.3 million. Net cash used in investing activities in 2022 was principally driven by $643.9 million net cash paid for the acquisition of businesses, principally Flyers, as discussed in Note 3. Acquisitions, and $78.6 million for capital expenditures.
Financing Activities. For the year ended December 31, 2023, net cash used in financing activities was $152.4 million compared to net cash provided of $237.3 million for the year ended December 31, 2022. The net cash used in financing activities in 2023 was primarily attributable to payments of deferred consideration related to prior acquisitions of $62.9 million and repurchases of common stock of $60.1 million and dividend payments of $34.0 million, partially offset by net borrowings of $47.4 million The net borrowings of $47.4 million were primarily driven by $350.0 million proceeds from the issuance of the Convertible Notes and $53.3 million proceeds from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $348.4 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $12.6 million for debt issuance costs, and received $40.0 million from the sale of warrants. Net cash provided by financing activities in 2022 was primarily attributable to net borrowings of $333.6 million, primarily driven by incremental borrowings under our Credit Facility related to the acquisition of Flyers and increased working capital requirements, partially offset by $48.7 million in purchases of our common stock, dividend payments of $31.0 million, and payments for deferred consideration related to prior acquisitions of $12.0 million.
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this 2023 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and long-lived assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We evaluate goodwill for impairment at least annually, and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We periodically evaluate whether the carrying value of long-lived assets (property and equipment, identifiable intangible assets, and leases), cost method investments, and equity method investments have been impaired when circumstances indicate the carrying value of those assets may not be recoverable.

These assessments require us to make accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2023, the assumptions used, particularly the expected growth rates, the profitability embedded in the projected cash flow provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined on available information considering current market volatility and geopolitical risks. Specifically for goodwill, management also considered the volatility in the company's market capitalization and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units. For our cost and equity method investments, the profitability embedded in the projected cash flows provided by our investees are a critical estimate.

Based on the assessments performed, and supported by the available information as of December 31, 2023, we concluded that the fair value of our land and aviation reporting units were not less than their respective carrying values, however we concluded that the carrying value of certain of our long-lived assets and equity investments were not recoverable. See Note 5. Fair Value Measurements and Note 15. Restructuring for additional information regarding impairment charges recognized during the year ended December 31, 2023.

If our results differ significantly from our assumptions, such impact could potentially result in additional impairments.

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

We also assess convertible notes and other related contracts to determine if those contracts or embedded components of those contracts meet the definition of a derivative that require separate accounting.

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

Significant judgment is involved in assessing if the contracts are indexed to our own stock and if the contracts shall be classified as equity or liabilities in our statement of financial position.

While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, it is possible that our derivative instruments will be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. If contracts indexed to our own stock are derivatives or contain embedded derivatives, they would be classified as a liability and remeasured to fair value through net income impacting future earnings. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risks for additional information.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Derivative and Financial Instruments Market Risk
We use commodity-based derivative contracts and financial instruments, when we deem it appropriate, to manage the risks associated with changes in the prices of fuel and fuel-related products, fluctuations in foreign currency exchange rates and interest rates, or to capture market opportunities. We utilize hedge accounting and formally designate certain of our derivative instruments as either cash flow or fair value hedges. Derivative instruments that are not designated are designed to achieve an economic offset of the underlying price risk exposure. As a result, any changes in income associated with our derivatives contracts are substantially offset by corresponding changes in the value of the underlying risk being mitigated. However, in markets where the derivative instruments with longer maturities are automatically replaced by equivalent positions with shorter maturities, we may experience timing differences between the realized and unrealized gain or loss of the underlying transaction and hedged item although the underlying risk being mitigated is still offset. Financial instruments and positions affecting our financial statements are described below and are held primarily for hedging purposes.
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

The notional and fair market values of our commodity-based derivative instrument positions were as follows (in millions, except weighted average contract price):

			As of December 31,
Commodity Contracts (In millions of BBL)			2023			2022
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2023	—	$—	$—	(0.7)	$102.63	$(3.3)
		2024	(0.4)	94.97	3.8	—	—	—
		2025	(0.1)	105.07	0.3	—	—	—
					4.1			(3.3)

Non-designated hedge	Commodity contracts	2023	—	—	—	3.7	30.15	(179.2)
		2024	0.8	4.93	92.6	(0.4)	20.95	14.9
		2025	(0.8)	14.55	19.0	(0.3)	18.46	9.2
		2026	(0.5)	16.36	4.1	0.1	17.21	1.5
		2027	(0.2)	12.44	1.2	(0.6)	10.94	2.3
		2028	(0.1)	14.61	0.9	—	10.24	0.4
		Thereafter	0.1	14.26	0.5	—	—	—
					118.5			(150.8)
Total commodity derivative contracts					$122.7			$(154.1)
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2023 would have a material impact on our income from operations.

As of December 31, 2023, the foreign currency denominated notional amounts and fair value in U.S. dollars of our exposures from our foreign currency exchange derivatives, were primarily related to the following (in millions, except weighted average contract price):

Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2024	AUD	(41.8)	0.645	$(1.6)
2024	CAD	(94.9)	1.360	(1.7)
2024	CHF	(3.5)	0.891	(0.2)
2024	CLP	(1,410.0)	897.508	(0.2)
2024	COP	(138,660.7)	4,235.151	(2.9)
2024	DKK	274.7	5.978	2.2
2024	EUR	152.9	1.084	61.9
2024	GBP	(53.2)	1.243	(51.8)
2024	HUF	(828.4)	362.114	(0.1)
2024	KRW	(12,065.5)	1,332.613	(0.3)
2024	MXN	434.4	17.939	2.9
2024	NOK	(844.0)	10.396	(4.6)
2024	NZD	(4.5)	0.609	(0.1)
2024	PLN	(5.7)	4.183	(0.1)
2024	RON	(28.5)	4.675	(0.2)
2024	SEK	227.5	8.989	2.2
2024	SGD	(3.8)	1.353	(0.1)
2024	ZAR	110.3	18.804	0.1
2026	EUR	7.0	1.123	0.1
Total foreign currency exchange derivative contracts				$5.5
The total fair value our foreign currency exchange derivative contracts was a net asset of $5.5 million and a net liability of $14.1 million as of December 31, 2023 and 2022, respectively. The majority of foreign currency exchange derivatives are settled within one year. See Note 4. Derivative Instruments for additional information.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2023, the applicable margins for base rate loans and Eurodollar rate loans were 0.875% and 1.875%, respectively. As of December 31, 2023, we had no outstanding borrowings under our Credit Facility and a $476.4 million Term Loan. As of December 31, 2023, the aggregate outstanding balance of our finance lease obligations was $15.7 million, which bear interest at annual rates ranging from 1.0% to 6.7%. We also have other agreements, such as our RPAs, with exposure to interest rate risk. See Note 2. Accounts Receivable and Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
We entered into a $300 million, one-month Eurodollar, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025 (the "Swap"). The Swap agreement effectively locks in the floating interest rate we will pay for a portion of our Eurodollar rate loans at 0.435%. The fair value of the interest rate swap contract was an asset of $14.8 million and an asset of $24.7 million as of December 31, 2023 and 2022, respectively.

The following table presents the contractual weighted average interest rates and expected cash flows by maturity dates (in millions, except weighted average interest rates):

Expected Maturities as of December 31, 2023
Interest Rate Swap	2024	2025	Fair Value
Notional Value: $300			$14.8
Variable to Fixed(1)	$12.7	$2.2
Average pay rate	0.435%	0.435%
Average receive rate	4.67%	3.51%
(1)Represents discounted net cash flow receipts or (payments).
A fluctuation of 100 bps in the interest rate as of December 31, 2023 would result in a $8.9 million change in interest expense during the next twelve months with respect to the outstanding amounts as of December 31, 2023 under these agreements.
Equity Price Risk
The fair value of our outstanding Convertible Notes is subject to market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The Convertible Notes are carried at amortized cost and their fair value is presented for disclosure purposes only. The interest and market value changes affect the fair value of our Convertible Notes, but do not impact our financial position, cash flows, or results of operations due to the fixed nature of the debt obligation.
Upon conversion of the notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock in respect of the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If we elect to settle the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
In connection with the pricing of the notes, we have entered into convertible note hedge transactions with certain of the initial purchasers or affiliates thereof and certain other financial institutions. We also entered into warrant transactions. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2024, are set forth in Item 15 of this 2023 10‑K Report.
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

As of the end of the period covered by this 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2023.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On November 1, 2023, Jorge Benitez, one of our directors, adopted a trading plan for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires upon the earlier of February 28, 2025 or upon completion of the sale of the maximum number of shares under the plan. The plan provides for the sale of up to 13,000 shares of our common stock, subject to certain price limits and other terms.
Except as noted above, during the three months ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our Investor Relations website at https://ir.worldkinect.com under "Corporate Governance." We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from "Proposal No. 1--Election of Directors," "Corporate Governance" and "Information Concerning Executive Officers" in our Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders ("2024 Proxy") to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from "Corporate Governance--Director Compensation and Ownership Guidelines," "Compensation Discussion and Analysis," and "Executive Compensation Tables" in our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from "Security Ownership of Certain Beneficial Owners and Management" in our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from "Corporate Governance--Review and Approval of Related Person Transactions" and "Corporate Governance--Board and Committee Governance--Director Independence" in our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.
Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from "Proposal No. 3--Ratification of Independent Registered Public Accounting Firm--Fees and Services of PricewaterhouseCoopers LLP" in our 2024 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2023.

PART IV
Item 15. Exhibit and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2023 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	45

	(ii)	Consolidated Balance Sheets	47

	(iii)	Consolidated Statements of Income and Comprehensive Income	48

	(iv)	Consolidated Statements of Shareholders’ Equity	49

	(v)	Consolidated Statements of Cash Flows	50

	(vi)	Notes to the Consolidated Financial Statements	52

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2023 10‑K Report:

Exhibit No.	Description
3.1	Restated Articles of Incorporation of World Kinect Corporation (incorporated by reference herein from Exhibit 3.2 to our 2023 Q2 10-Q).
3.2	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our 2019 10-K).
4.2
Indenture, dated as of June 26, 2023, between World Kinect Corporation and U.S. Bank Trust Company, National Association (incorporated by reference from Exhibit 4.1 to our Current Report on Form 8-K filed on June 27, 2023).

4.3	Form of 3.250% Convertible Senior Note due 2028 (incorporated by reference from Exhibit 4.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.1	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.2	2020 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020). *
10.3	2021 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2021). *
10.4	Form of Named Executive Officer Performance-based Restricted Stock Unit Agreement under the 2021 Omnibus Plan incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001611). *
10.5	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *
10.6	World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *
10.7	Form of Executive Officer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference herein from Exhibit 10.7 to our 2022 10-K)*
10.8	Form of Executive Officer Service-Based Restricted Stock Unit Award Agreement (incorporated by reference herein from Exhibit 10.8 to our 2022 10-K)*
10.9	Transition and Separation Agreement, dated November 8, 2022, between World Fuel Services Corporation and Jeffrey P. Smith incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8-K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001611). *
10.10
Form of Non-Employee Director 2017 Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.11	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *

Exhibit No.	Description
10.12	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *
10.13	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *
10.14	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q"). *
10.15	Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017 ("2016 10-K"). *
10.16	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.17	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.18	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.19	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.20	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.21	Form of Named Executive Officer Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2020 10-K). *
10.22	Amended and Restated Employment Agreement, dated November 10, 2022, between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001610). *
10.23	Consulting Agreement, effective as of April 1, 2022, between World Fuel Services and Michael J. Crosby (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on March 23, 2022).*
10.24	Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).*
10.25	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).
10.26	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).
10.27	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).
10.28	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).
10.29	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).
10.30	Amendment No. 6 to the Fourth Amended and Restated Credit Agreement, dated as of November 24, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.28 to our Annual Report on Form 10-K filed on February 25, 2022).
10.31	Amendment No. 7 to the Fourth Amended and Restated Credit Agreement, dated as of November 26, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.29 to our Annual Report on Form 10-K filed on February 25, 2022).

Exhibit No.	Description
10.32	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of April 1, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2022).
10.33	Amendment No. 9 to the Fourth Amended and Restated Credit Agreement, dated as of July 12, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our Quarterly Report on Form 10-Q filed on July 29, 2022).
10.34
Amendment No. 10 to the Fourth Amended and Restated Credit Agreement, dated as of January 19, 2024, among World Kinect Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services, Inc., WFS UK Holding Company IV Limited, Kinect Energy AS and Kinect Energy Spot AS, and Bank of America, N.A., as administrative agent.

10.35	Purchase Agreement, dated as of October 28, 2021, by and among World Fuel Services, Inc., World Fuel Services Corporation, Flyers Energy Group, LLC, Speedy Investments, LP, Eclipse Investments, LP, TAD Family Limited Partnership, David Dwelle Family Limited Partnership, Thomas A. Dwelle, Stephen B. Dwelle, Walter A. Dwelle, David W. Dwelle, and Walter A. Dwelle in his capacity as the Seller Representative (incorporated by reference herein from Exhibit 10.30 to our Annual Report on Form 10-K filed on February 25, 2022).
10.36
Purchase Agreement, dated June 21, 2023, among World Kinect Corporation, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. as representatives of the several initial purchasers listed on Schedule I thereto (incorporated by reference from Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.37	Form of Convertible Note Hedge Confirmation (incorporated by reference from Exhibit 10.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.38	Form of Warrant Confirmation (incorporated by reference from Exhibit 10.3 to our Current Report on Form 8-K filed on June 27, 2023).
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1	World Kinect Corporation Clawback Policy
101	The following materials from World Kinect Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of World Kinect Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Kinect Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022 and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Aviation and Land Reporting Units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,238 million as of December 31, 2023, which is allocated among the Aviation and Land reporting units. Goodwill is evaluated for impairment at the reporting unit level as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of the goodwill may be impaired. To perform the quantitative impairment test, management compares the fair value of each reporting unit to its respective carrying amount, including goodwill. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Aviation and Land reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value of the Aviation and Land reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected growth rates, profitability, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the determination of the reporting units and significant assumptions used in the estimated future cash flows. These procedures also included, among others (i) testing management’s process for developing the fair value of the Aviation and Land reporting units; (ii) evaluating the appropriateness of the income and market approaches; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions related to expected growth rates, profitability, and the discount rates. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Aviation and Land reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 23, 2024

We have served as the Company’s auditor since 2002.

WORLD KINECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2023	December 31, 2022
Assets:
Current assets:
Cash and cash equivalents	$304.3	$298.4
Accounts receivable, net of allowance for credit losses of $18.3 million and $14.1 million as of December 31, 2023 and 2022, respectively	2,735.5	3,294.1
Inventories	664.6	779.9
Prepaid expenses	77.6	83.6
Short-term derivative assets, net	275.4	302.1
Other current assets	446.4	479.9
Total current assets	4,503.8	5,238.1
Property and equipment, net	515.3	484.2
Goodwill	1,238.0	1,233.0
Identifiable intangible assets, net	299.7	336.2
Other non-current assets	818.6	873.2
Total assets	$7,375.3	$8,164.6
Liabilities:
Current liabilities:
Current maturities of long-term debt	$78.8	$15.8
Accounts payable	3,097.6	3,529.5
Short-term derivative liabilities, net	128.2	325.2
Accrued expenses and other current liabilities	745.0	738.2
Total current liabilities	4,049.7	4,608.6
Long-term debt	809.1	829.9
Other long-term liabilities	566.9	735.3
Total liabilities	5,425.7	6,173.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 59.8 and 62.0 issued and outstanding as of December 31, 2023 and 2022, respectively	0.6	0.6
Capital in excess of par value	109.6	182.4
Retained earnings	1,981.6	1,962.5
Accumulated other comprehensive income (loss)	(148.9)	(160.6)
Total World Kinect shareholders' equity	1,943.0	1,984.9
Noncontrolling interest	6.7	5.9
Total equity	1,949.6	1,990.7
Total liabilities and equity	$7,375.3	$8,164.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2023	2022	2021
Revenue	$47,710.6	$59,043.1	$31,337.0
Cost of revenue	46,652.4	57,954.1	30,548.8
Gross profit	1,058.2	1,089.1	788.2
Operating expenses:
Compensation and employee benefits	512.3	507.4	386.7
General and administrative	308.0	308.7	247.6
Asset impairments	32.8	0.6	4.7
Restructuring charges	7.2	(0.8)	6.6
Total operating expenses	860.2	815.8	645.6
Income from operations	198.0	273.2	142.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(127.7)	(110.6)	(40.2)
Other income (expense), net	(3.6)	(17.5)	(2.3)
Total non-operating income (expense), net	(131.3)	(128.1)	(42.5)
Income (loss) before income taxes	66.7	145.1	100.0
Provision for income taxes	13.0	29.2	25.8
Net income (loss) including noncontrolling interest	53.7	115.9	74.2
Net income (loss) attributable to noncontrolling interest	0.8	1.7	0.5
Net income (loss) attributable to World Kinect	$52.9	$114.1	$73.7
Basic earnings (loss) per common share	$0.86	$1.83	$1.17
Basic weighted average common shares	61.4	62.3	62.9
Diluted earnings (loss) per common share	$0.86	$1.82	$1.16
Diluted weighted average common shares	61.7	62.7	63.3
Comprehensive income:
Net income (loss) including noncontrolling interest	$53.7	$115.9	$74.2
Other comprehensive income (loss):
Foreign currency translation adjustments	19.9	(45.5)	(13.7)
Cash flow hedges, net of income tax expense (benefit) of ($2.7), $7.6, and $3.3 for 2023, 2022, and 2021, respectively	(8.1)	21.6	9.6
Total other comprehensive income (loss)	11.8	(24.0)	(4.1)
Comprehensive income (loss) including noncontrolling interest	65.5	91.9	70.1
Comprehensive income (loss) attributable to noncontrolling interest	0.8	1.7	0.5
Comprehensive income (loss) attributable to World Kinect	$64.7	$90.2	$69.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2020	62.9	$0.6	$204.6	$1,836.7	$(132.6)	$1,909.3	$3.6	$1,912.9
Net income (loss)	—	—	—	73.7	—	73.7	0.5	74.2
Cash dividends declared	—	—	—	(30.0)	—	(30.0)	—	(30.0)
Amortization of share-based payment awards	—	—	19.6	—	—	19.6	—	19.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	0.2	—	—	0.3	—	0.3
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.8)	—	—	(5.8)	—	(5.8)
Purchases of common stock	(1.7)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	(4.1)	(4.1)	—	(4.1)
Other	—	—	—	0.2	—	0.2	—	0.2
Balance as of December 31, 2021	61.7	0.6	168.1	1,880.6	(136.7)	1,912.7	4.1	1,916.8
Net income (loss)	—	—	—	114.1	—	114.1	1.7	115.9
Cash dividends declared	—	—	—	(32.2)	—	(32.2)	—	(32.2)
Amortization of share-based payment awards	—	—	17.6	—	—	17.6	—	17.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(2.0)	—	(48.7)	—	—	(48.7)	—	(48.7)
Other comprehensive income (loss)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Balance as of December 31, 2022	62.0	0.6	182.4	1,962.5	(160.6)	1,984.9	5.9	1,990.7
Net income (loss)	—	—	—	52.9	—	52.9	0.8	53.7
Cash dividends declared	—	—	—	(33.8)	—	(33.8)	—	(33.8)
Amortization of share-based payment awards	—	—	24.2	—	—	24.2	—	24.2
Issuance (cancellation) of common stock related to share-based payment awards	0.6	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.7)	—	—	(5.7)	—	(5.7)
Purchases of common stock	(2.8)	—	(60.6)	—	—	(60.7)	—	(60.7)
Other comprehensive income (loss)	—	—	—	—	11.8	11.8	—	11.8
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$53.7	$115.9	$74.2
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	(267.5)	179.9	14.5
Depreciation and amortization	104.5	107.8	81.0
Noncash operating lease expense	34.7	35.0	31.9
Provision for credit losses	4.7	7.7	6.3
Share-based payment award compensation costs	24.2	17.6	19.6
Deferred income tax expense (benefit)	(30.7)	(18.5)	(7.6)
Unrealized foreign currency (gains) losses, net	(16.5)	21.7	(2.8)
Asset impairment charges	32.8	0.6	4.8
Other	23.0	30.8	13.7
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	569.2	(870.7)	(1,132.6)
Inventories	186.8	(252.1)	(135.2)
Prepaid expenses	6.7	(25.2)	(10.5)
Other current assets	(30.5)	(124.2)	(33.1)
Cash collateral with counterparties	168.9	(252.9)	22.9
Other non-current assets	(88.0)	(12.3)	(34.9)
Change in derivative assets and liabilities, net	(4.7)	2.9	17.4
Accounts payable	(441.9)	1,107.5	1,188.8
Accrued expenses and other current liabilities	(48.0)	147.8	115.5
Other long-term liabilities	(10.1)	(80.7)	(60.6)
Net cash provided by (used in) operating activities	271.3	138.5	173.2
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(13.7)	(643.9)	(37.1)
Proceeds from sale of business, net of divested cash	9.3	—	25.0
Capital expenditures	(87.6)	(78.6)	(39.2)
Other investing activities, net	(9.1)	(2.5)	(7.1)
Net cash provided by (used in) investing activities	(101.1)	(724.9)	(58.3)
Cash flows from financing activities:
Borrowings of debt	5,921.8	6,944.9	0.3
Repayments of debt	(6,224.4)	(6,611.2)	(24.2)
Issuance of Convertible Notes	350.0	—	—
Dividends paid on common stock	(34.0)	(31.0)	(28.7)
Repurchases of common stock	(60.1)	(48.7)	(50.5)
Purchase of convertible note hedges	(70.5)	—	—
Sale of warrants	40.0	—	—
Payments of deferred consideration for acquisitions	(62.9)	(12.0)	(9.7)
Other financing activities, net	(12.2)	(4.6)	(0.8)
Net cash provided by (used in) financing activities	(152.4)	237.3	(113.6)
Effect of exchange rate changes on cash and cash equivalents	(12.0)	(4.7)	(7.8)
Net increase (decrease) in cash and cash equivalents	5.9	(353.8)	(6.6)
Cash and cash equivalents, as of the beginning of the period	298.4	652.2	658.8
Cash and cash equivalents, as of the end of the period	$304.3	$298.4	$652.2
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year Ended December 31,
	2023	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$130.4	$113.4	$44.4
Income taxes	$61.3	$66.6	$39.0

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K ("2023 10‑K Report") as "World Kinect," "we," "our" and "us." On June 15, 2023, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, as amended, changing the Company's name from World Fuel Services Corporation to World Kinect Corporation. This change is intended to better reflect the Company's ongoing transformation into a more resilient, diversified energy and solutions provider.
We are a global energy management company offering fulfillment and related services across the aviation, marine, and land-based transportation sectors. We also supply natural gas and power in the United States and Europe along with a growing suite of other sustainability-related products and services.
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
B. New Accounting Standards
Adoption of New Accounting Standards
Disclosure of Supplier Finance Program Obligations. In September 2022, Accounting Standards Update ("ASU") 2022-04 was issued to require the buyer in a supplier finance program to disclose the key terms of the program, outstanding confirmed amounts as of the end of the period, a rollforward of such amounts during each annual period, and a description of where in the financial statements outstanding amounts are presented. The amendments do not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The amendments are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the disclosure of rollforward information, which is effective for fiscal years beginning after December 15, 2023. The amendments should be applied retrospectively to each period in which a balance sheet is presented, except for the rollforward, which should be applied prospectively. The Company adopted ASU 2022-04 in the first quarter of 2023 and has included all relevant disclosures below.
Supplier Finance Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $198.8 million and $246.8 million as of December 31, 2023 and 2022, respectively, and are included in Accounts payable within our Consolidated Balance Sheets.
Accounting Standards Issued But Not Yet Adopted
Segment Reporting. ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023. ASU 2023-07 amends the guidance in Accounting Standards Codification ("ASC") 280, Segment Reporting to require public entities to disclose significant segment expenses and other segment items on an interim and annual basis. The amendment also requires disclosure of the chief operating decision maker's ("CODM") title and position on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Additionally, the amended guidance permits company's to disclose more than one measure of segment profit or loss used by the CODM provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles. The amendment also requires all disclosures about a reportable segment’s assets and profit or loss, currently required only in annual periods, in all interim periods. The ASU does not change how a public entity identifies or aggregates its operating segments or how quantitative thresholds are applied to determine an entities' reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.
Income Taxes. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued in December 2023. ASU 2023-09 amends the guidance in ASC 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. The ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.
There are no other recently issued accounting standards not yet adopted by us that, upon adoption, are expected to have a material impact on the Company's Consolidated Financial Statements or processes.
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
E. Accounts Receivable and Allowance for Credit Losses
Accounts receivable are measured at amortized cost. The collectability of our accounts receivable is continuously monitored using a risk-based model, taking into consideration both the timeliness and predictability of collections from our customers. We maintain a provision for estimated credit losses based upon our historical experience with our customers, along with any specific customer collection issues that we have identified from current financial information and business prospects, as well as any political or economic conditions or other market factors, including certain assumptions based on reasonable forward-looking information from market sources. Principally based on these credit risk factors, portfolio segments are defined and an internally derived risk-based credit loss reserve is established and applied to each portfolio segment. Customer account balances that are deemed to be at high risk of collectability are reserved at higher rates than customer account balances which we expect to collect without difficulty.
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
For additional information, see Note 2. Accounts Receivable.

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
For additional information, see Note 3. Acquisitions.
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
For additional information, see Note 5. Fair Value Measurements.
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
Cash flows of derivatives that do not contain an other-than-insignificant financing element and are designated in cash flow or fair value hedges are classified in the same category as the cash flow from the hedged items in our Consolidated Statements of Cash Flows. If for any reason hedge accounting is discontinued, then any cash flows subsequent to the date of discontinuance will be classified in a manner consistent with the nature of the instrument. Cash flows related to all other non-hedging derivatives are classified in accordance with the nature of the derivative instrument and how it is used in the context of the entity’s business.
For additional information, see Note 4. Derivative Instruments.
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
For additional information, see Note 8. Property and Equipment.
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
For additional information, see Note 6. Goodwill and Identifiable Intangible Assets.
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
For additional information, see Note 6. Goodwill and Identifiable Intangible Assets.
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
We assess our intent and/or ability to recover the carrying amount of the investment over a long period. However, if the fair value of the investment is less than its carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment is recognized. Impairments of investments are classified as Asset impairments within the Consolidated Statements of Income and Comprehensive Income.
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
We have elected to apply the optional exemption from estimating and disclosing the variable consideration from our remaining performance obligations when the transaction price is only estimated for disclosures purpose, including contracts in which the right to consideration corresponds directly with the value to the customer of the entity's performance to date. Also, we have elected to apply the exemption for contracts with fixed consideration and original expected duration of less than one year.
For additional information, see Note 9. Revenue from Contracts with Customers.
O. Share-Based Payment Awards
We account for share-based payment awards on a fair value basis of the equity instrument issued. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur. For additional information, see Note 12. Shareholders' Equity.

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
For additional information, see Note 10. Income Taxes.
R. Earnings per Common Share
Basic earnings per common share is computed by dividing net income attributable to World Kinect and available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings per common share is computed by dividing net income attributable to World Kinect and available to common shareholders by the sum of the weighted average number of shares of common stock outstanding for the period and the number of additional shares of common stock that would have been outstanding if our outstanding potentially dilutive securities had been issued.
Potentially dilutive securities include share-based compensation awards, such as restricted stock subject to forfeitable dividends, non-vested restricted stock units ("RSUs"), performance stock units where the performance requirements have been met, and settled stock appreciation rights awards ("SSARs"), as well as the Convertible Notes discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs. The dilutive effect of potentially dilutive share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method, unless its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities. The dilutive effect of the Convertible Notes is determined by application of the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extend that the effect is dilutive. The Convertible Notes would have a dilutive impact when the average market price of the Company's common stock for a given period exceeds the respective conversion price of the Convertible Notes.
For additional information, see Note 16. Earnings per Common Share.
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
We assess right-of-use assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are classified as Asset impairments within the Consolidated Statements of Income and Comprehensive Income.
For additional information, see Note 13. Leases.
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
For additional information, see Note 10. Income Taxes and Note 11. Commitments and Contingencies.
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

We had accounts receivable, net, of $2.7 billion and $3.3 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $20.8 million and $17.3 million, as of December 31, 2023 and 2022, respectively. Changes to the expected credit loss provision during the year ended December 31, 2023 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of December 31, 2023, 94% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2023	2022	2021
Balance as of January 1,	$17.3	$29.8	$57.3
Charges to allowance for credit losses	4.7	7.7	6.3
Write-off of uncollectible receivables	(1.5)	(22.3)	(35.3)
Recoveries of credit losses	0.3	1.5	1.4
Translation adjustments	(0.1)	0.6	0.1
December 31,	$20.8	$17.3	$29.8
Receivable Purchase Agreements
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During 2021, we amended our RPAs to, among other things, extend the renewal option term through 2024 and increase the aggregate purchase limit as well as the individual customer limits. During 2023, we amended one of our RPAs to, among other things, reduce the overall fee structure.
Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Income and Comprehensive Income.
During the years ended December 31, 2023, 2022, and 2021, respectively, we sold receivables under the RPAs with an aggregate face value of $9.5 billion, $13.1 billion, and $9.2 billion and recognized fees of $37.6 million, $44.5 million, and $20.2 million.
3. Acquisitions
2022 Acquisitions
During the first quarter of 2022, we completed the acquisition of Flyers Energy Group, LLC ("Flyers") for a total purchase price of $795.0 million. Flyers' operations include transportation, commercial fleet fueling, lubricants distribution, and the supply of wholesale, branded and renewable fuels. The acquisition was accounted for as a business combination and is reported in the land segment.

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
(1)In January 2023, $50.0 million of the remaining purchase consideration was paid to the seller. In January 2024, $49.8 million of the $50.0 million that remained due as of December 31, 2023 was paid to the seller.
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
(5)Goodwill is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our land segment. All of the goodwill assigned to the land segment was deductible for tax purposes.
Total revenue and income before income taxes of Flyers included in the Company's Consolidated Statement of Income and Comprehensive Income for the period from the date of acquisition through December 31, 2022 were $3.4 billion and $71.2 million, respectively.
The following presents unaudited pro forma combined financial information of the Company for the year ended December 31, 2021 as if the acquisition of Flyers had been completed on January 1, 2021 (in millions):

(unaudited)	For the Year Ended December 31, 2021
Revenue	$33,849.2
Net income attributable to World Kinect	$112.5
The unaudited pro forma combined financial information was based on the historical financial information of World Kinect and Flyers and includes (i) incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the incremental borrowings under our Credit Facility to finance the acquisition; (iii) nonrecurring transaction costs recognized in connection with the transaction; and (iv) the tax effect of the pro forma adjustments as well as the recognition of income tax expense associated with Flyers' historical statements, calculated using statutory tax rates, as Flyers was comprised of limited liability companies not subject to federal and state income taxes prior to the acquisition. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	December 31, 2023
Commodity contracts:
Long	BBL	87.9
Short	BBL	(89.1)

Foreign currency exchange contracts:
Sell U.S. dollar, buy other currencies	USD	(916.9)
Buy U.S. dollar, sell other currencies	USD	884.3

Interest rate contract:
Interest rate swap	USD	300.0
While the majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next year, our interest rate swap agreement matures in March 2025.

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Consolidated Balance Sheets location	2023	2022	2023	2022
Derivatives designated as hedging instruments
Commodity contracts	Other non-current assets	$0.3	$—	$—	$—
	Short-term derivative liabilities, net	24.8	3.4	20.9	6.7

Interest rate contract	Short-term derivative assets, net	12.7	12.9	—	—
	Other non-current assets	2.2	11.9	—	—
Total derivatives designated as hedging instruments		39.9	28.2	20.9	6.7

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	343.9	376.4	73.1	42.3
	Other non-current assets	139.8	293.3	17.2	66.9
	Short-term derivative liabilities, net	161.8	423.1	340.0	936.3
	Other long-term liabilities	121.2	201.8	217.9	399.8

Foreign currency contracts	Short-term derivative assets, net	24.7	21.8	9.8	18.5
	Other non-current assets	0.6	0.7	0.5	0.1
	Short-term derivative liabilities, net	8.7	2.0	18.3	19.8
	Other long-term liabilities	—	0.2	—	0.4
Total derivatives not designated as hedging instruments		800.8	1,319.2	676.8	1,484.1
Total derivatives		$840.7	$1,347.4	$697.8	$1,490.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of December 31,		As of December 31,
	2023	2022	2023	2022
Inventory	$55.3	$60.7	$(1.3)	$1.2

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Year Ended December 31,
	2023			2022			2021
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$47,710.6	$46,652.4	$127.7	$59,043.1	$57,954.1	$110.6	$31,337.0	$30,548.8	$40.2
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	0.8	—	—	43.9	—	—	22.1	—
Derivatives designated as hedging instruments	—	3.4	—	—	(52.0)	—	—	(24.3)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	0.2	—	—	(164.5)	2.6	—	(56.7)	319.0	—
Interest rate contract:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	—	—	14.0	—	—	(4.2)	—	—	(1.4)
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$47,710.4	$46,656.7	$141.7	$59,207.7	$57,948.6	$106.5	$31,393.6	$30,865.6	$38.8
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		Year Ended December 31,
	Location	2023	2022	2021
Commodity contracts	Revenue	$(1.5)	$(134.5)	$(369.4)
Commodity contracts	Cost of revenue	$(0.3)	$10.7	$11.0
For the years ended December 31, 2023, 2022 and 2021, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.

As of December 31, 2023, on a pre-tax basis, $0.7 million is scheduled to be reclassified from Accumulated other comprehensive loss over the next twelve months as an increase to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	Year Ended December 31,
	2023	2022	2021
Commodity contracts (Revenue)	$—	$(114.7)	$31.6
Commodity contracts (Cost of revenue)	(0.7)	2.1	166.1
Interest rate contracts (Interest expense and other financing costs, net)	3.0	11.3	5.5
Total gain (loss)	$2.4	$(101.3)	$203.2

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		Year Ended December 31,
	Location	2023	2022	2021
Commodity contracts	Revenue	$0.2	$(121.7)	$(43.0)
Commodity contracts	Cost of revenue	—	1.9	237.7
Interest rate contracts	Interest expense and other financing costs, net	10.3	(3.1)	(1.0)
Total gain (loss)		$10.5	$(122.9)	$193.6
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated	Location	Year Ended December 31,
		2023	2022	2021
Commodity contracts	Revenue	$(190.5)	$230.7	$88.4
	Cost of revenue	(41.4)	0.6	(14.2)
		(231.9)	231.3	74.2
Foreign currency contracts	Revenue	(8.0)	(1.7)	1.1
	Other income (expense), net	2.3	3.3	1.6
		(5.6)	1.6	2.7
Total gains (losses)		$(237.5)	$232.9	$76.9
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-related contingent features (in millions):

	As of December 31,
	2023	2022
Net derivative liability positions with credit contingent features	$99.1	$72.5
Collateral posted and held by our counterparties	—	(28.7)
Maximum additional potential collateral requirements	$99.1	$43.8

5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes issued in June 2023, as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$220.0	$560.2	$11.6	$791.8
Interest rate contract	—	14.8	—	14.8
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	16.5	—	16.5
Total assets at fair value	$220.0	$625.6	$11.6	$857.3

Liabilities:
Commodities contracts	$322.1	$345.3	$1.8	$669.1
Foreign currency contracts	—	28.7	—	28.7
Total liabilities at fair value	$322.1	$373.9	$1.8	$697.8

	Fair Value Measurements as of December 31, 2022
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$496.2	$797.6	$4.2	$1,298.0
Interest rate contract	—	24.7	—	24.7
Foreign currency contracts	—	24.7	—	24.7
Cash surrender value of life insurance	—	14.4	—	14.4
Total assets at fair value	$496.2	$861.4	$4.2	$1,361.8

Liabilities:
Commodities contracts	$497.4	$951.2	$3.4	$1,452.1
Interest rate contract	—	—	—	—
Foreign currency contracts	—	38.7	—	38.7
Total liabilities at fair value	$497.4	$989.9	$3.4	$1,490.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$791.8	$399.0	$392.8	$45.2	$—	$347.7
Interest rate contract	14.8	—	14.8	—	—	14.8
Foreign currency contracts	34.1	19.1	15.0	—	—	15.0
Total assets at fair value	$840.7	$418.0	$422.7	$45.2	$—	$377.5

Liabilities:
Commodities contracts	$669.1	$399.0	$270.1	$100.5	$—	$169.7
Foreign currency contracts	28.7	19.1	9.6	—	—	9.6
Total liabilities at fair value	$697.8	$418.0	$279.7	$100.5	$—	$179.2

	Fair Value as of December 31, 2022
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$1,298.0	$756.8	$541.1	$79.3	$—	$461.9
Interest rate contract	24.7	—	24.7	—	—	24.7
Foreign currency contracts	24.7	20.9	3.8	—	—	3.8
Total assets at fair value	$1,347.4	$777.7	$569.7	$79.3	$—	$490.5

Liabilities:
Commodities contracts	$1,452.1	$755.6	$696.4	$243.1	$—	$453.3
Interest rate contract	—	—	—	—	—	—
Foreign currency contracts	38.7	22.1	16.7	—	—	16.7
Total liabilities at fair value	$1,490.8	$777.7	$713.1	$243.1	$—	$470.0
At December 31, 2023 and 2022, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right to offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2023, two of our counterparties with a total exposure of $129.2 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $44.3 million.
Nonrecurring Fair Value Measurements
During the fourth quarter of 2023, we identified impairment indicators with respect to two of our investments as well as certain long-lived assets, as discussed below.

We identified an other-than-temporary impairment with respect to an equity method investment in a non-core business due to the inability of the investee to sustain an earning capacity at the pre-pandemic levels. The investment was written down to its fair value of $19.1 million (15.0 million GBP) as of December 31, 2023, resulting in the recognition of an impairment loss of $14.1 million during the three months ended December 31, 2023 and is recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our corporate segment. The fair value of the investment was measured using a combination of an income approach based on estimated future cash flows available to us as of the measurement date and a market approach using a selection of global companies comparable with the operations of the investee to derive market-based multiples. Due to the significance of unobservable inputs, including expected growth rates, the measurement is categorized as Level 3.
Additionally, we were notified that one of our investee's, accounted for as a cost method investment, is not able to raise capital and therefore intends to restructure its operations. As a result, the fair value of the investment was determined to be nominal and the investment was fully impaired. An impairment loss of $5.0 million was recognized during the three months ended December 31, 2023 and is recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our corporate segment. Due to the significance of unobservable inputs the measurement is categorized as Level 3.
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of December 31, 2022. The Flyers assets acquired and liabilities assumed were measured and recorded at their acquisition date fair values during the year ended December 31, 2022 as discussed in Note 3. Acquisitions.
During the fourth quarter of 2023 and the second quarter of 2021, we identified impairment indicators with respect to an asset group within the land segment. In each case, we determined that the carrying amount was not recoverable and recognized asset impairment charges of $2.2 million and $4.7 million during the years ended December 31, 2023 and 2021, respectively. The impairments are recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our land segment. The fair value of the asset group was measured using an income approach based on estimated future cash flows as of the measurement date. Due to the significance of unobservable inputs, the measurements are categorized as Level 3.
6. Goodwill and Identifiable Intangible Assets
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2021	$400.1	$461.8	$861.9
2022 acquisitions (1)	0.7	388.0	388.7
Foreign currency translation of non-USD functional currency subsidiary goodwill	(3.2)	(14.4)	(17.6)
As of December 31, 2022	397.6	835.3	1,233.0
2023 acquisitions	—	3.0	3.1
Adjustment for sale of business	—	(4.0)	(4.0)
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.6	5.3	5.9
As of December 31, 2023	$398.3	$839.7	$1,238.0
(1)See Note 3. Acquisitions for additional information.

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$512.4	$322.6	$189.8	$509.0	$292.6	$216.4
Supplier agreements	69.0	30.2	38.8	69.0	25.0	44.0
Others	55.2	34.6	20.6	54.3	32.1	22.2
Total intangible assets subject to amortization	636.5	387.4	249.2	632.2	349.7	282.5
Intangible assets not subject to amortization:
Trademark / trade name rights	50.5	—	50.5	53.6	—	53.6
Total intangible assets	$687.1	$387.4	$299.7	$685.9	$349.7	$336.2
(1)Includes the impact of foreign exchange.
Intangible amortization expense for 2023, 2022 and 2021 was $36.2 million, $43.4 million and $30.1 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2024	$35.0
2025	33.2
2026	28.0
2027	23.6
2028	21.2
Thereafter	108.3
Total	$249.2
7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	As of December 31,
	2023	2022
Credit Facility	$—	$339.0
Term Loan	476.4	488.4
Convertible Notes (1)	338.5	—
Finance leases (2)	15.7	15.4
Other(3)	57.3	2.9
Total debt	887.9	845.7
Less: Current maturities of long-term debt and finance leases	78.8	15.8
Long-term debt	$809.1	$829.9
(1)The Convertible Notes conversion feature did not require separate accounting. As a result, a liability was recognized for the aggregate principal, net of issuance costs. As of December 31, 2023 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $11.5 million. As of December 31, 2023, the fair value of the Convertible Notes is estimated to be approximately $354.1 million using the Level 2 observable input of quoted market prices in an inactive market.
(2)See Note 13. Leases for additional information.
(3)Includes secured borrowings of $53.6 million (EUR 48.5) as of December 31, 2023 for the transfer of tax receivables.
Annual Maturities
As of December 31, 2023, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2024	$76.5
2025	28.8
2026	25.5
2027	406.0
2028	350.3
Thereafter	0.9
Total	$887.9
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
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. Separately, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. The net cost of $30.5 million was recorded as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.
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
As of December 31, 2023 and 2022, we had issued letters of credit under the Credit Facility totaling $138.1 million and $38.3 million, respectively. As of December 31, 2023 and 2022, the unused portion of our Credit Facility was $1.4 billion and $1.1 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2023, the applicable margins for base rate loans and Eurodollar rate loans were 0.875% and 1.875%, respectively.
Our Credit Agreement contains certain financial and other covenants with which we are required to comply. As of December 31, 2023, we were in compliance with all financial covenants contained in our Credit Agreement.
Other Credit Lines
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2023 and 2022, our outstanding letters of credit and bank guarantees under these credit lines totaled $437.1 million and $523.1 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our interest income (expense), and other financing costs, net (in millions):

	Year Ended December 31,
	2023	2022	2021
Interest income	$7.8	$6.8	$7.0
Interest expense and other financing costs	(135.5)	(117.4)	(47.2)
Interest expense and other financing costs, net	$(127.7)	$(110.6)	$(40.2)
The weighted average interest rate on our short-term debt, excluding secured borrowings, was 6.9% and 5.2% as of December 31, 2023 and 2022, respectively.
During the year ended December 31, 2023, we recognized interest expense of $7.2 million associated with our Convertible Notes, which consisted of $6.0 million related to the 3.250% coupon rate and $1.2 million from the amortization of debt issuance costs.

8. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2023	2022	Useful Lives
Land	$81.9	$72.8	Indefinite
Buildings and leasehold improvements	108.4	103.6	3 - 40 years
Office equipment, furniture and fixtures	14.1	15.7	3 - 7 years
Computer equipment and software costs	329.2	292.2	3 - 9 years
Machinery, equipment and vehicles (1)	433.4	395.4	3 - 40 years
Total property and equipment	966.9	879.6
Less: Accumulated depreciation and amortization (1)	451.6	395.4
Total property and equipment, net	$515.3	$484.2
(1)Includes right of use assets associated with finance leases. See Note 13. Leases for additional information.
For 2023, 2022 and 2021, we recorded depreciation expense of $68.3 million, $64.4 million and $50.8 million, respectively.
The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs, included in property and equipment are as follows (in millions):

	As of December 31,
	2023	2022
Computer software costs	$289.2	$249.5
Less: Accumulated amortization	175.0	150.2
Computer software costs, net	$114.2	$99.3
Included in capitalized computer software costs are costs incurred in connection with software development in progress of $0.9 million and $5.2 million as of December 31, 2023 and 2022, respectively. For 2023, 2022 and 2021, we recorded amortization expense related to computer software costs of $25.4 million, $21.0 million and $17.6 million, respectively.
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
Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Aviation	$1,151.9	$1,200.9	$682.8
Land	153.9	9.9	36.8
Marine	4,235.6	5,851.6	3,419.5
Asia Pacific	5,541.5	7,062.4	4,139.2

Aviation	4,320.6	4,481.0	1,903.1
Land	3,224.8	4,141.1	2,491.8
Marine	2,475.9	3,739.7	2,364.6
EMEA	10,021.2	12,361.8	6,759.5

Aviation	4,167.4	4,703.5	2,092.4
Land	1,010.4	907.1	590.6
Marine	806.0	1,099.7	621.3
LATAM	5,983.8	6,710.3	3,304.3

Aviation	13,625.0	16,689.0	8,533.1
Land	10,993.5	14,028.8	7,251.5
Marine	1,728.7	2,263.7	1,220.0
North America	26,347.3	32,981.6	17,004.7

Other revenues (excluded from ASC 606) (1)	(183.2)	(72.9)	129.2

Total revenue	$47,710.6	$59,043.1	$31,337.0
(1)Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets, and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. As of December 31, 2023 and 2022, the contract assets and contracts liabilities recognized by the Company were not material.

10. Income Taxes
Income Tax Provision (Benefit)
U.S. and foreign income before income taxes consist of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
United States	$(34.8)	$(90.3)	$(47.7)
Foreign	101.5	235.4	147.8
Income (loss) before income taxes	$66.7	$145.1	$100.0
Our total income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
U.S. federal statutory tax	$8.9	$4.2	$4.4
State	2.4	2.2	1.4
Foreign	23.4	42.9	22.4
Current income tax expense (benefit)	34.8	49.2	28.2
Deferred:
U.S. federal statutory tax	(12.7)	(4.6)	2.2
State	(1.1)	0.6	2.7
Foreign	(16.9)	(14.5)	(12.5)
Deferred income tax expense (benefit)	(30.7)	(18.5)	(7.6)
Non-current tax expense (income) (1)	8.9	(1.5)	5.3
Total provision for income taxes	$13.0	$29.2	$25.8
(1)Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.
Income Tax Rate Reconciliation
A reconciliation of the tax provision calculated using the U.S. federal statutory income tax rate to our tax provision is as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Tax provision based on U.S. federal statutory tax rate	$14.0	$30.5	$21.0
Foreign rates varying from federal statutory tax rate	(1.5)	(5.4)	(10.3)
State income taxes, net of U.S. federal income tax benefit	7.5	0.7	1.8
U.S. taxes on foreign earnings and other tax reform impacts	9.4	29.7	11.1
Uncertain tax positions	8.9	(1.5)	5.3
Statutory adjustments, including foreign currency and tax rate changes	(9.2)	(3.8)	0.6
Non-taxable interest income & non-deductible interest expense	(3.3)	2.1	(2.1)
Valuation allowances	(10.9)	(13.3)	(6.6)
Non-deductible officer compensation	1.8	1.0	1.5
Withholding tax	8.0	7.8	6.2
Foreign tax credit	(13.2)	(25.0)	(5.6)
Other	1.5	6.6	2.9
Total provision for income taxes	$13.0	$29.2	$25.8

For the year ended December 31, 2023, our income tax provision was $13.0 million and our effective income tax rate was 19.5%. Our income tax provision for the year ended December 31, 2023 includes a net discrete income tax benefit of $5.4 million, which includes a benefit of $7.5 million related to the reversal of valuation allowances previously recorded against deferred tax assets of certain foreign subsidiaries and states, as well as a benefit of $4.8 million related to return-to-provision adjustments, partially offset by a net expense of $6.9 million related to the remeasurement of uncertain tax positions and other worldwide adjustments.
For the year ended December 31, 2022, our income tax provision was $29.2 million and our effective income tax rate was 20.2%. Our income tax provision for the year ended December 31, 2022 included a net discrete income tax benefit of $15.5 million, of which a benefit of $14.9 million related to the reversal of valuation allowances previously recorded against the deferred tax assets of certain foreign subsidiaries and a benefit of $2.7 million related to the remeasurement of uncertain tax positions, partially offset by other worldwide tax adjustments.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2023, $1.1 billion of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $227.3 million in foreign withholding tax. We also have $724.1 million of accumulated foreign earnings that are actually or deemed repatriated, for which we have estimated the associated foreign withholding and state income tax effects to be $12.0 million for the year ended December 31, 2023.
Deferred Tax Assets and Liabilities
The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2023	2022
Gross Deferred Tax Assets:
Bad debt reserve and accrued expenses	$15.8	$12.0
Net operating loss	69.1	56.7
Accrued and other share-based compensation	26.0	26.1
U.S. foreign income tax credits	15.8	8.3
Interest expense limitations	45.8	26.6
Other	7.1	7.2
Total gross deferred tax assets	179.6	136.8
Less: Valuation allowance (1)	15.2	26.1
Gross deferred tax assets, net of valuation allowance	164.5	110.7
Gross Deferred Tax Liabilities:
Depreciation	(32.2)	(26.7)
Goodwill and intangible assets	(84.4)	(70.8)
Unrealized foreign exchange, derivatives, and cash flow hedges	(6.7)	(7.0)
Deferred tax costs on foreign unrepatriated earnings	(12.0)	(11.8)
Other	(4.9)	(4.3)
Total gross deferred tax liabilities	(140.3)	(120.6)
Net deferred tax liability	$—	$9.9
Net deferred tax asset	$24.2	$—
Reported on the Consolidated Balance Sheets as:
Other non-current assets for deferred tax assets, non-current	$83.4	$68.0
Non-current income tax liabilities, net for deferred tax liabilities, non-current	$59.2	$77.9
(1)During the year ended December 31, 2023, we recognized additional valuation allowances of $0.2 million relating primarily to the 2023 results of certain our worldwide entities and released valuation allowances totaling $11.1 million relating to certain of our US and non-US entities.

As of December 31, 2023 and 2022, we had gross net operating losses ("NOLs") of approximately $451.2 million and $455.7 million, respectively. The NOLs as of December 31, 2023 originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $69.1 million reflecting the benefit of the NOL carryforward as of December 31, 2023. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2024-2043	$8.5
US States	Indefinite	3.8
Foreign	2024-2043	8.1
Foreign	Indefinite	48.7
Total		$69.1
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2023, a valuation allowance of $15.2 million exists on the deferred tax assets that are not expected to be realized, $9.6 million of which relates to the deferred tax asset for NOLs. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
Singapore Tax Concession
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
The decrease to our foreign income taxes from the Singapore tax concession was as follows (in millions, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Singapore tax concession impact on foreign income tax	$(2.1)	$(3.3)	$(1.1)
Impact on basic earnings per share	$(0.03)	$(0.05)	$(0.02)
Impact on diluted earnings per share	$(0.03)	$(0.05)	$(0.02)
Income Tax Contingencies
We record gross assets and liabilities for unrecognized income tax benefits ("Unrecognized Tax Assets" and "Unrecognized Tax Liabilities", respectively) in our Consolidated Balance Sheets.
During the year ended December 31, 2023, we recorded a net increase of Unrecognized Tax Liabilities of $5.0 million and a net increase to Unrecognized Tax Assets of $2.8 million. In addition, during the year ended December 31, 2023, we recorded an increase of $1.9 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2023, our Unrecognized Tax Liabilities, including penalties and interest, were $106.4 million and our Unrecognized Tax Assets were $21.1 million.
During the year ended December 31, 2022, we recorded a net decrease of $7.0 million of liabilities related to Unrecognized Tax Liabilities and a net decrease of $5.6 million in assets related to Unrecognized Tax Assets. In addition, during the year ended December 31, 2022, we recorded a decrease of $2.9 million to our Unrecognized Tax Liabilities related to a foreign currency translation gain, which is included in Other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2022, our Unrecognized Tax Liabilities, including penalties and interest, were $93.5 million and our Unrecognized Tax Assets were $18.2 million.

The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	2023	2022	2021
Gross Unrecognized Tax Liabilities – opening balance	$68.1	$75.1	$78.2
Gross increases – tax positions in prior period	7.7	2.2	2.4
Gross decreases – tax positions in prior period	(0.4)	(8.0)	(6.1)
Gross increases – tax positions in current period	1.4	2.0	3.5
Settlements	(0.5)	(1.6)	—
Payments	—	1.6	—
Lapse of statute of limitations	(3.2)	(3.3)	(2.9)
Gross Unrecognized Tax Liabilities – ending balance	$73.1	$68.1	$75.1
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $21.1 million, as of December 31, 2023, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $52.0 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with ASC 740. This would have the impact of reducing our 2023 effective income tax rate by 78.6%. As of December 31, 2023, it is reasonably possible that approximately $4.5 million of our unrecognized income tax liabilities may decrease within the next twelve months due to the expiration of statutes of limitations.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $5.1 million, $2.0 million and $2.6 million during the years ended December 31, 2023, 2022, and 2021, respectively. For penalties, we recorded expense of $2.8 million, expense of $0.3 million, and income of $0.3 million during the years ended December 31, 2023, 2022, and 2021, respectively. As of December 31, 2023 and 2022, we had recognized liabilities of $25.9 million and $20.8 million for interest and $7.5 million and $4.6 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax years, where one of our subsidiaries has been under audit since 2018. Through December 31, 2023, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $14.2 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.8 million (DKK 133.8 million) and $23.0 million (DKK 155.5 million), respectively. We believe these assessments are without merit and are vigorously defending against the actions. We have not yet received any proposed assessments related to the 2018 - 2019 tax years, which could be materially larger than the previous assessments if a similar methodology is applied.
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

In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013-2019	2020-2023
United States	None	2020-2023
United Kingdom	None	2020-2023
Singapore	None	2020-2023
Other non-U.S.	None	2013-2023
On October 4, 2021, 136 members of the Organization for Economic Co-operation and Development (“OECD”) agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion (“GloBE”) rules. The GloBE rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate. On December 14, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many EU countries have already indicated they plan to enact certain provisions of this directive as of January 1, 2024. In addition, many G20 nations have indicated their plan to follow the OECD guidance as early as January 1, 2024. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates. The legislation will be effective for the Company’s financial year beginning January 1, 2024.
The assessment of the Company’s potential exposure to Pillar Two is based on the most recent tax filings, country-by-country reporting, and financial statements. While the Company has identified no material exposure from Pillar Two income taxes, we continue to assess the exposure and expects to complete the assessment in the first quarter of 2024.
11. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance, and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $71.9 million and $59.7 million as of December 31, 2023 and 2022, respectively.
Sales and Purchase Commitments
As of December 31, 2023, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $1.2 billion and $548.7 million, respectively, with delivery dates from 2024 through 2029. Additionally, we have a fixed purchase contract that extends through 2026, under which we have agreed to purchase annually between 1.9 million and 2.0 million barrels of aviation fuel at future market prices.
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

We offer a non-qualified deferred compensation ("NQDC") plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $14.9 million and $14.0 million as of December 31, 2023 and 2022, respectively, which was principally included in Other long-term liabilities within our Consolidated Balance Sheets.
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
We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. As of December 31, 2023 and 2022, accrued liabilities for remediation reserves were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
Tax Matters
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $26.5 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe that these assessments are without merit and are currently appealing the actions.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment of approximately $11.9 million (BRL 57.5 million) from the Brazilian tax authorities relating to the ICMS rate used for certain transactions. The assessment primarily consists of tax, interest and penalties. In November 2023, the deadline for the Brazilian tax authorities to appeal a previous judgment reducing the interest rate applicable to the assessment passed. We believe that the assessment is without merit and are pursuing our remedies in the judicial court system.
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

Other Matters
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which are principally reported within Cost of revenue on the Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. We have responded to the information requests and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this investigation, including whether the investigation will result in any action, proceeding or fine against us.
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
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. As of December 31, 2023, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.
12. Shareholders' Equity
Cash Dividends
During the years ended December 31, 2023, 2022 and 2021, the Company's Board of Directors declared aggregate cash dividends of $0.56, $0.52, and 0.48 per common share, representing $33.8 million, $32.2 million, and $30.0 million in total dividends, respectively. Cash dividends declared, but not yet paid, were $8.4 million, $8.6 million and $7.4 million as of December 31, 2023, 2022 and 2021, respectively.
The payments associated with the above referenced cash dividends were in compliance with restrictions regarding the maximum amount of cash dividends allowed to be paid under our Credit Agreement.
Stock Repurchases
During the second quarter of 2023, we used a portion of the proceeds from the issuance of Convertible Notes to repurchase approximately 2.24 million shares of common stock from purchasers of the Convertible Notes for an aggregate purchase price of approximately $50.0 million. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information regarding the issuance of Convertible Notes.
2020 Repurchase Program
In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of December 31, 2023, approximately $137.0 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

During the years ended December 31, 2023, 2022, and 2021, we repurchased 0.5 million, 2.0 million, and 1.7 million shares of common stock under the 2020 Repurchase Program for an aggregate value of $10.1 million, $48.7 million, and $50.5 million, respectively.
Share-Based Payment Plans
Plan Summary and Description
In May 2021, our shareholders approved the 2021 Omnibus Plan (the "2021 Plan"), which replaced our previously adopted 2020 Omnibus Plan (the "2020 Plan"). The 2021 Plan is administered by the Compensation Committee of the Board of Directors (the "Compensation Committee"). The purpose of the 2021 Plan is to (i) attract and retain persons eligible to participate in the 2021 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Kinect and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2021 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.
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
Under the 2021 Plan, 2.9 million shares of common stock were authorized for issuance in addition to any shares of common stock with respect to awards that were granted under the prior plans (2020, 2016, and 2006) but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2021. As of December 31, 2023, approximately 3.2 million shares of common stock were subject to outstanding awards under the 2021, 2020, 2016, and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2023 and the remaining shares of common stock available for future issuance (in millions):

Plan name	RSUs	SSAR Awards	Remaining Shares of Common Stock Available for Future Issuance
2021 Plan (1)	2.6	—	1.9
2020 Plan (2)	0.3	—	—
2016 Plan (3)	—	0.3	—
2006 Plan (4)	0.1	—	—
(1)As of December 31, 2023, unvested RSUs will vest between February 2024 and May 2027.
(2)As of December 31, 2023, unvested RSUs will vest between March 2024 and May 2024.
(3)As of December 31, 2023, the outstanding SSAR Awards will expire between March 2024 and March 2025.
(4)RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.
Restricted Stock Awards
No restricted stock awards vested during the years ended December 31, 2023 and 2022. The aggregate intrinsic value of restricted stock which vested during the year ended December 31, 2021 was $0.6 million based on the average high and low market price of our common stock at the vesting date. There were no unvested restricted stock awards outstanding as of December 31, 2023 and 2022.

RSU Awards
RSUs may contain one or more service, performance, or market-based vesting conditions. The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

	RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2020	1.8	$25.17	$57.1	1.3
Granted	0.7	33.08
Vested	(0.5)	27.34
Forfeited	(0.3)	28.55
As of December 31, 2021	1.7	27.30	46.3	1.2
Granted (1)	2.1	25.86
Vested	(0.6)	27.27
Forfeited	(0.3)	25.97
As of December 31, 2022	3.0	26.41	81.4	1.6
Granted	1.3	23.48
Vested	(0.8)	25.16
Forfeited	(0.5)	23.24
As of December 31, 2023	3.0	$25.99	$67.9	1.5
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
The aggregate intrinsic value of RSUs vested during the years ended December 31, 2023, 2022 and 2021 was $18.2 million, $14.8 million and $18.1 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2020	2.3	$29.08	$7.3	2.5	0.2	$41.85	$—	0.8
Exercised (1)	(0.1)	24.89
Forfeited	(1.0)	29.91
As of December 31, 2021	1.3	28.78	0.6	1.9	0.4	29.18	0.2	1.0
Expired	(0.1)	36.25
Forfeited	(0.6)	29.58
As of December 31, 2022	0.5	26.35	0.8	0.9	0.4	27.43	0.3	0.5
Exercised (2)	(0.2)	26.40
As of December 31, 2023	0.3	$26.09	$—	0.8	0.3	$26.09	$—	0.8
(1)The aggregate intrinsic value of SSAR Awards exercised was $0.9 million for the year ended December 31, 2021.

(2)The aggregate intrinsic value of SSAR Awards exercised was $0.8 million for the year ended December 31, 2023.
Unrecognized Compensation Cost
As of December 31, 2023, there was $49.8 million of total unrecognized compensation cost related to unvested share-based payment awards, which is expected to be recognized as compensation expense over a weighted average period of 1.4 years.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss), consisting of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and cash flow hedges, was as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2021	$(134.0)	$(2.7)	$(136.7)
Other comprehensive income (loss) before reclassifications	(45.5)	(101.3)	(146.9)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	122.9	122.9
Balance as of December 31, 2022	(179.5)	18.9	(160.6)
Other comprehensive income (loss) before reclassifications	19.9	2.4	22.2
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(10.5)	(10.5)
Balance as of December 31, 2023	$(159.6)	$10.8	$(148.9)
The foreign currency translation adjustment gain for the year ended December 31, 2023 was due primarily to the effect of a weaker U.S. dollar compared to most foreign currencies, including the British Pound.
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
We recognized the following total lease cost related to our lease arrangements (in millions):

	Year Ended December 31,
	2023	2022	2021
Finance lease cost:
Amortization of right-of-use assets	$4.0	$4.2	$4.6
Interest on lease liabilities	0.7	0.6	0.7
Operating lease cost	44.8	47.6	41.4
Short-term lease cost	27.1	22.6	24.6
Variable lease cost	8.6	6.9	6.8
Sublease income	(14.5)	(12.1)	(4.8)
Total lease cost	$70.6	$69.9	$73.3

As of December 31, 2023, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2024	$39.4	$3.7
2025	32.1	3.7
2026	26.9	3.6
2027	22.6	2.5
2028	20.8	1.7
Thereafter	86.4	1.5
Total remaining lease payments (undiscounted)	228.2	16.8
Less: imputed interest	38.1	1.1
Present value of lease liabilities	$190.1	$15.7
Supplemental balance sheet information related to leases (in millions):

		December 31,
	Classification	2023	2022
Assets:
Operating lease assets	Identifiable intangible and other non-current assets	$180.5	$188.5
Finance lease assets	Property and equipment, net	$15.5	$14.8

Liabilities:
Operating lease liability - current	Accrued expenses and other current liabilities	$32.2	$35.9
Operating lease liability - long-term	Other long-term liabilities	$157.9	$164.2
Finance lease liability - current	Current maturities of long-term debt	$3.2	$3.7
Finance lease liability - long-term	Long-term debt	$12.4	$11.7
Other information related to leases:

	December 31,
	2023	2022
Weighted average remaining lease term of finance leases (in years)	5.0	5.0
Weighted average remaining lease term of operating leases (in years)	8.5	8.5
Weighted average discount rate of finance leases	4.5%	3.6%
Weighted average discount rate of operating leases	5.5%	5.3%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$0.7	$0.6
Operating cash flows from operating leases	$46.2	$49.1
Financing cash flows from finance leases	$4.3	$4.3
Noncash investing and financing lease activities (in millions):
Right of use assets obtained in exchange for new operating lease liability (1)	$16.8	$83.2
Right of use assets obtained in exchange for new finance lease liability	$3.7	$0.6
(1)Includes $45.0 million of right of use assets recognized upon acquisition of Flyers during the year ended December 31, 2022, as discussed in Note 3. Acquisitions.

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
In our aviation segment, we provide global aviation fuel supply and comprehensive services solutions to major commercial airlines, second and third-tier airlines, cargo carriers, regional and low cost carriers, airports, fixed based operators, corporate fleets, charter and fractional operators, and private aircraft. We also supply fuel and provide services to U.S. and foreign government and military customers.
In our land segment, we offer fuel, lubricants, heating oil, and related products and services to commercial, industrial, residential and government customers, as well as retail petroleum operators. We provide energy advisory services, sustainability solutions, as well as supply fulfillment for natural gas and power.
In our marine segment, we market fuel, lubricants, and related products and services to a broad base of marine customers, including international container, dry bulk and tanker fleets, commercial cruise lines, yachts and time-charter operators, U.S. and foreign governments, as well as other fuel suppliers.
Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.
Information concerning our revenue, gross profit and income from operations by segment is as follows (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Revenue:
Aviation segment	$23,275.1	$26,799.9	$12,824.3
Land segment	15,189.9	19,283.7	10,426.8
Marine segment	9,245.6	12,959.6	8,085.8
Total revenue	$47,710.6	$59,043.1	$31,337.0
Income from operations:(1)
Aviation segment	$208.8	$99.5	$163.4
Land segment	40.1	125.6	44.6
Marine segment	82.3	155.5	20.7
Corporate overhead - unallocated	(133.2)	(107.4)	(86.1)
Total income from operations	$198.0	$273.2	$142.6
Depreciation and amortization:
Aviation segment	$32.0	$32.8	$32.7
Land segment	61.3	65.1	39.0
Marine segment	3.6	3.3	3.5
Corporate segment	7.7	6.5	5.8
Total depreciation and amortization	$104.5	$107.8	$81.0
Capital expenditures:
Aviation segment	$25.3	$25.9	$18.8
Land segment	42.5	38.1	17.4
Marine segment	8.7	4.8	2.7
Corporate segment	11.1	9.9	0.1
Total capital expenditures	$87.6	$78.6	$39.2

(1)Includes asset impairment and restructuring charges as discussed in Note 5. Fair Value Measurements and Note 15. Restructuring.
Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2023	2022
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $9.1 and $4.9 as of December 31, 2023 and 2022, respectively	$1,285.7	$1,452.4
Land segment, net of allowance for credit losses of $6.3 and $5.8 as of December 31, 2023 and 2022, respectively	767.4	1,141.9
Marine segment, net of allowance for credit losses of $2.9 and $3.4 as of December 31, 2023 and 2022, respectively	682.4	699.8
Total accounts receivable, net	$2,735.5	$3,294.1
Total assets:
Aviation segment	$2,767.4	$3,036.2
Land segment	3,323.4	3,710.1
Marine segment	992.8	1,007.4
Corporate	291.8	410.8
Total assets	$7,375.3	$8,164.6
Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2023	2022	2021
Revenue:
United States	$25,403.7	$32,901.7	$16,696.2
EMEA (1)	10,003.2	12,396.1	6,735.7
Asia Pacific (2)	5,430.7	7,076.6	4,620.0
Americas, excluding United States	6,873.0	6,668.6	3,285.1
Total (3)	$47,710.6	$59,043.1	$31,337.0

	As of December 31,
	2023	2022
Property and equipment, net:
United States	$324.8	$323.7
EMEA	147.7	138.1
Asia Pacific	10.1	9.9
Americas, excluding United States	32.7	12.6
Total	$515.3	$484.2
(1)Includes revenue related to the U.K. of $5.3 billion, $6.7 billion and $4.2 billion for 2023, 2022 and 2021, respectively.
(2)Includes revenue related to Singapore of $5.3 billion, $7.2 billion and $4.6 billion for 2023, 2022 and 2021, respectively.
(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 9. Revenue from Contracts with Customers.

Major Customers
For the years ended December 31, 2023, 2022, and 2021, none of our customers accounted for more than 10% of total consolidated revenue.
15. Restructuring
2023 Restructuring Plan
In November 2023, we approved and began implementing a restructuring plan to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. During the year ended December 31, 2023, we recognized restructuring charges of $7.2 million, composed of severance and other compensation costs. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges during the fourth quarter of 2023 as discussed below.
We expect to continue assessing potential initiatives during the first quarter of 2024, which could result in additional restructuring charges, with the intent of completing the restructuring activities during the second quarter of 2024.
The following table provides a summary of our 2023 Restructuring Program activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2022	$—	$—	$—	$—	$—
Restructuring charges	1.5	3.9	—	1.7	7.2
Paid during the period	(0.4)	(0.3)	—	(0.8)	(1.5)
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
In connection with the 2023 Restructuring Plan, we identified impairment indicators for certain asset groups, consisting of intangible and other long-lived assets principally within the land segment, due to expected changes to our future operations and the impact to the expected future cash flows. These asset groups were tested for impairment and we concluded that the carrying amounts were not recoverable and the fair value of the assets was nominal. As a result, we recognized asset impairment charges of $11.2 million during the fourth quarter of 2023, which are included within Asset impairments on the Consolidated Statements of Income and Comprehensive Income.
2020 Restructuring Program
In the first quarter of 2020, we implemented a restructuring initiative focused on streamlining our operations and rationalizing our deployment and allocation of resources in the overall economic landscape due to the COVID-19 pandemic. During the fourth quarter of 2021, we completed all necessary activities and closed the restructuring program. During the year ended December 31, 2022, we paid previously accrued restructuring charges of $0.2 million and released the remaining accrual associated with the restructuring program, which resulted in the reversal of $0.8 million of previously recognized restructuring charges.

16. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2023	2022	2021
Numerator:
Net income (loss) attributable to World Kinect	$52.9	$114.1	$73.7
Denominator:
Weighted average common shares for basic earnings per common share	61.4	62.3	62.9
Effect of dilutive securities	0.3	0.4	0.4
Weighted average common shares for diluted earnings per common share	61.7	62.7	63.3
Basic earnings (loss) per common share	$0.86	$1.83	$1.17
Diluted earnings (loss) per common share	$0.86	$1.82	$1.16
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.5	1.5
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2024.
WORLD KINECT CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2024.

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