Form 10-Q
period 2024-03-31
WORLD KINECT CORP
filed 2024-04-26
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 59,938,301 shares of common stock, par value $0.01 per share, issued and outstanding as of April 19, 2024.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	March 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$321.3	$304.3
Accounts receivable, net of allowance for credit losses of $20.0 million and $18.3 million as of March 31, 2024 and December 31, 2023, respectively	2,679.0	2,735.5
Inventories	654.6	664.6
Prepaid expenses	73.9	77.6
Short-term derivative assets, net	233.6	275.4
Other current assets	430.1	446.4
Total current assets	4,392.6	4,503.8
Property and equipment, net	496.1	515.3
Goodwill	1,175.2	1,238.0
Identifiable intangible assets, net	284.0	299.7
Other non-current assets	826.4	818.6
Total assets	$7,174.4	$7,375.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$81.1	$78.8
Accounts payable	2,965.5	3,097.6
Short-term derivative liabilities, net	134.9	128.2
Accrued expenses and other current liabilities	680.9	745.0
Total current liabilities	3,862.4	4,049.7
Long-term debt	802.6	809.1
Other long-term liabilities	550.9	566.9
Total liabilities	5,215.9	5,425.7
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 59.9 and 59.8 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	0.6	0.6
Capital in excess of par value	114.3	109.6
Retained earnings	1,998.8	1,981.6
Accumulated other comprehensive income (loss)	(161.7)	(148.9)
Total World Kinect shareholders' equity	1,952.0	1,943.0
Noncontrolling interest	6.5	6.7
Total equity	1,958.5	1,949.6
Total liabilities and equity	$7,174.4	$7,375.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended March 31,
	2024	2023
Revenue	$10,951.4	$12,481.6
Cost of revenue	10,697.3	12,218.9
Gross profit	254.1	262.7
Operating expenses:
Compensation and employee benefits	115.5	119.2
General and administrative	75.1	79.0
Restructuring charges	0.2	—
Total operating expenses	190.8	198.2
Income (loss) from operations	63.3	64.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(28.9)	(34.3)
Other income (expense), net	(3.9)	(3.5)
Total non-operating income (expense), net	(32.8)	(37.8)
Income (loss) before income taxes	30.5	26.7
Provision for income taxes	3.3	4.2
Net income (loss) including noncontrolling interest	27.2	22.6
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Net income (loss) attributable to World Kinect	$27.4	$22.8
Basic earnings (loss) per common share	$0.46	$0.37
Basic weighted average common shares	59.9	62.2
Diluted earnings (loss) per common share	$0.45	$0.36
Diluted weighted average common shares	60.3	62.8
Comprehensive income:
Net income (loss) including noncontrolling interest	$27.2	$22.6
Other comprehensive income (loss):
Foreign currency translation adjustments	(11.8)	5.7
Cash flow hedges, net of income tax expense (benefit) of ($0.5) and ($0.7) for the three months ended March 31, 2024 and 2023, respectively	(1.0)	(2.2)
Total other comprehensive income (loss)	(12.9)	3.5
Comprehensive income (loss) including noncontrolling interest	14.3	26.1
Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income (loss) attributable to World Kinect	$14.5	$26.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
Net income (loss)	—	—	—	27.4	—	27.4	(0.2)	27.2
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Balance as of March 31, 2024	59.9	$0.6	$114.3	$1,998.8	$(161.7)	$1,952.0	$6.5	$1,958.5

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	$0.6	$188.2	$1,976.7	$(157.1)	$2,008.3	$5.7	$2,014.0

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$27.2	$22.6
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	16.7	(94.1)
Depreciation and amortization	25.3	25.8
Noncash operating lease expense	8.4	8.6
Provision for credit losses	3.0	0.3
Share-based payment award compensation costs	5.9	6.1
Deferred income tax expense (benefit)	(25.9)	(2.8)
Unrealized foreign currency (gains) losses, net	14.4	(15.0)
Other	6.4	5.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	36.1	295.7
Inventories	11.3	161.4
Prepaid expenses	(0.7)	2.0
Other current assets	37.0	8.1
Cash collateral with counterparties	122.5	96.9
Other non-current assets	(28.1)	(7.3)
Change in derivative assets and liabilities, net	0.3	0.5
Accounts payable	(122.6)	(312.2)
Accrued expenses and other current liabilities	(29.5)	(56.3)
Other long-term liabilities	2.4	(2.4)
Net cash provided by (used in) operating activities	110.2	143.0
Cash flows from investing activities:
Capital expenditures	(17.5)	(18.8)
Other investing activities, net	0.6	(4.7)
Net cash provided by (used in) investing activities	(16.9)	(23.5)
Cash flows from financing activities:
Borrowings of debt	939.0	2,101.0
Repayments of debt	(942.9)	(2,224.1)
Dividends paid on common stock	(8.4)	(8.6)
Payments of deferred consideration for acquisitions	(50.7)	(60.8)
Other financing activities, net	(1.3)	(0.3)
Net cash provided by (used in) financing activities	(64.3)	(192.8)
Cash and cash equivalents reclassified as assets held for sale	(6.2)	—
Effect of exchange rate changes on cash and cash equivalents	(5.8)	(8.3)
Net increase (decrease) in cash and cash equivalents	17.1	(81.7)
Cash and cash equivalents, as of the beginning of the period	304.3	298.4
Cash and cash equivalents, as of the end of the period	$321.3	$216.7
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
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2023 Annual Report on Form 10-K ("2023 10-K Report"). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2023 10-K Report.
Certain prior period amounts in the Condensed Consolidated Financial Statements and accompanying Notes have been reclassified to conform to the current period presentation. Due to rounding, certain amounts may not add; however, all percentages have been calculated using unrounded amounts.
New Accounting Standards
Accounting Standards Issued but Not Yet Adopted
Segment Reporting. ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023. ASU 2023-07 amends the guidance in Accounting Standards Codification ("ASC") 280, Segment Reporting to require public entities to disclose significant segment expenses and other segment items on an interim and annual basis. The amendment also requires disclosure of the chief operating decision maker's ("CODM") title and position on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Additionally, the amended guidance permits companies to disclose more than one measure of segment profit or loss used by the CODM provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles. The amendment also requires all disclosures about a reportable segment’s assets and profit or loss, currently required only in annual periods, in all interim periods. The ASU does not change how a public entity identifies or aggregates its operating segments or how quantitative thresholds are applied to determine an entities' reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.

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
There are no other recently issued accounting standards not yet adopted by us that are expected, upon adoption, to have a material impact on the Company’s Consolidated Financial Statements or processes.
Recent Securities and Exchange Commission Final Rules Issued but Not Yet Effective
Climate-Related Disclosures. In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules requiring registrants to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, registrants will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules also require registrants to disclose outside the financial statements information regarding governance and oversight of material climate-related risks, the material impacts of climate risks on the strategy, business model and outlook, risk management processes and material scope 1 and scope 2 greenhouse gas emissions and any material climate-related targets and goals when the registrant has made a target or goal that has materially affected or is reasonable likely to materially affect its business, results of operations, or financial condition. The rules are generally scheduled to be effective for annual reporting periods beginning in 2025. In April 2024, the SEC voluntarily stayed the rules pending judicial review. The Company is currently evaluating these final rules to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.
Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2023 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2023 10-K Report.
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
We had accounts receivable, net, of $2.7 billion and $2.7 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.7 million and $20.8 million, as of March 31, 2024 and December 31, 2023, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2024 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of March 31, 2024, 93% of our accounts receivable were outstanding less than 60 days.

The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Three Months Ended March 31,
	2024	2023
Balance as of January 1,	$20.8	$17.3
Charges to allowance for credit losses	3.0	0.3
Write-off of uncollectible receivables	(2.4)	(1.1)
Recoveries of credit losses	0.2	0.1
Translation adjustments	0.1	—
Balance as of March 31,	$21.7	$16.6
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
During the three months ended March 31, 2024 and 2023, we sold receivables under the RPAs with an aggregate face value of $3.0 billion and $3.0 billion and recognized fees of $10.2 million and $11.7 million, respectively.
3. Acquisitions and Divestitures
2024 Acquisitions and Divestitures
There were no acquisitions during the three months ended March 31, 2024.
In March 2024, we executed a definitive agreement to sell the Avinode Group and our portfolio of aviation fixed-based operator software products ("the disposal group") for cash proceeds of approximately $200 million, subject to working capital adjustments. Avinode Group is the world's leading air charter sourcing platform. Closing of the transaction is subject to customary closing conditions and is expected to be completed during the second quarter. The sale is expected to result in a gain, after the reclassification of the cumulative translation adjustment to net income, that will be recognized upon closing of the transaction.
Prior to the sale, the disposal group was reported within the aviation segment. The sale did not meet the criteria to be reported as a discontinued operation, however the assets and liabilities within the disposal group met the criteria to be classified as held for sale as of March 31, 2024 and have been reclassified to Other current assets and Accrued expenses and other current liabilities, respectively, within our Condensed Consolidated Balance Sheet.
The following table summarizes the carrying value of the assets and liabilities classified as held for sale (in millions):

March 31, 2024
Cash and cash equivalents	$6.2
Accounts receivable, net	3.3
Prepaid expenses and other current assets	4.1
Property and equipment	19.5
Intangible assets, net	6.6
Goodwill	59.5
Other non-current assets	0.3
Total assets held for sale	$99.5

Accounts payable	$0.4
Accrued expenses and other liabilities	13.0
Other long-term liabilities	1.0
Total liabilities held for sale	$14.3

4. Goodwill
The following table provides information regarding changes in goodwill during the three months ended March 31, 2024 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2023	$398.3	$839.7	$1,238.0
Goodwill reclassified to held for sale (1)	(59.5)	—	(59.5)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.2)	(2.1)	(3.3)
As of March 31, 2024	$337.6	$837.6	$1,175.2
(1)     See Note 3. Acquisitions and Divestitures for additional information.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	March 31, 2024
Commodity contracts
Long	BBL	77.9
Short	BBL	(78.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(804.7)
Buy U.S. dollar, sell other currencies	USD	779.5

Interest rate contracts
Interest rate swap	USD	300.0
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next year and our interest rate swap agreement matures in March 2025.

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity contracts	Other non-current assets	$—	$0.3	$—	$—
	Short-term derivative liabilities, net	22.7	24.8	20.1	20.9

Interest rate contracts	Short-term derivative assets, net	13.4	12.7	—	—
	Other non-current assets	—	2.2	—	—
Total derivatives designated as hedging instruments		36.1	39.9	20.1	20.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	339.8	343.9	94.7	73.1
	Other non-current assets	148.8	139.8	20.1	17.2
	Short-term derivative liabilities, net	155.5	161.8	323.5	340.0
	Other long-term liabilities	115.2	121.2	221.0	217.9

Foreign currency contracts	Short-term derivative assets, net	10.2	24.7	6.3	9.8
	Other non-current assets	0.2	0.6	0.1	0.5
	Short-term derivative liabilities, net	4.6	8.7	8.5	18.3
	Other long-term liabilities	0.1	—	0.1	—
Total derivatives not designated as hedging instruments		774.3	800.8	674.3	676.8
Total derivatives		$810.4	$840.7	$694.4	$697.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Inventory	$54.6	$55.3	$0.7	$(1.3)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	March 31, 2024			March 31, 2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,951.4	$10,697.3	$28.9	$12,481.6	$12,218.9	$34.3
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	2.1	—	—	(3.3)	—
Derivatives designated as hedging instruments	—	(3.2)	—	—	3.8	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	(0.5)	—	(0.5)	(0.1)	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.7	—	—	3.1
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$10,951.4	$10,695.7	$32.6	$12,482.1	$12,219.3	$37.4
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended March 31,
	Location	2024	2023
Commodity contracts	Revenue	$0.4	$(0.4)
Commodity contracts	Cost of revenue	$(1.7)	$(1.7)
For the three months ended March 31, 2024 and 2023, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of March 31, 2024, on a pre-tax basis, $0.1 million and $0.6 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and an increase to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended March 31,
	2024	2023
Commodity contracts (Revenue)	$(0.1)	$0.7
Commodity contracts (Cost of revenue)	(0.2)	(0.4)
Interest rate contracts (Interest expense and other financing costs, net)	1.7	(0.7)
Total gain (loss)	$1.3	$(0.3)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended March 31,
	Location	2024	2023
Commodity contracts	Revenue	$—	$(0.4)
Commodity contracts	Cost of revenue	(0.3)	(0.1)
Interest rate contracts	Interest expense and other financing costs, net	2.7	2.3
Total gain (loss)		$2.4	$1.8
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

		For the Three Months Ended March 31,
Derivative Instruments - Non-designated	Location	2024	2023
Commodity contracts	Revenue	$(78.0)	$(90.3)
	Cost of revenue	6.0	(7.1)
		(72.0)	(97.4)
Foreign currency contracts	Revenue	(0.5)	(3.6)
	Other (expense), net	(2.1)	3.8
		(2.6)	0.2
Total gain (loss)		$(74.6)	$(97.2)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	March 31, 2024	December 31, 2023
Net derivative liability positions with credit contingent features	$108.9	$99.1
Collateral posted and held by our counterparties	(0.4)	—
Maximum additional potential collateral requirements	$108.6	$99.1

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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$233.8	$536.9	$11.1	$781.9
Interest rate contract	—	13.4	—	13.4
Foreign currency contracts	—	15.1	—	15.1
Cash surrender value of life insurance	—	17.8	—	17.8
Total assets at fair value	$233.8	$583.3	$11.1	$828.2

Liabilities:
Commodities contracts	$317.6	$360.6	$1.1	$679.3
Foreign currency contracts	—	15.0	—	15.0
Total liabilities at fair value	$317.6	$375.6	$1.1	$694.4

	Fair Value Measurements as of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$220.0	$560.2	$11.6	$791.8
Interest rate contract	—	14.8	—	14.8
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	16.5	—	16.5
Total assets at fair value	$220.0	$625.6	$11.6	$857.3

Liabilities:
Commodities contracts	$322.1	$345.3	$1.8	$669.1
Foreign currency contracts	—	28.7	—	28.7
Total liabilities at fair value	$322.1	$373.9	$1.8	$697.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of March 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$781.9	$408.2	$373.7	$61.0	$—	$312.7
Interest rate contract	13.4	—	13.4	—	—	13.4
Foreign currency contracts	15.1	11.1	4.0	—	—	4.0
Total assets at fair value	$810.4	$419.3	$391.2	$61.0	$—	$330.2

Liabilities:
Commodities contracts	$679.3	$408.2	$271.2	$83.9	$—	$187.3
Interest rate contract	—	—	—	—	—	—
Foreign currency contracts	15.0	11.1	3.9	—	—	3.9
Total liabilities at fair value	$694.4	$419.3	$275.1	$83.9	$—	$191.2

	Fair Value as of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$791.8	$399.0	$392.8	$45.2	$—	$347.7
Interest rate contract	14.8	—	14.8	—	—	14.8
Foreign currency contracts	34.1	19.1	15.0	—	—	15.0
Total assets at fair value	$840.7	$418.0	$422.7	$45.2	$—	$377.5

Liabilities:
Commodities contracts	$669.1	$399.0	$270.1	$100.5	$—	$169.7
Foreign currency contracts	28.7	19.1	9.6	—	—	9.6
Total liabilities at fair value	$697.8	$418.0	$279.7	$100.5	$—	$179.2
At March 31, 2024 and December 31, 2023, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2024, two of our counterparties with a total exposure of $128.9 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $71.3 million.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of March 31, 2024.

7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	March 31, 2024	December 31, 2023
Credit Facility (1)	$—	$—
Term loan (1)	473.4	476.4
Convertible Notes (2)	339.1	338.5
Finance leases	14.7	15.7
Other (3)	56.5	57.3
Total debt	883.7	887.9
Less: Current maturities of long-term debt and finance leases	81.1	78.8
Long-term debt	$802.6	$809.1
(1)The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
(2)The Convertible Notes were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of March 31, 2024 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs. As of March 31, 2024, the fair value of the Convertible Notes is estimated to be approximately $385.5 million using the Level 2 observable input of quoted market prices in an inactive market.
(3)Includes secured borrowings for the transfer of tax receivables of $52.4 million (EUR 48.5 million) and $53.6 million (EUR 48.5 million) as of March 31, 2024 and December 31, 2023, respectively.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended March 31,
	2024	2023
Interest income	$2.0	$1.6
Interest expense and other financing costs	(30.9)	(35.9)
Interest expense and other financing costs, net	$(28.9)	$(34.3)
8. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $213.1 million and $198.8 million as of March 31, 2024 and December 31, 2023, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.

9. Commitments and Contingencies
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which are principally reported within Cost of revenue on the Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. We have since received requests for additional information following our responses to EA's initial requests. We expect to respond to such requests and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this investigation, including whether the investigation will result in any action, proceeding or fine against us.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims.
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $25.5 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions (consisting of tax, interest and penalties) that now stands at approximately $6.4 million (BRL 32.0 million). In November 2023, the deadline passed for the Brazilian tax authorities to appeal a previous judgment reducing the interest rate applicable to the assessment. In April 2024, the Sao Paulo Court of Justice published a decision on a motion previously filed in the case, which reduced the penalty by limiting it to the total tax due and eliminated any interest that would have been due on the excess penalty. We intend to pursue available administrative and judicial remedies necessary to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of March 31, 2024, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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

10. Shareholders' Equity
Cash Dividends
During the three months ended March 31, 2024, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.17 per common share representing first quarter dividends of $10.1 million, which were paid on April 16, 2024. During the three months ended March 31, 2023, the Board declared quarterly cash dividends of $0.14 per common share representing first quarter dividends of $8.6 million, which were paid on April 21, 2023.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(11.8)	1.3	(10.5)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(2.4)	(2.4)
Balance as of March 31, 2024	$(171.5)	$9.7	$(161.7)

Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	5.7	(0.3)	5.4
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(1.8)	(1.8)
Balance as of March 31, 2023	$(173.8)	$16.7	$(157.1)

11. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended March 31,
	2024	2023
Aviation	$298.1	$272.3
Land	63.2	4.3
Marine	1,083.8	1,110.3
Asia Pacific	1,445.1	1,386.9

Aviation	916.1	824.7
Land	896.5	1,057.1
Marine	545.9	525.4
EMEA	2,358.5	2,407.2

Aviation	1,091.6	1,218.0
Land	247.2	217.7
Marine	265.5	287.1
LATAM	1,604.2	1,722.8

Aviation	2,830.3	3,897.9
Land	2,295.7	2,707.9
Marine	494.2	445.5
North America	5,620.2	7,051.3

Other revenues (excluded from ASC 606) (1)	(76.6)	(86.6)

Total revenue	$10,951.4	$12,481.6
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of March 31, 2024 and December 31, 2023, the contract assets and contract liabilities recognized by the Company were not material.
12. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended March 31,
	2024	2023
Provision for income taxes	$3.3	$4.2
Effective income tax rate	11.0%	15.6%

Our provision for income taxes for the three months ended March 31, 2024 includes a net discrete income tax benefit of $5.1 million, of which a tax benefit of $2.5 million relates to return-to-provision adjustments and a net tax benefit of $2.4 million relates to changes in our uncertain tax positions.
For the three months ended March 31, 2023, the provision included a net discrete income tax benefit of $3.8 million, of which $3.1 million related to the reversal of a valuation allowance previously recorded against a U.S. state's deferred tax assets and a net tax benefit of $0.7 million related to other worldwide adjustments, including changes resulting from tax return filings.
Our income tax provisions for the three months ended March 31, 2024 and 2023 were calculated based on the estimated annual effective income tax rates for the 2024 and 2023 years, respectively. The actual effective income tax rate for the 2024 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
On October 4, 2021, 136 members of the Organization for Economic Co-operation and Development ("OECD") agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion ("GloBE") rules. The GloBE rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate. On December 14, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many EU countries have already indicated they plan to enact certain provisions of this directive as of January 1, 2024. In addition, many G20 nations have indicated their plan to follow the OECD guidance as early as January 1, 2024. Pillar Two legislation has been enacted or substantively enacted in certain jurisdictions in which the Company operates. The legislation is effective for the Company’s financial year beginning January 1, 2024.
The Company has completed its assessment and identified potential exposure to Pillar Two income taxes on profits earned in jurisdictions where the effective tax rate is lower than 15%. The estimated Pillar Two taxes do not have a material impact on the estimated annual effective tax rate for 2024 or the income tax provision for the quarter.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark for the 2013 - 2019 tax years, where one of our subsidiaries has been under audit since 2018. Through March 31, 2024, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, a proposed tax assessment for the 2015 tax year of approximately $13.9 million (DKK 96.1 million), and proposed tax assessments for the 2016 and 2017 tax years of approximately $19.4 million (DKK 133.8 million) and $22.5 million (DKK 155.5 million), respectively. On April 24, 2024, we received proposed tax assessments for the 2018 and 2019 tax years of approximately $21.7 million (DKK 149.7 million) and $30.6 million (DKK 211.2 million), respectively. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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
13. Business Segments
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

Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended March 31,
Revenue:	2024	2023
Aviation segment	$5,144.2	$6,222.8
Land segment	3,416.6	3,891.3
Marine segment	2,390.5	2,367.5
Total revenue	$10,951.4	$12,481.6

Income from operations:
Aviation segment	$44.0	$34.0
Land segment	18.5	26.2
Marine segment	26.8	30.8
Corporate overhead - unallocated	(25.9)	(26.4)
Total income from operations	$63.3	$64.6
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	March 31, 2024	December 31, 2023
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $9.0 and $9.1 as of March 31, 2024 and December 31, 2023, respectively	$1,199.8	$1,285.7
Land segment, net of allowance for credit losses of $8.2 and $6.3 as of March 31, 2024 and December 31, 2023, respectively	827.2	767.4
Marine segment, net of allowance for credit losses of $2.9 and $2.9 as of March 31, 2024 and December 31, 2023, respectively	652.0	682.4
Total accounts receivable, net	$2,679.0	$2,735.5

Total assets:
Aviation segment	$2,559.8	$2,767.4
Land segment	3,346.2	3,323.4
Marine segment	1,000.7	992.8
Corporate	267.6	291.8
Total assets	$7,174.4	$7,375.3

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Numerator:
Net income attributable to World Kinect	$27.4	$22.8
Denominator:
Weighted average common shares for basic earnings per common share	59.9	62.2
Effect of dilutive securities	0.4	0.5
Weighted average common shares for diluted earnings per common share	60.3	62.8
Basic earnings (loss) per common share	$0.46	$0.37
Diluted earnings (loss) per common share	$0.45	$0.36
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.2	1.3
15. Restructuring
2023 Restructuring Plan
In November 2023, we approved and began implementing a restructuring plan to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. We recognized restructuring charges of $7.2 million during the year ended December 31, 2023, composed of severance and other compensation costs. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges of $11.2 million during the fourth quarter of 2023.
During the first quarter of 2024, we continued to assess potential initiatives, resulting in additional restructuring charges of $0.2 million, with the intent of completing the restructuring activities during the second quarter of 2024.
The following table provides a summary of our 2023 Restructuring Program activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
Restructuring charges	—	0.2	—	(0.1)	0.2
Paid during the period	(0.4)	(1.6)	—	(0.5)	(2.6)
Accrued charges as of March 31, 2024	$0.8	$2.3	$—	$0.3	$3.3

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2023 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 – Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 – Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A – Risk Factors of our 2023 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) expectations regarding inflation and its impact on us, (ii) the conditions in the aviation, land, and marine markets and their impact on our business, (iii) our growth strategies, including the position of our land segment to gain market share, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy, (vii) estimates regarding the financial impact of our derivative and other trading contracts and (viii) estimated savings arising out of various cost reduction efforts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and
•other risks, including those described in Item 1A – Risk Factors in our 2023 10-K Report, together with those described from time to time in our other filings with the SEC.
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
During the first quarter of 2024, we continued to assess potential initiatives, resulting in additional restructuring charges of $0.2 million, with the intent of completing the restructuring activities during the second quarter of 2024. See Note 15. Restructuring for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2023 10-K Report. Selected financial information with respect to our business segments is provided in Note 13. Business Segments.
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
In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core businesses, we have executed a definitive agreement to sell the Avinode Group and our portfolio of aviation FBO software products. See Note 3. Acquisitions and Divestitures for additional information.
Land Segment
We believe our land segment is well-positioned to continue growing market share organically, in part by improving asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform as discussed under "2023 Restructuring Plan" above.
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
Macroeconomic Environment
Inflation in the United States and other jurisdictions in which we do business increased significantly beginning in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs in 2022 and 2023. Inflation, however, is decelerating and we expect will continue to do so gradually in 2024 without a major downturn in activity.
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
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A – Risk Factors in our 2023 10-K Report for additional discussion of these risks.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Revenue	$10,951.4	$12,481.6
Cost of revenue	10,697.3	12,218.9
Gross profit	254.1	262.7
Operating expenses:
Compensation and employee benefits	115.5	119.2
General and administrative	75.1	79.0
Restructuring charges	0.2	—
Total operating expenses	190.8	198.2
Income (loss) from operations	63.3	64.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(28.9)	(34.3)
Other income (expense), net	(3.9)	(3.5)
Total non-operating income (expense), net	(32.8)	(37.8)
Income (loss) before income taxes	30.5	26.7
Provision for income taxes	3.3	4.2
Net income (loss) including noncontrolling interest	27.2	22.6
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Net income (loss) attributable to World Kinect	$27.4	$22.8

Basic earnings (loss) per common share	$0.46	$0.37

Diluted earnings (loss) per common share	$0.45	$0.36
Revenue. Our consolidated revenue for the three months ended March 31, 2024 was $11.0 billion, a decrease of $1.5 billion, or 12%, compared to the three months ended March 31, 2023, primarily driven by lower fuel prices across the three segments and decreased volumes in our aviation segment, as discussed further below.
Gross Profit. Our gross profit for the three months ended March 31, 2024 was $254.1 million, a decrease of $8.6 million, or 3%, compared to the three months ended March 31, 2023, attributable to decreased gross profit of $12.8 million and $3.7 million in our land and marine segments, partially offset by increased gross profit of $7.9 million in our aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended March 31, 2024 were $190.8 million, a decrease of $7.3 million compared to the three months ended March 31, 2023. The decrease in operating expenses was primarily driven by lower general and administrative expenses due to our focus on driving operating efficiencies and lower incentive compensation costs, partially offset by an increase in bad debt expense.
Non-Operating Income (Expense), net. For the three months ended March 31, 2024, we had net non-operating expense of $32.8 million compared to net non-operating expense of $37.8 million for the three months ended March 31, 2023. The decrease of $5.1 million during the three months ended March 31, 2024 was primarily attributable to lower interest expense, driven by a decrease in our average interest rates and daily borrowings, as well as fees associated with sales of accounts receivable under our RPA.
Income Taxes. For the three months ended March 31, 2024, we recognized an income tax expense of $3.3 million, compared to income tax expense of $4.2 million for the three months ended March 31, 2023. The decrease of $0.8 million was primarily attributable to differences in discrete tax items. See Note 12. Income Taxes for additional information.

Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenue	$5,144.2	$6,222.8	$(1,078.6)

Gross profit	$108.4	$100.6	$7.9
Operating expenses	64.5	66.6	(2.1)
Income (loss) from operations	$44.0	$34.0	$10.0

Operational metrics:
Aviation segment volumes (gallons)	1,673.1	1,777.1	(104.0)
Aviation segment average price per gallon	$2.86	$3.30	$(0.43)
Revenues in our aviation segment were $5.1 billion for the three months ended March 31, 2024, a decrease of $1.1 billion, or 17%, compared to the three months ended March 31, 2023. The decrease in revenue was driven by lower average prices and a decrease in volume compared to the three months ended March 31, 2023. Average jet fuel price per gallon sold decreased by 13% in the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Total aviation volumes decreased by 104.0 million gallons, or 6%, to 1.7 billion gallons driven primarily by a reduction in lower margin bulk fuel.
Aviation segment gross profit for the three months ended March 31, 2024 was $108.4 million, an increase of $7.9 million, or 8%, compared to the three months ended March 31, 2023. The increase in gross profit during the three months ended March 31, 2024 as compared to the prior period was primarily attributable to stronger performance in our inventory businesses, our focus on improving returns in an elevated interest rate environment, and growth at operated airport locations during the three months ended March 31, 2024. These increases were slightly offset by a decrease in bulk fuel activity.
Income from operations in our aviation segment for the three months ended March 31, 2024 was $44.0 million, an increase of $10.0 million, or 29%, compared to the three months ended March 31, 2023. In addition to the increase in gross profit discussed above, operating expenses decreased by $2.1 million primarily attributable to lower general and administrative expenses due to our focus on driving operating efficiencies.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenue	$3,416.6	$3,891.3	$(474.7)

Gross profit	$97.3	$110.1	$(12.8)
Operating expenses	78.9	83.9	(5.1)
Income (loss) from operations	$18.5	$26.2	$(7.7)

Operational metrics:
Land segment volumes (gallons) (1)	1,598.1	1,564.7	33.4
Land segment average price per gallon	$2.14	$2.49	$(0.35)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $3.4 billion for the three months ended March 31, 2024, a decrease of $0.5 billion, or 12%, compared to the three months ended March 31, 2023. The decrease in revenue was principally driven by lower average fuel prices, with average fuel prices decreasing by 14% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Total volumes increased by 33.4 million, or 2%, to 1.6 billion gallons or gallon equivalents in the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily attributable to volume growth in our natural gas and power businesses offset by decreased volume in the U.K business as well as in our liquid fuel business in North America.
Our land segment gross profit for the three months ended March 31, 2024 was $97.3 million, a decrease of $12.8 million, or 12%, compared to the three months ended March 31, 2023. The decrease in gross profit was primarily driven by lower profit contribution from our natural gas and U.K. businesses, which were impacted by unfavorable weather conditions, as well as our sustainability-related offerings. These decreases were partially offset by higher profitability in our liquid fuel business in North America during the three months ended March 31, 2024.
In our land segment, income from operations for the three months ended March 31, 2024 was $18.5 million, a decrease of $7.7 million, or 30%, compared to the three months ended March 31, 2023. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs and a reduction in general and administrative expenses attributable to our focus on driving operating efficiencies.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended March 31,
	2024	2023	Change
Revenue	$2,390.5	$2,367.5	$23.0

Gross profit	$48.4	$52.0	$(3.7)
Operating expenses	21.6	21.2	0.3
Income (loss) from operations	$26.8	$30.8	$(4.0)

Operational metrics:
Marine segment volumes (metric tons)	4.3	4.3	0.1
Marine segment average price per metric ton	$552.04	$553.16	$(1.12)
Revenues in our marine segment were $2.4 billion for the three months ended March 31, 2024, an increase of $23.0 million, or 1%, compared to the three months ended March 31, 2023, principally driven by increased volumes. Total volume increased 1% to 4.3 million metric tons for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, while average bunker fuel prices were flat compared to the prior year.
Marine segment gross profit for the three months ended March 31, 2024 was $48.4 million, a decrease of $3.7 million, or 7%, compared to the three months ended March 31, 2023 principally due to a reduction in market volatility when compared to the heightened volatility experienced throughout 2022 and into the first quarter of 2023.
Our marine segment income from operations for the three months ended March 31, 2024 was $26.8 million, a decrease of $4.0 million, or 13%, compared to the three months ended March 31, 2023, primarily due to the decrease in gross profit discussed above.
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
Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2024 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.

Convertible Notes. On June 26, 2023, we issued $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") which mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain events but will not be adjusted for accrued and unpaid interest. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
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
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2023 to March 31, 2024. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2024 and 2023 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,
	2024	2023
Net cash provided by (used in) operating activities	$110.2	$143.0
Net cash provided by (used in) investing activities	(16.9)	(23.5)
Net cash provided by (used in) financing activities	(64.3)	(192.8)
Operating Activities. For the three months ended March 31, 2024, net cash provided by operating activities was $110.2 million, compared to $143.0 million net cash provided during the three months ended March 31, 2023. The $32.7 million decrease in operating cash flows was principally due to relatively stable average fuel prices compared to the three months ended March 31, 2023, when lower fuel prices reduced our cost of inventory and decreased our accounts payable and accounts receivable. These decreases were offset by an increase in our net income (see

"Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items and cash provided by our derivative activities.
Investing Activities. For the three months ended March 31, 2024, net cash used in investing activities was $16.9 million, compared to net cash used of $23.5 million during the three months ended March 31, 2023. The net cash used in investing activities for the three months ended March 31, 2024 was primarily driven by capital expenditures of $17.5 million. Net cash used in investing activities for the three months ended March 31, 2023 was principally driven by capital expenditures of $18.8 million.
Financing Activities. For the three months ended March 31, 2024, net cash used in financing activities was $64.3 million compared to net cash used of $192.8 million for the three months ended March 31, 2023. The net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to payments of deferred consideration related to prior acquisitions of $50.7 million, dividend payments of $8.4 million, and net repayments under our Credit Facility of $3.1 million. Net cash used in financing activities for the three months ended March 31, 2023 was primarily attributable to net repayments under our Credit Facility of $123.1 million, payments of deferred consideration related to prior acquisitions of $60.8 million, and dividend payments of $8.6 million.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used are disclosed in Item 15 – Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards and Significant Accounting Policies to the Consolidated Financial Statements in our 2023 10-K report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. There have been no material changes to the Critical Accounting Estimates disclosed in our 2023 10-K report.
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of March 31, 2024, the assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, were defined based on available information considering current market volatility and geopolitical risks. Management also considered the volatility in the Company's market capitalization and evaluated the potential impact that this volatility may have on the estimated fair value of our reporting units.
Based on the assessments performed, and supported by the available information as of March 31, 2024, we concluded that the carrying value of our long-lived assets and equity investments were recoverable and that the fair value of our land and aviation reporting units were not less than their respective carrying values. If our results differ significantly from our assumptions, such impact could potentially result in impairments.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2023. Please refer to our 2023 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of March 31, 2024, see Note 5. Derivative Instruments.

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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2024.
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

Part II — Other Information
Item 1. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Note 12. Income Taxes and Note 9. Commitments and Contingencies within this 10-Q Report as well as Notes 10. Income Taxes and 11. Commitments and Contingencies within Part IV. Item 15 – Notes to the Consolidated Financial Statements in our 2023 10-K Report for additional details regarding certain tax matters.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
In March 2020, the Company's Board of Directors approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be suspended or discontinued at any time. As of March 31, 2024, approximately $137.0 million remains available for purchase under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors. We did not repurchase any shares during the first quarter of 2024.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

10.1
Amendment No. 10 to the Fourth Amended and Restated Credit Agreement, dated as of January 19, 2024, among World Kinect Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services, Inc., WFS UK Holding Company IV Limited, Kinect Energy AS and Kinect Energy Spot AS, and Bank of America, N.A., as administrative agent (incorporated by reference herein from Exhibit 10.34 to our Annual Report on Form 10-K filed on February 23, 2024)

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2024	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer