Form 10-Q
period 2024-06-30
WORLD KINECT CORP
filed 2024-07-26
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 59,093,896 shares of common stock, par value $0.01 per share, issued and outstanding as of July 19, 2024.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	June 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$524.6	$304.3
Accounts receivable, net of allowance for credit losses of $20.1 million and $18.3 million as of June 30, 2024 and December 31, 2023, respectively	2,592.0	2,735.5
Inventories	646.7	664.6
Prepaid expenses	83.3	77.6
Short-term derivative assets, net	188.4	275.4
Other current assets	360.6	446.4
Total current assets	4,395.6	4,503.8
Property and equipment, net	495.3	515.3
Goodwill	1,174.9	1,238.0
Identifiable intangible assets, net	275.8	299.7
Other non-current assets	847.6	818.6
Total assets	$7,189.2	$7,375.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$81.4	$78.8
Accounts payable	2,975.9	3,097.6
Short-term derivative liabilities, net	101.2	128.2
Accrued expenses and other current liabilities	660.4	745.0
Total current liabilities	3,818.9	4,049.7
Long-term debt	797.8	809.1
Other long-term liabilities	535.1	566.9
Total liabilities	5,151.8	5,425.7
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 59.1 and 59.8 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	0.6	0.6
Capital in excess of par value	87.0	109.6
Retained earnings	2,097.0	1,981.6
Accumulated other comprehensive income (loss)	(152.3)	(148.9)
Total World Kinect shareholders' equity	2,032.3	1,943.0
Noncontrolling interest	5.1	6.7
Total equity	2,037.4	1,949.6
Total liabilities and equity	$7,189.2	$7,375.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$10,965.2	$10,980.7	$21,916.6	$23,462.3
Cost of revenue	10,720.0	10,699.0	21,417.2	22,917.9
Gross profit	245.2	281.7	499.3	544.4
Operating expenses:
Compensation and employee benefits	119.2	125.1	234.7	244.2
General and administrative	72.8	80.8	147.9	159.8
Asset impairments	2.4	0.3	2.4	0.3
Restructuring charges	5.6	—	5.8	—
Total operating expenses	200.0	206.2	390.9	404.3
Income (loss) from operations	45.2	75.5	108.5	140.1
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(27.5)	(32.5)	(56.4)	(66.8)
Other income (expense), net	98.9	(2.8)	95.0	(6.3)
Total non-operating income (expense), net	71.4	(35.3)	38.6	(73.1)
Income (loss) before income taxes	116.6	40.3	147.1	67.0
Provision for income taxes	9.7	9.8	13.0	14.0
Net income (loss) including noncontrolling interest	106.9	30.5	134.1	53.0
Net income (loss) attributable to noncontrolling interest	(1.4)	0.5	(1.6)	0.3
Net income (loss) attributable to World Kinect	$108.3	$29.9	$135.7	$52.7
Basic earnings (loss) per common share	$1.81	$0.48	$2.27	$0.85
Basic weighted average common shares	59.8	62.3	59.9	62.4
Diluted earnings (loss) per common share	$1.81	$0.48	$2.25	$0.84
Diluted weighted average common shares	60.0	62.5	60.3	62.8
Comprehensive income:
Net income (loss) including noncontrolling interest	$106.9	$30.5	$134.1	$53.0
Other comprehensive income (loss):
Foreign currency translation adjustments	11.2	9.1	(0.6)	14.8
Cash flow hedges, net of income tax expense (benefit) of ($0.7) and $0.6 for the three months ended June 30, 2024 and 2023, respectively, and net of income tax expense (benefit) of ($1.1) and ($0.2) for the six months ended June 30, 2024 and 2023, respectively	(1.8)	1.1	(2.8)	(1.1)
Total other comprehensive income (loss)	9.4	10.2	(3.4)	13.7
Comprehensive income (loss) including noncontrolling interest	116.3	40.7	130.7	66.8
Comprehensive income (loss) attributable to noncontrolling interest	(1.4)	0.5	(1.6)	0.3
Comprehensive income (loss) attributable to World Kinect	$117.7	$40.1	132.2	$66.4
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
Net income (loss)	—	—	—	27.4	—	27.4	(0.2)	27.2
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Balance as of March 31, 2024	59.9	0.6	114.3	1,998.8	(161.7)	1,952.0	6.5	1,958.5
Net income (loss)	—	—	—	108.3	—	108.3	(1.4)	106.9
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	6.0	—	—	6.0	—	6.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(1.1)	—	(29.4)	—	—	(29.4)	—	(29.4)
Other comprehensive income (loss)	—	—	—	—	9.4	9.4	—	9.4
Balance as of June 30, 2024	59.1	$0.6	$87.0	$2,097.0	$(152.3)	$2,032.3	$5.1	$2,037.4

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	0.6	188.2	1,976.7	(157.1)	2,008.3	5.7	2,014.0
Net income (loss)	—	—	—	29.9	—	29.9	0.5	30.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(2.2)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	10.2	10.2	—	10.2
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of June 30, 2023	60.2	$0.6	$107.2	$1,998.2	$(146.9)	$1,959.1	$6.2	$1,965.3

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$134.1	$53.0
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	46.4	(146.1)
(Gain) loss on sale of business	(96.0)	—
Depreciation and amortization	49.8	51.7
Noncash operating lease expense	16.0	19.0
Provision for credit losses	4.0	2.5
Share-based payment award compensation costs	11.8	10.1
Deferred income tax expense (benefit)	(31.5)	(0.1)
Unrealized foreign currency (gains) losses, net	14.1	(10.1)
Other	14.1	10.5
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	114.7	820.4
Inventories	18.5	228.0
Prepaid expenses	(10.4)	(1.4)
Other current assets	16.1	(27.8)
Cash collateral with counterparties	79.4	181.5
Other non-current assets	(66.5)	(56.0)
Change in derivative assets and liabilities, net	(4.2)	(1.8)
Accounts payable	(102.8)	(826.6)
Accrued expenses and other current liabilities	(45.9)	(130.2)
Other long-term liabilities	16.3	9.8
Net cash provided by (used in) operating activities	178.1	186.5
Cash flows from investing activities:
Proceeds from sale of business, net of divested cash	200.4	—
Capital expenditures	(32.1)	(46.5)
Other investing activities, net	(4.5)	(9.6)
Net cash provided by (used in) investing activities	163.8	(56.1)
Cash flows from financing activities:
Borrowings of debt	1,885.0	3,221.3
Repayments of debt	(1,896.1)	(3,531.4)
Issuance of Convertible Notes	—	350.0
Dividends paid on common stock	(18.5)	(17.3)
Repurchases of common stock	(29.1)	(50.0)
Purchase of convertible note hedges	—	(70.5)
Sale of warrants	—	40.0
Payments of deferred consideration for acquisitions	(50.9)	(62.8)
Other financing activities, net	(5.1)	(8.6)
Net cash provided by (used in) financing activities	(114.7)	(129.3)
Effect of exchange rate changes on cash and cash equivalents	(7.0)	(5.6)
Net increase (decrease) in cash and cash equivalents	220.3	(4.5)
Cash and cash equivalents, as of the beginning of the period	304.3	298.4
Cash and cash equivalents, as of the end of the period	$524.6	$293.9
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and, along with its consolidated subsidiaries, is referred to collectively in this Quarterly Report on Form 10-Q ("10-Q Report") as "World Kinect," "we," "our" and "us."
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
New Accounting Standards
Accounting Standards Issued but Not Yet Adopted
Segment Reporting. Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023. ASU 2023-07 amends the guidance in Accounting Standards Codification ("ASC") 280, Segment Reporting, to require public entities to disclose significant segment expenses and other segment items on an interim and annual basis. The amendment also requires disclosure of the chief operating decision maker's ("CODM") title and position on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Additionally, the amended guidance permits companies to disclose more than one measure of segment profit or loss used by the CODM provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles. The amendment also requires all disclosures about a reportable segment’s assets and profit or loss, currently required only in annual periods, in all interim periods. The ASU does not change how a public entity identifies or aggregates its operating segments or how quantitative thresholds are applied to determine an entities' reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented in the financial statements. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.

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
Recent Securities and Exchange Commission Final Rules Issued but Not Yet Effective
Climate-Related Disclosures. In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules requiring registrants to provide certain climate-related information in their registration statements and annual reports. As part of the disclosures, registrants will be required to quantify certain effects of severe weather events and other natural conditions in a note to their audited financial statements. The rules also require registrants to disclose outside the financial statements information regarding governance and oversight of material climate-related risks, the material impacts of climate risks on the strategy, business model and outlook, risk management processes and material scope 1 and scope 2 greenhouse gas emissions and any material climate-related targets and goals when the registrant has made a target or goal that has materially affected or is reasonable likely to materially affect its business, results of operations, or financial condition. The rules are generally scheduled to be effective for annual reporting periods beginning in 2025. However, in April 2024, the SEC voluntarily stayed the rules pending judicial review. The Company is currently evaluating these final rules to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.
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
We had accounts receivable, net, of $2.6 billion and $2.7 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.6 million and $20.8 million, as of June 30, 2024 and December 31, 2023, respectively. Changes to the expected credit loss provision during the six months ended June 30, 2024 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of June 30, 2024, 94% of our accounts receivable were outstanding less than 60 days.

The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Six Months Ended June 30,
	2024	2023
Balance as of January 1,	$20.8	$17.3
Charges to allowance for credit losses	4.0	2.5
Write-off of uncollectible receivables	(3.9)	(2.4)
Recoveries of credit losses	0.7	0.1
Translation adjustments	—	(0.1)
Balance as of June 30,	$21.6	$17.5
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
During the six months ended June 30, 2024 and 2023, we sold receivables under the RPAs with an aggregate face value of $6.1 billion and $6.0 billion and recognized fees of $20.3 million and $22.8 million, respectively.
3. Acquisitions and Divestitures
2024 Acquisitions and Divestitures
There were no acquisitions during the six months ended June 30, 2024.
On May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products (the "disposal group") for cash proceeds, net of cash sold, of $200.4 million (the "Avinode sale"). The sale resulted in a pre-tax gain of $96.0 million, net of costs to sell and after the reclassification of the cumulative translation adjustment to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $9.1 million is included in Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the sale, the disposal group was reported within the aviation segment. The sale did not meet the criteria to be reported as a discontinued operation.
4. Goodwill
The following table provides information regarding changes in goodwill during the six months ended June 30, 2024 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2023	$398.3	$839.7	$1,238.0
Adjustment for sale of business (1)	(59.5)	—	(59.5)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.8)	(1.8)	(3.6)
As of June 30, 2024	$336.9	$838.0	$1,174.9
(1)     See Note 3. Acquisitions and Divestitures for additional information.
5. Derivative Instruments
We are exposed to a variety of risks, including, but not limited to, changes in the prices of commodities that we buy or sell, changes in foreign currency exchange rates, changes in interest rates, and the creditworthiness of each of our counterparties. While we attempt to mitigate these fluctuations through hedging, such hedges may not be fully effective.

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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	June 30, 2024
Commodity contracts
Long	BBL	81.2
Short	BBL	(82.8)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(1,142.8)
Buy U.S. dollar, sell other currencies	USD	1,024.8

Interest rate contracts
Interest rate swap	USD	300.0
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next twelve months and our interest rate swap agreement matures in March 2025.

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity contracts	Other non-current assets	$—	$0.3	$—	$—
	Short-term derivative liabilities, net	5.2	24.8	4.8	20.9

Interest rate contracts	Short-term derivative assets, net	10.5	12.7	—	—
	Other non-current assets	—	2.2	—	—
Total derivatives designated as hedging instruments		15.6	39.9	4.8	20.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	263.4	343.9	76.9	73.1
	Other non-current assets	107.2	139.8	17.8	17.2
	Short-term derivative liabilities, net	132.6	161.8	264.1	340.0
	Other long-term liabilities	97.3	121.2	169.1	217.9

Foreign currency contracts	Short-term derivative assets, net	13.4	24.7	11.8	9.8
	Other non-current assets	0.5	0.6	0.2	0.5
	Short-term derivative liabilities, net	1.2	8.7	6.3	18.3
	Other long-term liabilities	0.2	—	0.3	—
Total derivatives not designated as hedging instruments		615.8	800.8	546.6	676.8
Total derivatives		$631.4	$840.7	$551.4	$697.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Inventory	$62.5	$55.3	$1.6	$(1.3)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	June 30, 2024			June 30, 2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,965.2	$10,720.0	$27.5	$10,980.7	$10,699.0	$32.5
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	1.1	—	—	(1.0)	—
Derivatives designated as hedging instruments	—	1.1	—	—	1.4	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	(0.2)	—	1.7	(1.4)	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.7	—	—	3.9
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$10,965.2	$10,722.0	$31.2	$10,979.0	$10,698.0	$36.3

	For the Six Months Ended
	June 30, 2024			June 30, 2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$21,916.6	$21,417.2	$56.4	$23,462.3	$22,917.9	$66.8
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	3.2	—	—	(4.3)	—
Derivatives designated as hedging instruments	—	(2.2)	—	—	5.2	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	(0.6)	—	0.9	(1.2)	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	7.4	—	—	5.7
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$21,916.6	$21,417.6	$63.8	$23,461.4	$22,917.7	$72.5
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$0.9	$—	$1.3	$(0.1)
Commodity contracts	Cost of revenue	$0.5	$(3.8)	$(1.1)	$(5.8)
For the six months ended June 30, 2024 and 2023, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of June 30, 2024, on a pre-tax basis, $0.2 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Commodity contracts (Revenue)	$—	$(0.1)	$(0.1)	$0.7
Commodity contracts (Cost of revenue)	0.3	0.1	0.1	(0.3)
Interest rate contracts (Interest expense and other financing costs, net)	0.6	3.8	$2.2	$3.2
Total gain (loss)	$0.8	$3.9	$2.2	$3.6

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$—	$1.2	$—	$0.8
Commodity contracts	Cost of revenue	(0.1)	(0.9)	(0.4)	(1.0)
Interest rate contracts	Interest expense and other financing costs, net	2.8	2.6	5.5	4.9
Total gain (loss)		$2.7	$2.8	$5.0	$4.6
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$(46.8)	$(52.4)	$(124.9)	$(142.8)
	Cost of revenue	(3.0)	(11.3)	3.1	(18.5)
		(49.8)	(63.8)	(121.8)	(161.2)
Foreign currency contracts	Revenue	0.1	(2.1)	(0.4)	(5.6)
	Other (expense), net	(2.0)	(3.0)	(4.1)	0.8
		(1.9)	(5.1)	(4.5)	(4.9)
Total gain (loss)		$(51.7)	$(68.8)	$(126.3)	$(166.1)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	June 30, 2024	December 31, 2023
Net derivative liability positions with credit contingent features	$76.5	$99.1
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$76.5	$99.1

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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of June 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$190.4	$406.9	$8.4	$605.7
Interest rate contract	—	10.5	—	10.5
Foreign currency contracts	—	15.3	—	15.3
Cash surrender value of life insurance	—	18.4	—	18.4
Total assets at fair value	$190.4	$451.0	$8.4	$649.8

Liabilities:
Commodities contracts	$253.3	$278.6	$0.8	$532.7
Foreign currency contracts	—	18.6	—	18.6
Total liabilities at fair value	$253.3	$297.3	$0.8	$551.4

	Fair Value Measurements as of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$220.0	$560.2	$11.6	$791.8
Interest rate contract	—	14.8	—	14.8
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	16.5	—	16.5
Total assets at fair value	$220.0	$625.6	$11.6	$857.3

Liabilities:
Commodities contracts	$322.1	$345.3	$1.8	$669.1
Foreign currency contracts	—	28.7	—	28.7
Total liabilities at fair value	$322.1	$373.9	$1.8	$697.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of June 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$605.7	$329.8	$275.9	$19.8	$—	$256.0
Interest rate contract	10.5	—	10.5	—	—	10.5
Foreign currency contracts	15.3	13.3	2.0	—	—	2.0
Total assets at fair value	$631.4	$343.1	$288.3	$19.8	$—	$268.5

Liabilities:
Commodities contracts	$532.7	$329.8	$202.9	$61.6	$—	$141.4
Foreign currency contracts	18.6	13.3	5.3	—	—	5.3
Total liabilities at fair value	$551.4	$343.1	$208.3	$61.6	$—	$146.7

	Fair Value as of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$791.8	$399.0	$392.8	$45.2	$—	$347.7
Interest rate contract	14.8	—	14.8	—	—	14.8
Foreign currency contracts	34.1	19.1	15.0	—	—	15.0
Total assets at fair value	$840.7	$418.0	$422.7	$45.2	$—	$377.5

Liabilities:
Commodities contracts	$669.1	$399.0	$270.1	$100.5	$—	$169.7
Foreign currency contracts	28.7	19.1	9.6	—	—	9.6
Total liabilities at fair value	$697.8	$418.0	$279.7	$100.5	$—	$179.2
At June 30, 2024 and December 31, 2023, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At June 30, 2024, two of our counterparties with a total exposure of $78.7 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $26.9 million.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of June 30, 2024.

7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	June 30, 2024	December 31, 2023
Credit Facility (1)	$—	$—
Term loan (1)	467.3	476.4
Convertible Notes (2)	339.7	338.5
Finance leases	15.8	15.7
Other (3)	56.4	57.3
Total debt	879.2	887.9
Less: Current maturities of long-term debt and finance leases	81.4	78.8
Long-term debt	$797.8	$809.1
(1)The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of June 30, 2024 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs. As of June 30, 2024, the fair value of the Convertible Notes is estimated to be approximately $378.8 million using the Level 2 observable input of quoted market prices in an inactive market.
(3)Includes secured borrowings for the transfer of tax receivables of $52.0 million (EUR 48.5 million) and $53.6 million (EUR 48.5 million) as of June 30, 2024 and December 31, 2023, respectively.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Interest income	$1.7	$2.4	$3.7	$4.0
Interest expense and other financing costs	(29.2)	(34.9)	(60.0)	(70.7)
Interest expense and other financing costs, net	$(27.5)	$(32.5)	$(56.4)	$(66.8)
8. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $210.2 million and $198.8 million as of June 30, 2024 and December 31, 2023, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.

9. Commitments and Contingencies
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which are principally reported within Cost of revenue on the Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA"), indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. We have since received requests for additional information following our responses to EA's initial requests. We have responded to such requests and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this investigation, including whether the investigation will result in any action, proceeding or fine against us.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business, including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims.
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea and Brazil, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $24.9 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions (consisting of tax, interest and penalties) that now stands at approximately $5.8 million (BRL 32.5 million). In November 2023, the deadline passed for the Brazilian tax authorities to appeal a previous judgment reducing the interest rate applicable to the assessment. In April 2024, the Sao Paulo Court of Justice published a decision on a motion previously filed in the case, which reduced the penalty by limiting it to the total tax due and eliminated any interest that would have been due on the excess penalty. We intend to pursue available administrative and judicial remedies necessary to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of June 30, 2024, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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

10. Shareholders' Equity
Cash Dividends
During the six months ended June 30, 2024, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.17 per common share representing first and second quarter dividends of $10.1 million and $10.1 million, which were paid on April 16, 2024 and July 16, 2024, respectively. During the six months ended June 30, 2023, the Board declared quarterly cash dividends of $0.14 per common share representing first and second quarter dividends of $8.6 million and $8.4 million, which were paid on April 21, 2023 and July 10, 2023, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(17.6)	2.2	(15.4)
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	17.0	(5.0)	11.9
Balance as of June 30, 2024	$(160.3)	$7.9	$(152.3)

Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	14.8	3.6	18.3
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(4.6)	(4.6)
Balance as of June 30, 2023	$(164.7)	$17.8	$(146.9)
(1)During the six months ended June 30, 2024, cumulative translation losses were reclassified from Other comprehensive income (loss) into net income. See Note 3. Acquisitions and Divestitures for additional information.

11. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Aviation	$289.1	$253.1	$587.2	$525.3
Land	16.1	7.9	79.3	12.2
Marine	1,087.9	1,005.7	2,171.8	2,116.1
Asia Pacific	1,393.1	1,266.7	2,838.2	2,653.6

Aviation	1,281.7	1,002.0	2,197.8	1,826.7
Land	676.3	729.9	1,572.8	1,787.0
Marine	620.2	619.7	1,166.1	1,145.1
EMEA	2,578.2	2,351.6	4,936.7	4,758.8

Aviation	935.4	889.1	2,027.0	2,107.1
Land	247.4	238.9	494.6	456.6
Marine	163.0	150.8	428.5	437.9
LATAM	1,345.9	1,278.8	2,950.1	3,001.6

Aviation	2,857.5	3,047.0	5,687.8	6,944.9
Land	2,399.0	2,719.0	4,694.7	5,427.0
Marine	432.9	368.1	927.1	813.6
North America	5,689.4	6,134.2	11,309.6	13,185.5

Other revenues (excluded from ASC 606) (1)	(41.4)	(50.6)	(118.1)	(137.1)

Total revenue	$10,965.2	$10,980.7	$21,916.6	$23,462.3
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of June 30, 2024 and December 31, 2023, the contract assets and contract liabilities recognized by the Company were not material.
12. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Provision for income taxes	$9.7	$9.8	$13.0	$14.0
Effective income tax rate	8.3%	24.3%	8.8%	20.8%

Our provision for income taxes for the three months ended June 30, 2024 includes a net discrete income tax expense of $4.9 million, of which a net tax expense of $9.1 million relates to the tax on gain on sale of Avinode and a tax expense of $1.6 million relates to return-to-provision adjustments, partially offset by a net tax benefit of $5.9 million primarily related to changes in our reserve for uncertain tax positions.
Our provision for income taxes for the three months ended June 30, 2023 includes a net discrete income tax benefit of $1.7 million, of which $1.5 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of one of our foreign subsidiaries.
Our provision for income taxes for the six months ended June 30, 2024 includes a net discrete income tax benefit of $0.2 million, of which a net tax benefit of $8.4 million relates to changes in our reserve for uncertain tax positions and a tax benefit of $0.9 million relates to return-to-provision adjustments, partially offset by a net tax expense of $9.1 million related to the tax on gain on sale of Avinode.
Our provision for income taxes for the six months ended June 30, 2023 includes a net discrete income tax benefit of $5.5 million, of which $5.0 million relates to the reversal of valuation allowances previously recorded against deferred tax assets.
Our income tax provisions for the three and six months ended June 30, 2024 and 2023 were calculated based on the estimated annual effective income tax rates for the 2024 and 2023 years, respectively. The actual effective income tax rate for the 2024 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
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
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through June 30, 2024, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, and proposed tax assessments for the 2015 through 2021 tax years of approximately $136.7 million (DKK 951.5 million), excluding interest. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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

Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Revenue:	2024	2023	2024	2023
Aviation segment	$5,368.7	$5,194.4	$10,512.9	$11,417.2
Land segment	3,292.4	3,642.3	6,709.0	7,533.5
Marine segment	2,304.1	2,144.0	4,694.6	4,511.6
Total revenue	$10,965.2	$10,980.7	$21,916.6	$23,462.3

Income from operations:
Aviation segment	$68.0	$58.1	$112.0	$92.1
Land segment	(4.2)	24.6	14.2	50.8
Marine segment	10.4	19.8	37.2	50.6
Corporate overhead - unallocated	(29.0)	(27.0)	(54.9)	(53.4)
Total income from operations	$45.2	$75.5	$108.5	$140.1
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	June 30, 2024	December 31, 2023
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $7.0 and $9.1 as of June 30, 2024 and December 31, 2023, respectively	$1,254.2	$1,285.7
Land segment, net of allowance for credit losses of $10.2 and $6.3 as of June 30, 2024 and December 31, 2023, respectively	699.7	767.4
Marine segment, net of allowance for credit losses of $2.8 and $2.9 as of June 30, 2024 and December 31, 2023, respectively	638.0	682.4
Total accounts receivable, net	$2,592.0	$2,735.5

Total assets:
Aviation segment	$2,713.5	$2,767.4
Land segment	3,194.5	3,323.4
Marine segment	1,041.0	992.8
Corporate	240.2	291.8
Total assets	$7,189.2	$7,375.3

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to World Kinect	$108.3	$29.9	$135.7	$52.7
Denominator:
Weighted average common shares for basic earnings per common share	59.8	62.3	59.9	62.4
Effect of dilutive securities	0.2	0.2	0.4	0.4
Weighted average common shares for diluted earnings per common share	60.0	62.5	60.3	62.8
Basic earnings (loss) per common share	$1.81	$0.48	$2.27	$0.85
Diluted earnings (loss) per common share	$1.81	$0.48	$2.25	$0.84
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.3	1.3	1.2	1.2
15. Restructuring and Exit Activities
2023 Restructuring Plan
In November 2023, we approved and began implementing a restructuring plan (the "2023 Restructuring Plan") to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, during the fourth quarter of 2023, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. We recognized restructuring charges of $7.2 million during the year ended December 31, 2023, composed of severance and other compensation costs. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges of $11.2 million during the fourth quarter of 2023.
During the first half of 2024, we continued to assess potential initiatives, resulting in additional severance and other compensation cost-related restructuring charges of $2.5 million. The following table provides a summary of our severance and other compensation cost activities as part of the 2023 Restructuring Plan (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
Restructuring charges	0.1	1.2	—	1.2	2.5
Paid during the period	(0.7)	(2.7)	—	(0.8)	(4.2)
Accrued charges as of June 30, 2024	$0.6	$2.1	$—	$1.3	$4.0
In addition, as part of the 2023 Restructuring Plan, within our marine segment we made the decision to cease operations at one of our subsidiaries in Brazil, resulting in the write-off of $3.3 million of VAT credits that are no longer recoverable.
We completed the restructuring activities during the second quarter of 2024.

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
•the impact of cyber and other information technology or security related incidents on us, our customers or other parties;
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, including as a result of the current conflicts in Eastern Europe and the Middle East and the upcoming 2024 U.S. presidential election;
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
•changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations;
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
2023 Restructuring Plan
In November 2023, we approved and began implementing a restructuring plan to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. During the year ended December 31, 2023, we recognized restructuring charges of $7.2 million, composed of severance and other compensation costs. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges of $11.2 million during the fourth quarter of 2023. During the first half of 2024, we continued to assess potential initiatives, resulting in additional severance and other compensation cost-related restructuring charges of $2.5 million. In addition, as part of the 2023 Restructuring Plan, within our marine segment we made the decision to cease operations at one of our subsidiaries in Brazil, resulting in the write-off of $3.3 million of VAT credits that are no longer recoverable. We estimate that the plan should result in approximately $21.9 million in annualized compensation-related savings. We completed the restructuring activities during the second quarter of 2024. See Note 15. Restructuring and Exit Activities for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2023 10-K Report. Selected financial information with respect to our business segments is provided in Note 13. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related service offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. Since 2023, we have successfully achieved higher returns in a high interest rate environment, driven in part by targeted improvements in working capital management consistent with our strategy to rationalize lower-return business activity. As part of our business strategy, we hold inventory in order to meet the needs of our customers. While we generally enter into financial derivative contracts to mitigate price risk exposure associated with our inventory, market pricing dynamics may still negatively impact our results.
In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core businesses, we completed our sale of the Avinode Group and our portfolio of aviation FBO software products (the "Avinode sale") during the second quarter of 2024. See Note 3. Acquisitions and Divestitures for additional information.
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
While our land segment faced several challenges during the three months ended June 30, 2024, we continue to focus on supporting the energy transition by expanding our sustainability offerings, including renewable fuel products, as well as carbon management and renewable energy solutions. We are continuing to invest in talent in this area, which we believe will help accelerate growth in these activities.

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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended June 30,
	2024	2023
Revenue	$10,965.2	$10,980.7
Cost of revenue	10,720.0	10,699.0
Gross profit	245.2	281.7
Operating expenses:
Compensation and employee benefits	119.2	125.1
General and administrative	72.8	80.8
Asset impairments	2.4	0.3
Restructuring charges	5.6	—
Total operating expenses	200.0	206.2
Income (loss) from operations	45.2	75.5
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(27.5)	(32.5)
Other income (expense), net	98.9	(2.8)
Total non-operating income (expense), net	71.4	(35.3)
Income (loss) before income taxes	116.6	40.3
Provision for income taxes	9.7	9.8
Net income (loss) including noncontrolling interest	106.9	30.5
Net income (loss) attributable to noncontrolling interest	(1.4)	0.5
Net income (loss) attributable to World Kinect	$108.3	$29.9

Basic earnings (loss) per common share	$1.81	$0.48

Diluted earnings (loss) per common share	$1.81	$0.48
Revenue. Our consolidated revenue for the three months ended June 30, 2024 was $11.0 billion, a decrease of $15.5 million compared to the three months ended June 30, 2023, attributable to decreased revenue of $349.8 million in our land segment, partially offset by increased revenue of $174.3 million and $160.0 million in our aviation and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended June 30, 2024 was $245.2 million, a decrease of $36.5 million, or 13%, compared to the three months ended June 30, 2023, attributable to decreased gross profit of $30.7 million, $5.3 million, and $0.5 million in our land, marine, and aviation segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended June 30, 2024 were $200.0 million, a decrease of $6.1 million compared to the three months ended June 30, 2023. The decrease in operating expenses was primarily driven by lower general and administrative expenses and lower compensation costs associated with the Avinode sale during the second quarter of 2024, as discussed in Note 3. Acquisitions and Divestitures. In addition, general and administrative expenses were lower across the three segments for the three months ended June 30, 2024 due to our continued focus on driving operating efficiencies, incentive compensation costs decreased compared to the prior year principally in our land segment, and credit losses in our aviation segment decreased compared to the prior year. These decreases were partially offset by $5.6 million of restructuring and exit activity charges recognized during the three months ended June 30, 2024 as discussed under "2023 Restructuring Plan" above as well as a $2.1 million increase in asset impairment charges compared to the prior year.

Non-Operating Income (Expense), net. For the three months ended June 30, 2024, we had net non-operating income of $71.4 million compared to net non-operating expense of $35.3 million for the three months ended June 30, 2023. The increase in non-operating income of $106.7 million during the three months ended June 30, 2024 was primarily attributable to the $96.0 million gain recognized on the Avinode sale, a decrease in interest expense of $5.7 million driven by a decrease in our average interest rates and daily borrowings, and lower foreign currency losses.
Income Taxes. For the three months ended June 30, 2024, we recognized an income tax expense of $9.7 million, compared to income tax expense of $9.8 million for the three months ended June 30, 2023. The decrease of $0.1 million was primarily attributable to lower pre-tax book income, excluding the gain recognized on the Avinode sale, and changes in the mix of our worldwide earnings, partially offset by higher net discrete tax expense, including an additional $9.1 million related to the Avinode sale. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2024	2023	Change
Revenue	$5,368.7	$5,194.4	$174.3

Gross profit	$127.7	$128.2	$(0.5)
Operating expenses	59.7	70.1	(10.4)
Income (loss) from operations	$68.0	$58.1	$9.9

Operational metrics:
Aviation segment volumes (gallons)	1,825.0	1,846.6	(21.6)
Aviation segment average price per gallon	$2.74	$2.61	$0.13
Revenues in our aviation segment were $5.4 billion for the three months ended June 30, 2024, an increase of $174.3 million, or 3%, compared to the three months ended June 30, 2023. The increase in revenue was driven by higher average prices, partially offset by a decrease in volume compared to the three months ended June 30, 2023. Average jet fuel price per gallon sold increased by 5% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Total aviation volumes decreased by 21.6 million gallons, or 1%, to 1.8 billion gallons driven primarily by a reduction in lower margin bulk fuel, partially offset by an increase in commercial passenger activity.
Aviation segment gross profit for the three months ended June 30, 2024 was $127.7 million, a decrease of $0.5 million compared to the three months ended June 30, 2023. The decrease in gross profit during the three months ended June 30, 2024 as compared to the prior year was primarily attributable to the Avinode sale during the second quarter of 2024, largely offset by our continued focus to improve returns, stronger performance in our inventory businesses, and growth at operated airport locations.
Income from operations in our aviation segment for the three months ended June 30, 2024 was $68.0 million, an increase of $9.9 million, or 17%, compared to the three months ended June 30, 2023, driven by decreased operating expenses, partially offset by the decrease in gross profit discussed above. The decrease in operating expenses was primarily attributable to lower general and administrative expenses and lower compensation costs associated with the Avinode sale, as well as a decrease in our provision for credit losses driven by the recovery of a receivable previously written off as uncollectible.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended June 30,
	2024	2023	Change
Revenue	$3,292.4	$3,642.3	$(349.8)

Gross profit	$80.8	$111.5	$(30.7)
Operating expenses	85.0	86.9	(1.8)
Income (loss) from operations	$(4.2)	$24.6	$(28.9)

Operational metrics:
Land segment volumes (gallons) (1)	1,449.2	1,507.6	(58.3)
Land segment average price per gallon	$2.27	$2.42	$(0.14)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $3.3 billion for the three months ended June 30, 2024, a decrease of $349.8 million, or 10%, compared to the three months ended June 30, 2023. The decrease in revenue was driven by lower average fuel prices and a decrease in volume. Average fuel prices decreased by 6% in the three months ended June 30, 2024 compared to the three months ended June 30, 2023. Total volumes decreased by 58.3 million, or 4%, to 1.4 billion gallons or gallon equivalents in the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily attributable to our liquid fuel business in North America.
Land segment gross profit for the three months ended June 30, 2024 was $80.8 million, a decrease of $30.7 million, or 28%, compared to the three months ended June 30, 2023. The decrease in gross profit was primarily driven by highly unfavorable market conditions in North America and Brazil, as well as lower profit contribution from our natural gas business as a result of oversupplied market conditions and lower market volatility.
Income (loss) from operations in our land segment for the three months ended June 30, 2024 was a loss of $4.2 million, a decrease of $28.9 million, or 117%, compared to the three months ended June 30, 2023. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs as well as lower general and administrative expenses due to our focus on driving operating efficiencies, partially offset by an increase in asset impairment charges compared to the prior year, and $0.9 million of restructuring charges recognized during the three months ended June 30, 2024.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended June 30,
	2024	2023	Change
Revenue	$2,304.1	$2,144.0	$160.0

Gross profit	$36.7	$42.0	$(5.3)
Operating expenses	26.3	22.2	4.1
Income (loss) from operations	$10.4	$19.8	$(9.4)

Operational metrics:
Marine segment volumes (metric tons)	4.2	4.2	—
Marine segment average price per metric ton	$553.80	$509.37	$44.43
Revenues in our marine segment were $2.3 billion for the three months ended June 30, 2024, an increase of $160.0 million, or 7%, compared to the three months ended June 30, 2023. The increase in revenue was driven by a 9% increase in the average price per metric ton of bunker fuel sold. Total volumes were flat compared to the three months ended June 30, 2023.

Marine segment gross profit for the three months ended June 30, 2024 was $36.7 million, a decrease of $5.3 million, or 13%, principally due to reduced market volatility when compared with the three months ended June 30, 2023.
Income from operations in our marine segment for the three months ended June 30, 2024 was $10.4 million, a decrease of $9.4 million, or 48%, compared to the three months ended June 30, 2023, primarily due to the decrease in gross profit discussed above, as well as restructuring and exit activity charges recognized during the three months ended June 30, 2024 as discussed in Note 15. Restructuring and Exit Activities.
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Six Months Ended June 30,
	2024	2023
Revenue	$21,916.6	$23,462.3
Cost of revenue	21,417.2	22,917.9
Gross profit	499.3	544.4
Operating expenses:
Compensation and employee benefits	234.7	244.2
General and administrative	147.9	159.8
Asset impairments	2.4	0.3
Restructuring charges	5.8	—
Total operating expenses	390.9	404.3
Income (loss) from operations	108.5	140.1
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(56.4)	(66.8)
Other income (expense), net	95.0	(6.3)
Total non-operating income (expense), net	38.6	(73.1)
Income (loss) before income taxes	147.1	67.0
Provision for income taxes	13.0	14.0
Net income (loss) including noncontrolling interest	134.1	53.0
Net income (loss) attributable to noncontrolling interest	(1.6)	0.3
Net income (loss) attributable to World Kinect	$135.7	$52.7

Basic earnings (loss) per common share	$2.27	$0.85

Diluted earnings (loss) per common share	$2.25	$0.84
Revenue. Our consolidated revenue for the six months ended June 30, 2024 was $21.9 billion, a decrease of $1.5 billion, or 7%, compared to the six months ended June 30, 2023, attributable to decreased revenue of $904.3 million and $824.5 million in our aviation and land segments, respectively, partially offset by increased revenue of $183.0 million in our marine segment, as discussed further below.
Gross Profit. Our gross profit for the six months ended June 30, 2024 was $499.3 million, a decrease of $45.1 million, or 8%, compared to the six months ended June 30, 2023, attributable to decreased gross profit of $43.5 million and $9.0 million in our land and marine segments, respectively, partially offset by increased gross profit of $7.4 million in our aviation segment, as discussed further below.

Operating Expenses. Total operating expenses for the six months ended June 30, 2024 were $390.9 million, a decrease of $13.5 million compared to the six months ended June 30, 2023. The decrease in operating expenses was primarily driven by lower general and administrative expenses due to our continued focus on driving operating efficiencies and lower incentive compensation costs principally in our land segment. In addition, operating expenses decreased as a result of the Avinode sale during the second quarter of 2024, as discussed in Note 3. Acquisitions and Divestitures. These decreases were partially offset by $5.8 million of restructuring and exit activity charges recognized during the six months ended June 30, 2024 as discussed under "2023 Restructuring Plan" above as well as a $2.1 million increase in asset impairment charges compared to the prior year.
Non-Operating Income (Expense), net. For the six months ended June 30, 2024, we had net non-operating income of $38.6 million compared to net non-operating expense of $73.1 million the six months ended June 30, 2023. The increase in non-operating income of $111.7 million during the six months ended June 30, 2024 was primarily attributable to the $96.0 million gain recognized on the Avinode sale, as discussed in Note 3. Acquisitions and Divestitures. In addition, interest expense decreased by $10.7 million, driven by a decrease in our average interest rates and daily borrowings, as well as fees associated with sales of accounts receivable under our RPAs.
Income Taxes. For the six months ended June 30, 2024, we recognized income tax expense of $13.0 million, compared to $14.0 million for the six months ended June 30, 2023. The decrease of $0.9 million was primarily attributable to lower pre-tax book income, excluding the gain recognized on the Avinode sale, and changes in the mix of our worldwide earnings, partially offset by higher net discrete tax expense, including an additional $9.1 million related to the Avinode sale. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2024	2023	Change
Revenue	$10,512.9	$11,417.2	$(904.3)

Gross profit	$236.2	$228.8	$7.4
Operating expenses	124.2	136.7	(12.5)
Income (loss) from operations	$112.0	$92.1	$19.9

Operational metrics:
Aviation segment volumes (gallons)	3,498.1	3,623.7	(125.6)
Aviation segment average price per gallon	$2.80	$2.95	$(0.15)
Revenues in our aviation segment were $10.5 billion for the six months ended June 30, 2024, a decrease of $904.3 million, or 8%, compared to the six months ended June 30, 2023. The decrease in revenue was driven by lower average prices and a decrease in volume compared to the six months ended June 30, 2023. Average jet fuel price per gallon sold decreased by 5% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Total aviation volumes decreased by 125.6 million gallons, or 3%, to 3.5 billion gallons, driven primarily by a reduction in lower margin bulk fuel.
Our aviation segment gross profit for the six months ended June 30, 2024 was $236.2 million, an increase of $7.4 million, or 3%, compared to the six months ended June 30, 2023. The increase in gross profit during the six months ended June 30, 2024 as compared to the prior year was primarily attributable to our continued focus to improve returns, stronger performance in our inventory businesses, and growth at operated airport locations during the six months ended June 30, 2024. The overall increase in gross profit was partially offset by a reduction in gross profit attributable to the Avinode sale, which closed during the second quarter of 2024 as discussed in Note 3. Acquisitions and Divestitures.
Income from operations in our aviation segment for the six months ended June 30, 2024 was $112.0 million, an increase of $19.9 million compared to the six months ended June 30, 2023. In addition to the increase in gross profit discussed above, operating expenses decreased by $12.5 million primarily attributable to lower general and administrative expenses resulting from our focus on driving operating efficiencies, and lower general and administrative expenses and compensation costs associated with the Avinode sale, in addition to a decrease in our provision for credit losses.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Six Months Ended June 30,
	2024	2023	Change
Revenue	$6,709.0	$7,533.5	$(824.5)

Gross profit	$178.1	$221.6	$(43.5)
Operating expenses	163.9	170.8	(6.9)
Income (loss) from operations	$14.2	$50.8	$(36.6)

Operational metrics:
Land segment volumes (gallons) (1)	3,047.4	3,072.3	(24.9)
Land segment average price per gallon	$2.20	$2.45	$(0.25)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $6.7 billion for the six months ended June 30, 2024, a decrease of $824.5 million, or 11%, compared to the six months ended June 30, 2023. The decrease in revenue was driven by lower average fuel prices and a decrease in volumes. Average fuel prices decreased by 10% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023. Total volumes decreased by 24.9 million, or 1%, to 3.0 billion gallons or gallon equivalents in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily attributable to our liquid fuel business in North America.
Our land segment gross profit for the six months ended June 30, 2024 was $178.1 million, a decrease of $43.5 million, or 20%, compared to the six months ended June 30, 2023. The decrease in gross profit was primarily driven by highly unfavorable market conditions in North America and Brazil, lower profit contribution from our natural gas business as a result of lower market volatility as well as our U.K. businesses, which were impacted by unfavorable weather conditions.
Income from operations in our land segment for the six months ended June 30, 2024 was $14.2 million, a decrease of $36.6 million, or 72%, compared to the six months ended June 30, 2023. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs and a reduction in general and administrative expenses attributable to our continued focus on driving operating efficiencies, partially offset by an increase in our provision for credit losses and asset impairment charges compared to the prior year, as well as $1.2 million of restructuring charges recognized during the six months ended June 30, 2024.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Six Months Ended June 30,
	2024	2023	Change
Revenue	$4,694.6	$4,511.6	$183.0

Gross profit	$85.0	$94.0	$(9.0)
Operating expenses	47.9	43.4	4.5
Income (loss) from operations	$37.2	$50.6	$(13.4)

Operational metrics:
Marine segment volumes (metric tons)	8.5	8.5	—
Marine segment average price per metric ton	$552.90	$531.45	$21.46
Revenues in our marine segment were $4.7 billion for the six months ended June 30, 2024, an increase of $183.0 million, or 4%, compared to the six months ended June 30, 2023. The increase in revenue was driven by a 4% increase in the average price per metric ton of bunker fuel sold. Total volumes were flat compared to the prior year.

Our marine segment gross profit for the six months ended June 30, 2024 was $85.0 million, a decrease of $9.0 million, or 10%, principally due reduced market volatility when compared with the six months ended June 30, 2023.
Income from operations in our marine segment for the six months ended June 30, 2024 was $37.2 million, a decrease of $13.4 million, or 27%, compared to the six months ended June 30, 2023, primarily due to the decrease in gross profit discussed above, as well as restructuring and exit activity charges recognized during the six months ended June 30, 2024.
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
Based on the information currently available, we believe that our cash and cash equivalents as of June 30, 2024 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
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

Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2023 to June 30, 2024. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the six months ended June 30, 2024 and 2023 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Six Months Ended June 30,
	2024	2023
Net cash provided by (used in) operating activities	$178.1	$186.5
Net cash provided by (used in) investing activities	163.8	(56.1)
Net cash provided by (used in) financing activities	(114.7)	(129.3)
Operating Activities. For the six months ended June 30, 2024, net cash provided by operating activities was $178.1 million, compared to $186.5 million net cash provided during the six months ended June 30, 2023. The $8.3 million decrease in operating cash flows was principally due to relatively stable average fuel prices during the six months ended June 30, 2024 compared to the lower fuel prices experienced during the six months ended June 30, 2023, which reduced our cost of inventory and decreased our accounts payable and accounts receivable, as well as a decrease in cash provided by our derivative activities. These decreases were offset by an increase in our net income (see "Results of Operations" for further details of the drivers impacting our net income) adjusted for noncash items and cash flows associated with income taxes and deferred revenue.
Investing Activities. For the six months ended June 30, 2024, net cash provided by investing activities was $163.8 million, compared to net cash used of $56.1 million during the six months ended June 30, 2023. The net cash provided by investing activities for the six months ended June 30, 2024 was primarily driven by net proceeds of $200.4 million from the Avinode sale, as discussed in Note 3. Acquisitions and Divestitures, partially offset by capital expenditures of $32.1 million. Net cash used in investing activities for the six months ended June 30, 2023 was principally driven by capital expenditures of $46.5 million.
Financing Activities. For the six months ended June 30, 2024, net cash used in financing activities was $114.7 million compared to net cash used of $129.3 million for the six months ended June 30, 2023. The net cash used in financing activities for the six months ended June 30, 2024 was primarily attributable to payments of deferred consideration related to prior acquisitions of $50.9 million, repurchases of common stock of $29.1 million, dividend payments of $18.5 million, and net repayments under our Credit Facility of $9.4 million. Net cash used in financing activities for the six months ended June 30, 2023 was primarily attributable to net borrowings of $39.9 million, driven by proceeds of $350.0 million from the issuance of the Convertible Notes and proceeds of $40.3 million from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $348.4 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $10.5 million for debt issuance costs, and received $40.0 million from the sale of warrants. In addition, net cash used in financing activities includes payments of deferred consideration related to prior acquisitions of $62.8 million, repurchases of common stock of $50.0 million, and dividend payments of $17.3 million.
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

Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates. As of June 30, 2024, we have no reporting units considered at risk and the carrying value of our long-lived assets and equity investments were recoverable. A reporting unit is considered at risk when its fair value does not exceed its carrying amount by more than 10%. While our land reporting unit is not currently considered at risk, as a result of the performance during the second quarter combined with updated projections, we noted that the excess of the fair value over the carrying amount has decreased during three months ended June 30, 2024.
The assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, are defined based on available information as of the testing date considering current market volatility and geopolitical risks. When testing goodwill at our reporting units, we also consider the volatility in the Company's market capitalization and evaluate the potential impact that this volatility may have on the estimated fair value of our reporting units. As of June 30, 2024 the goodwill balances in our land and aviation reporting units were $838.0 million and $336.9 million, respectively.
When our results or the results of our equity investments, differ significantly from projections and the expectation is that future results would also be impacted, the carrying value of our goodwill, long-lived assets and equity investments could be at risk or could result in an impairment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2023. Please refer to our 2023 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of June 30, 2024, see Note 5. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended June 30, 2024.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
4/1/2024 - 4/30/2024	—	$—	—	$136,986
5/1/2024 - 5/31/2024	571	24.89	571	122,757
6/1/2024 - 6/30/2024	573	25.92	573	107,882
Total	1,145	$25.41	1,145	$107,882
(1)    The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the Inflation Reduction Act.
(2)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases (the "2020 Repurchase Program"). Our repurchase program does not require a minimum number of shares of common stock to be purchased, has no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of June 30, 2024, approximately $107.9 million remains available under the 2020 Repurchase Program. The timing and amount of shares of common stock to be repurchased under the 2020 Repurchase Program will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 26, 2024	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer