Form 10-Q
period 2024-09-30
WORLD KINECT CORP
filed 2024-10-25
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 58,077,535 shares of common stock, par value $0.01 per share, issued and outstanding as of October 18, 2024.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	September 30, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$373.8	$304.3
Accounts receivable, net of allowance for credit losses of $20.2 million and $18.3 million as of September 30, 2024 and December 31, 2023, respectively	2,476.1	2,735.5
Inventories	619.9	664.6
Prepaid expenses	89.8	77.6
Short-term derivative assets, net	188.2	275.4
Other current assets	423.0	446.4
Total current assets	4,170.7	4,503.8
Property and equipment, net	505.6	515.3
Goodwill	1,181.7	1,238.0
Identifiable intangible assets, net	266.3	299.7
Other non-current assets	860.3	818.6
Total assets	$6,984.6	$7,375.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$85.0	$78.8
Accounts payable	2,750.8	3,097.6
Short-term derivative liabilities, net	90.4	128.2
Accrued expenses and other current liabilities	657.0	745.0
Total current liabilities	3,583.1	4,049.7
Long-term debt	798.0	809.1
Other long-term liabilities	552.4	566.9
Total liabilities	4,933.6	5,425.7
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 58.1 and 59.8 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	0.6	0.6
Capital in excess of par value	64.3	109.6
Retained earnings	2,120.6	1,981.6
Accumulated other comprehensive income (loss)	(141.1)	(148.9)
Total World Kinect shareholders' equity	2,044.4	1,943.0
Noncontrolling interest	6.6	6.7
Total equity	2,051.0	1,949.6
Total liabilities and equity	$6,984.6	$7,375.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$10,490.9	$12,245.3	$32,407.5	$35,707.6
Cost of revenue	10,222.8	11,963.9	31,640.0	34,881.8
Gross profit	268.1	281.4	767.5	825.8
Operating expenses:
Compensation and employee benefits	122.9	132.0	357.7	376.3
General and administrative	71.8	76.1	219.7	235.9
Asset impairments	1.2	—	3.6	0.3
Restructuring charges	—	—	5.7	—
Total operating expenses	195.8	208.2	586.7	612.5
Income (loss) from operations	72.3	73.3	180.7	213.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(24.0)	(28.6)	(80.4)	(95.4)
Other income (expense), net	1.3	1.6	96.4	(4.7)
Total non-operating income (expense), net	(22.6)	(26.9)	16.0	(100.0)
Income (loss) before income taxes	49.6	46.3	196.7	113.3
Provision for income taxes	14.6	10.8	27.6	24.8
Net income (loss) including noncontrolling interest	35.0	35.5	169.1	88.5
Net income (loss) attributable to noncontrolling interest	1.5	0.6	(0.1)	0.9
Net income (loss) attributable to World Kinect	$33.5	$34.9	$169.2	$87.7
Basic earnings (loss) per common share	$0.57	$0.58	$2.84	$1.42
Basic weighted average common shares	58.8	60.3	59.5	61.7
Diluted earnings (loss) per common share	$0.57	$0.58	$2.82	$1.41
Diluted weighted average common shares	59.2	60.4	60.0	62.1
Comprehensive income:
Net income (loss) including noncontrolling interest	$35.0	$35.5	$169.1	$88.5
Other comprehensive income (loss):
Foreign currency translation adjustments	17.1	(18.1)	16.5	(3.3)
Cash flow hedges, net of income tax expense (benefit) of ($2.1) and ($2.2) for the three months ended September 30, 2024 and 2023, respectively, and net of income tax expense (benefit) of ($3.2) and ($2.3) for the nine months ended September 30, 2024 and 2023, respectively	(5.9)	(5.4)	(8.8)	(6.4)
Total other comprehensive income (loss)	11.2	(23.5)	7.8	(9.8)
Comprehensive income (loss) including noncontrolling interest	46.2	12.0	176.9	78.8
Comprehensive income (loss) attributable to noncontrolling interest	1.5	0.6	(0.1)	0.9
Comprehensive income (loss) attributable to World Kinect	$44.7	$11.5	177.0	$77.9
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
Net income (loss)	—	—	—	27.4	—	27.4	(0.2)	27.2
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Balance as of March 31, 2024	59.9	0.6	114.3	1,998.8	(161.7)	1,952.0	6.5	1,958.5
Net income (loss)	—	—	—	108.3	—	108.3	(1.4)	106.9
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	6.0	—	—	6.0	—	6.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(1.1)	—	(29.4)	—	—	(29.4)	—	(29.4)
Other comprehensive income (loss)	—	—	—	—	9.4	9.4	—	9.4
Balance as of June 30, 2024	59.1	0.6	87.0	2,097.0	(152.3)	2,032.3	5.1	2,037.4
Net income (loss)	—	—	—	33.5	—	33.5	1.5	35.0
Cash dividends declared	—	—	—	(9.9)	—	(9.9)	—	(9.9)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	(1.0)	—	(28.6)	—	—	(28.6)	—	(28.6)
Other comprehensive income (loss)	—	—	—	—	11.2	11.2	—	11.2
Balance as of September 30, 2024	58.1	$0.6	$64.3	$2,120.6	$(141.1)	$2,044.4	$6.6	$2,051.0

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	22.8	—	22.8	(0.2)	22.6
Cash dividends declared	—	—	—	(8.6)	—	(8.6)	—	(8.6)
Amortization of share-based payment awards	—	—	6.1	—	—	6.1	—	6.1
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.3)	—	—	(0.3)	—	(0.3)
Other comprehensive income (loss)	—	—	—	—	3.5	3.5	—	3.5
Balance as of March 31, 2023	62.1	0.6	188.2	1,976.7	(157.1)	2,008.3	5.7	2,014.0
Net income (loss)	—	—	—	29.9	—	29.9	0.5	30.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	4.0	—	—	4.0	—	4.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(4.0)	—	—	(4.0)	—	(4.0)
Purchases of common stock	(2.2)	—	(50.5)	—	—	(50.5)	—	(50.5)
Other comprehensive income (loss)	—	—	—	—	10.2	10.2	—	10.2
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of June 30, 2023	60.2	0.6	107.2	1,998.2	(146.9)	1,959.1	6.2	1,965.3
Net income (loss)	—	—	—	34.9	—	34.9	0.6	35.5
Cash dividends declared	—	—	—	(8.4)	—	(8.4)	—	(8.4)
Amortization of share-based payment awards	—	—	6.2	—	—	6.2	—	6.2
Other comprehensive income (loss)	—	—	—	—	(23.5)	(23.5)	—	(23.5)
Balance as of September 30, 2023	60.2	$0.6	$113.4	$2,024.8	$(170.4)	$1,968.3	$6.7	$1,975.1

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$169.1	$88.5
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	32.0	(191.7)
(Gain) loss on sale of business	(96.0)	(0.6)
Depreciation and amortization	75.3	77.8
Noncash operating lease expense	24.2	26.6
Provision for credit losses	5.5	5.2
Share-based payment award compensation costs	17.7	16.2
Deferred income tax expense (benefit)	(18.0)	(4.4)
Unrealized foreign currency (gains) losses, net	19.4	(9.5)
Other	20.7	16.8
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	252.2	389.1
Inventories	43.1	128.1
Prepaid expenses	(16.4)	(8.2)
Other current assets	3.1	(38.3)
Cash collateral with counterparties	76.7	188.8
Other non-current assets	(84.9)	(73.7)
Change in derivative assets and liabilities, net	(5.8)	(6.1)
Accounts payable	(353.6)	(216.9)
Accrued expenses and other current liabilities	(43.2)	(114.6)
Other long-term liabilities	18.5	(6.5)
Net cash provided by (used in) operating activities	139.6	266.8
Cash flows from investing activities:
Proceeds from sale of business, net of divested cash	200.1	—
Capital expenditures	(50.3)	(67.9)
Other investing activities, net	(50.9)	(9.5)
Net cash provided by (used in) investing activities	98.9	(77.4)
Cash flows from financing activities:
Borrowings of debt	2,747.0	4,051.3
Repayments of debt	(2,766.1)	(4,362.7)
Issuance of Convertible Notes	—	350.0
Dividends paid on common stock	(28.6)	(25.7)
Repurchases of common stock	(57.4)	(50.0)
Purchase of convertible note hedges	—	(70.5)
Sale of warrants	—	40.0
Payments of deferred consideration for acquisitions	(51.3)	(62.9)
Other financing activities, net	(6.1)	(10.0)
Net cash provided by (used in) financing activities	(162.6)	(140.4)
Effect of exchange rate changes on cash and cash equivalents	(6.4)	(11.8)
Net increase (decrease) in cash and cash equivalents	69.5	37.2
Cash and cash equivalents, as of the beginning of the period	304.3	298.4
Cash and cash equivalents, as of the end of the period	$373.8	$335.6
Supplemental Disclosure of Noncash Investing and Financing Activities
Right of use assets obtained in exchange for new operating lease liabilities were $24.9 million and $23.3 million during the nine months ended September 30, 2024 and 2023, respectively.
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
We had accounts receivable, net, of $2.5 billion and $2.7 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.5 million and $20.8 million, as of September 30, 2024 and December 31, 2023, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2024 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of September 30, 2024, 97% of our accounts receivable were outstanding less than 60 days.

The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Nine Months Ended September 30,
	2024	2023
Balance as of January 1,	$20.8	$17.3
Charges to allowance for credit losses	5.5	5.2
Write-off of uncollectible receivables	(5.6)	(3.4)
Recoveries of credit losses	1.3	0.1
Translation adjustments	(0.3)	0.1
Balance as of September 30,	$21.5	$19.4
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
During the nine months ended September 30, 2024 and 2023, we sold receivables under the RPAs with an aggregate face value of $8.9 billion and $7.7 billion and recognized fees of $29.5 million and $30.7 million, respectively.
3. Acquisitions and Divestitures
2024 Acquisitions and Divestitures
There were no acquisitions during the nine months ended September 30, 2024.
On May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products (the "disposal group") for cash proceeds, net of cash sold, of $200.1 million (the "Avinode sale"). The sale resulted in a pre-tax gain of $96.0 million, net of costs to sell and after the reclassification of the cumulative translation adjustment to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $11.2 million is included in Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the sale, the disposal group was reported within the aviation segment. The sale did not meet the criteria to be reported as a discontinued operation.
4. Goodwill
The following table provides information regarding changes in goodwill during the nine months ended September 30, 2024 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2023	$398.3	$839.7	$1,238.0
Adjustment for sale of business (1)	(59.5)	—	(59.5)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.8)	5.0	3.2
As of September 30, 2024	$337.0	$844.7	$1,181.7
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2024
Commodity contracts
Long	BBL	84.5
Short	BBL	(87.2)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(757.1)
Buy U.S. dollar, sell other currencies	USD	821.8

Interest rate contracts
Interest rate swap	USD	300.0
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

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated as hedging instruments
Commodity contracts	Other non-current assets	$—	$0.3	$—	$—
	Short-term derivative liabilities, net	39.8	24.8	38.1	20.9

Interest rate contracts	Short-term derivative assets, net	5.8	12.7	—	—
	Other non-current assets	—	2.2	—	—
Total derivatives designated as hedging instruments		45.6	39.9	38.1	20.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	249.0	343.9	53.3	73.1
	Other non-current assets	98.2	139.8	18.2	17.2
	Short-term derivative liabilities, net	143.1	161.8	268.3	340.0
	Other long-term liabilities	81.4	121.2	141.6	217.9

Foreign currency contracts	Short-term derivative assets, net	9.9	24.7	10.0	9.8
	Other non-current assets	0.2	0.6	0.1	0.5
	Short-term derivative liabilities, net	4.6	8.7	14.6	18.3
	Other long-term liabilities	0.2	—	0.6	—
Total derivatives not designated as hedging instruments		586.6	800.8	506.7	676.8
Total derivatives		$632.2	$840.7	$544.9	$697.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.
The following amounts were recorded on our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Inventory	$64.1	$55.3	$(1.5)	$(1.3)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2024			September 30, 2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$10,490.9	$10,222.8	$24.0	$12,245.3	$11,963.9	$28.6
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(3.1)	—	—	10.3	—
Derivatives designated as hedging instruments	—	2.6	—	—	(7.8)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	1.3	—	—	3.6	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	3.8	—	—	3.8
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$10,490.9	$10,223.6	$27.8	$12,245.3	$11,970.1	$32.3

	For the Nine Months Ended
	September 30, 2024			September 30, 2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$32,407.5	$31,640.0	$80.4	$35,707.6	$34,881.8	$95.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	0.1	—	—	6.1	—
Derivatives designated as hedging instruments	—	0.5	—	—	(2.5)	—
Amount excluded from effectiveness testing recognized in earnings based on amortization approach	—	—	—	—	—	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(0.1)	0.7	—	1.1	2.1	—
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	11.2	—	—	10.3
Amount excluded from effectiveness testing recognized in earnings based on changes in fair value	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$32,407.5	$31,641.3	$91.6	$35,706.6	$34,887.4	$105.7
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$(1.8)	$(1.3)	$(0.5)	$(1.6)
Commodity contracts	Cost of revenue	$(9.0)	$3.9	$(10.1)	$(1.6)
For the nine months ended September 30, 2024 and 2023, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2024, on a pre-tax basis, $3.4 million and $0.1 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and an increase to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Commodity contracts (Revenue)	$(2.4)	$(0.6)	$(2.6)	$0.1
Commodity contracts (Cost of revenue)	0.9	(0.8)	1.0	(1.0)
Interest rate contracts (Interest expense and other financing costs, net)	(0.6)	1.2	$1.6	$4.4
Total gain (loss)	$(2.2)	$(0.1)	$—	$3.4

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$—	$—	$—	$0.8
Commodity contracts	Cost of revenue	1.0	2.6	0.5	1.5
Interest rate contracts	Interest expense and other financing costs, net	2.8	2.7	8.3	7.5
Total gain (loss)		$3.7	$5.3	$8.8	$9.9
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2024	2023	2024	2023
Commodity contracts	Revenue	$(33.8)	$(28.3)	$(158.7)	$(171.0)
	Cost of revenue	12.8	(16.9)	15.9	(35.4)
		(21.0)	(45.2)	(142.8)	(206.4)
Foreign currency contracts	Revenue	(1.7)	(0.2)	(2.1)	(5.9)
	Other (expense), net	(4.7)	(2.2)	(8.8)	(1.5)
		(6.4)	(2.5)	(10.9)	(7.3)
Total gain (loss)		$(27.4)	$(47.7)	$(153.7)	$(213.7)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	September 30, 2024	December 31, 2023
Net derivative liability positions with credit contingent features	$66.4	$99.1
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$66.4	$99.1

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
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$235.8	$365.7	$10.1	$611.6
Interest rate contract	—	5.8	—	5.8
Foreign currency contracts	—	14.8	—	14.8
Cash surrender value of life insurance	—	19.3	—	19.3
Total assets at fair value	$235.8	$405.6	$10.1	$651.5

Liabilities:
Commodities contracts	$294.3	$224.4	$0.9	$519.6
Foreign currency contracts	—	25.3	—	25.3
Total liabilities at fair value	$294.3	$249.7	$0.9	$544.9

	Fair Value Measurements as of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$220.0	$560.2	$11.6	$791.8
Interest rate contract	—	14.8	—	14.8
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	16.5	—	16.5
Total assets at fair value	$220.0	$625.6	$11.6	$857.3

Liabilities:
Commodities contracts	$322.1	$345.3	$1.8	$669.1
Foreign currency contracts	—	28.7	—	28.7
Total liabilities at fair value	$322.1	$373.9	$1.8	$697.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$611.6	$335.9	$275.7	$19.1	$—	$256.6
Interest rate contract	5.8	—	5.8	—	—	5.8
Foreign currency contracts	14.8	14.8	—	—	—	—
Total assets at fair value	$632.2	$350.7	$281.5	$19.1	$—	$262.4

Liabilities:
Commodities contracts	$519.6	$335.9	$183.8	$59.7	$—	$124.1
Foreign currency contracts	25.3	14.8	10.4	—	—	10.4
Total liabilities at fair value	$544.9	$350.7	$194.2	$59.7	$—	$134.5

	Fair Value as of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$791.8	$399.0	$392.8	$45.2	$—	$347.7
Interest rate contract	14.8	—	14.8	—	—	14.8
Foreign currency contracts	34.1	19.1	15.0	—	—	15.0
Total assets at fair value	$840.7	$418.0	$422.7	$45.2	$—	$377.5

Liabilities:
Commodities contracts	$669.1	$399.0	$270.1	$100.5	$—	$169.7
Foreign currency contracts	28.7	19.1	9.6	—	—	9.6
Total liabilities at fair value	$697.8	$418.0	$279.7	$100.5	$—	$179.2
At September 30, 2024 and December 31, 2023, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2024, two of our counterparties with a total exposure of $67.6 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $26.9 million.
Nonrecurring Fair Value Measurements
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2024.

7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	September 30, 2024	December 31, 2023
Credit Facility (1)	$—	$—
Term loan (1)	461.2	476.4
Convertible Notes (2)	340.3	338.5
Finance leases	22.8	15.7
Other (3)	58.7	57.3
Total debt	883.0	887.9
Less: Current maturities of long-term debt and finance leases	85.0	78.8
Long-term debt	$798.0	$809.1
(1)The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of September 30, 2024 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs. As of September 30, 2024, the fair value of the Convertible Notes is estimated to be approximately $426.5 million using the Level 2 observable input of quoted market prices in an inactive market.
(3)Includes secured borrowings for the transfer of tax receivables of $54.1 million (EUR 48.5 million) and $53.6 million (EUR 48.5 million) as of September 30, 2024 and December 31, 2023, respectively.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Interest income	$5.0	$3.0	$8.6	$7.0
Interest expense and other financing costs	(29.0)	(31.6)	(89.0)	(102.3)
Interest expense and other financing costs, net	$(24.0)	$(28.6)	$(80.4)	$(95.4)
8. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $149.7 million and $198.8 million as of September 30, 2024 and December 31, 2023, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
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
We are also involved in several tax disputes with federal, state and municipal tax authorities in Brazil, relating primarily to a VAT tax known as ICMS. These disputes are at various stages of the legal process, including the administrative review phase and the collection action phase, and include assessments of fixed amounts of principal and penalties, plus interest. One of our Brazilian subsidiaries is currently contesting an assessment from the Brazilian tax authorities relating to the ICMS rate used for certain transactions (consisting of tax, interest and penalties) that now stands at approximately $6.1 million (BRL 33.0 million). In November 2023, the deadline passed for the Brazilian tax authorities to appeal a previous judgment reducing the interest rate applicable to the assessment. In April 2024, the Sao Paulo Court of Justice published a decision on a motion previously filed in the case, which reduced the penalty by limiting it to the total tax due and eliminated any interest that would have been due on the excess penalty. We are pursuing available judicial remedies to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of September 30, 2024, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
10. Shareholders' Equity
Cash Dividends
During the nine months ended September 30, 2024, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.17 per common share representing first, second, and third quarter dividends of $10.1 million, $10.1 million, and $9.9 million, which were paid on April 16, 2024, July 16, 2024 and October 16, 2024, respectively. During the nine months ended September 30, 2023, the Board declared quarterly cash dividends of $0.14 per common share representing first, second, and third quarter dividends of $8.6 million, $8.4 million, and $8.4 million, which were paid on April 21, 2023, July 10, 2023, and October 16, 2023, respectively.

Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2024	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	17.0	(8.8)	8.2
Balance as of September 30, 2024	$(143.1)	$2.0	$(141.1)

Balance as of January 1, 2023	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	(3.3)	3.4	0.1
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(9.9)	(9.9)
Balance as of September 30, 2023	$(182.8)	$12.4	$(170.4)
(1)During the nine months ended September 30, 2024, cumulative translation losses were reclassified from Other comprehensive income (loss) into net income. See Note 3. Acquisitions and Divestitures for additional information.

11. Revenue from Contracts with Customers
Disaggregated revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Aviation	$266.8	$301.0	$853.9	$826.3
Land	17.3	6.4	96.5	18.6
Marine	1,033.9	1,009.5	3,205.7	3,125.6
Asia Pacific	1,318.0	1,316.9	4,156.2	3,970.5

Aviation	1,414.4	1,347.7	3,612.2	3,174.3
Land	620.9	725.4	2,193.7	2,512.4
Marine	564.1	695.9	1,730.2	1,841.0
EMEA	2,599.4	2,769.0	7,536.1	7,527.7

Aviation	867.1	987.7	2,894.1	3,094.8
Land	247.9	286.4	742.5	743.0
Marine	142.7	143.5	571.2	581.4
LATAM	1,257.7	1,417.6	4,207.8	4,419.2

Aviation	2,668.6	3,346.1	8,356.3	10,291.0
Land	2,293.2	3,001.9	6,987.9	8,428.8
Marine	379.7	428.7	1,306.9	1,242.3
North America	5,341.5	6,776.6	16,651.1	19,962.1

Other revenues (excluded from ASC 606) (1)	(25.6)	(34.8)	(143.7)	(171.9)

Total revenue	$10,490.9	$12,245.3	$32,407.5	$35,707.6
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts receivable, contract assets and contract liabilities
The nature of the receivables related to revenue from contracts with customers and other revenues (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., separate fuel sales and storage lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of September 30, 2024 and December 31, 2023, the contract assets and contract liabilities recognized by the Company were not material.
12. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Provision for income taxes	$14.6	$10.8	$27.6	$24.8
Effective income tax rate	29.5%	23.4%	14.0%	21.9%

Our provision for income taxes for the three months ended September 30, 2024 includes a net discrete income tax expense of $2.9 million, of which a tax expense of $2.1 million relates to the tax on gain on sale of Avinode and a tax expense of $1.6 million relates to return-to-provision adjustments, partially offset by a net tax benefit of $0.7 million primarily related to changes in our reserve for uncertain tax positions.
Our provision for income taxes for the three months ended September 30, 2023 includes a net discrete income tax benefit of $2.7 million, of which $3.2 million relates to the reversal of a valuation allowance previously recorded against the deferred tax assets of certain foreign subsidiaries and states, partially offset by a net tax expense of $0.5 million related to other worldwide adjustments.
Our provision for income taxes for the nine months ended September 30, 2024 includes a net discrete income tax expense of $2.7 million, of which a net tax expense of $11.2 million relates to the tax on gain on sale of Avinode, partially offset by a net tax benefit of $9.2 million related to changes in our reserve for uncertain tax positions.
Our provision for income taxes for the nine months ended September 30, 2023 includes a net discrete income tax benefit of $8.2 million, which includes a benefit of $8.2 million related to the reversal of valuation allowances previously recorded against deferred tax assets of certain foreign subsidiaries and states, as well as other offsetting worldwide adjustments.
Our income tax provisions for the three and nine months ended September 30, 2024 and 2023 were calculated based on the estimated annual effective income tax rates for the 2024 and 2023 years, respectively. The actual effective income tax rate for the 2024 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
On October 4, 2021, 136 members of the Organisation for Economic Co-operation and Development ("OECD") agreed to a global minimum tax rate of 15%. On December 20, 2021, OECD published its model rules on the agreed minimum tax known as the Global Anti-Base Erosion ("GloBE") rules. The GloBE rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational enterprise groups pay a minimum level of tax on the income arising in each of the jurisdictions where they operate. On December 14, 2022, the European Council approved its directive to implement Pillar Two of the GloBE rules regarding a 15% global minimum tax rate. Many G20 nations have also indicated their plan to follow the OECD guidance as early as January 1, 2024. Pillar Two legislation has been enacted or substantively enacted in several jurisdictions in which the Company operates. The legislation is effective for the Company’s financial year beginning January 1, 2024.
The Company has completed its assessment and identified potential exposure to Pillar Two income taxes on profits earned in jurisdictions where the effective tax rate is lower than 15%. The estimated Pillar Two taxes do not have a material impact on the estimated annual effective tax rate for 2024 or the income tax provision for the three and nine months ended September 30, 2024.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through September 30, 2024, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, and proposed tax assessments for the 2015 through 2021 tax years of approximately $142.1 million (DKK 951.5 million), excluding interest. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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

Information concerning our Revenue and Income from operations by reportable segment is as follows (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2024	2023	2024	2023
Aviation segment	$5,218.4	$5,983.5	$15,731.3	$17,400.8
Land segment	3,151.6	3,983.5	9,860.6	11,517.1
Marine segment	2,121.0	2,278.2	6,815.6	6,789.8
Total revenue	$10,490.9	$12,245.3	$32,407.5	$35,707.6

Income from operations:
Aviation segment	$68.7	$58.6	$180.6	$150.7
Land segment	15.2	31.8	29.4	82.6
Marine segment	14.9	12.4	52.1	63.0
Corporate overhead - unallocated	(26.5)	(29.5)	(81.4)	(83.0)
Total income from operations	$72.3	$73.3	$180.7	$213.3
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2024	December 31, 2023
Accounts receivable, net:
Aviation segment, net of allowance for credit losses of $7.4 and $9.1 as of September 30, 2024 and December 31, 2023, respectively	$1,216.3	$1,285.7
Land segment, net of allowance for credit losses of $10.1 and $6.3 as of September 30, 2024 and December 31, 2023, respectively	647.5	767.4
Marine segment, net of allowance for credit losses of $2.7 and $2.9 as of September 30, 2024 and December 31, 2023, respectively	612.3	682.4
Total accounts receivable, net	$2,476.1	$2,735.5

Total assets:
Aviation segment	$2,504.6	$2,767.4
Land segment	3,211.0	3,323.4
Marine segment	1,014.9	992.8
Corporate	254.2	291.8
Total assets	$6,984.6	$7,375.3

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net income attributable to World Kinect	$33.5	$34.9	$169.2	$87.7
Denominator:
Weighted average common shares for basic earnings per common share	58.8	60.3	59.5	61.7
Effect of dilutive securities	0.4	0.1	0.4	0.4
Weighted average common shares for diluted earnings per common share	59.2	60.4	60.0	62.1
Basic earnings (loss) per common share	$0.57	$0.58	$2.84	$1.42
Diluted earnings (loss) per common share	$0.57	$0.58	$2.82	$1.41
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.2	1.4	1.1	1.2
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
During the first half of 2024, we continued to assess potential initiatives, resulting in additional severance and other compensation cost-related restructuring charges. The following table provides a summary of our severance and other compensation cost activities as part of the 2023 Restructuring Plan (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
Restructuring charges	0.1	1.8	—	0.5	2.4
Paid during the period	(1.1)	(3.8)	—	(1.0)	(5.8)
Accrued charges as of September 30, 2024	$0.2	$1.7	$—	$0.4	$2.3
In addition, as part of the 2023 Restructuring Plan, within our marine segment we made the decision during the second quarter of 2024 to cease operations at one of our subsidiaries in Brazil, resulting in the write-off of $3.3 million of VAT credits that are no longer recoverable.
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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) expectations regarding inflation and its impact on us, (ii) conditions in the aviation, land, and marine markets and their impact on our business, (iii) growth in our core businesses (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy, (vii) estimates regarding the financial impact of our derivative and other trading contracts and (viii) estimated savings arising out of various cost reduction efforts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, including as a result of the current conflicts in Eastern Europe and the Middle East and the 2024 U.S. presidential election;
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
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this 10-Q report that modify or impact any of the forward-looking statements contained in or accompanying this 10-Q Report will be deemed to modify or supersede such forward-looking statements.

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
Restructuring and Exit Activities
In November 2023, we approved and began implementing the 2023 Restructuring Plan to realign our operational focus with the purpose of simplifying our business, enabling us to focus more clearly on growing our core businesses and our new sustainability-related activities, and improving our cost structure. As part of this plan, we identified open positions that were eliminated and other positions that were closed to better align the workforce necessary to execute the revised strategy. During the first half of 2024, we continued to assess potential initiatives. As part of the restructuring plan in 2023 and 2024, we recognized restructuring charges totaling $9.6 million, composed of severance and other compensation costs. We also decided to shift future investments away from underperforming businesses and to continue assessing our global office footprint, resulting in impairment charges of $11.2 million during the fourth quarter of 2023. In addition, as part of the 2023 Restructuring Plan, within our marine segment we made the decision during the second quarter of 2024 to cease operations at one of our subsidiaries in Brazil, resulting in the write-off of $3.3 million of VAT credits that are no longer recoverable. We estimate that the plan should result in approximately $21.9 million in annualized compensation-related savings. We completed the restructuring activities during the second quarter of 2024. See Note 15. Restructuring and Exit Activities for additional information.
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
Land Segment
Although 2023 was adversely affected by extraordinary losses associated with an erroneous bid submitted in the Finnish power market, we achieved an increase in profitability during the year ended December 31, 2023 from both our natural gas business and our sustainability-related service offerings, driven in part by strong growth in our renewable energy solutions business.
In our land segment we continue to focus on improving asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform as discussed under "Restructuring and Exit Activities" above.
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

Macroeconomic Environment
Inflation in the United States and other jurisdictions in which we do business increased significantly beginning in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs in 2022 and 2023. Inflation, however, is decelerating and we expect will continue to do so gradually throughout 2024 without a major downturn in activity.
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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended September 30,
	2024	2023
Revenue	$10,490.9	$12,245.3
Cost of revenue	10,222.8	11,963.9
Gross profit	268.1	281.4
Operating expenses:
Compensation and employee benefits	122.9	132.0
General and administrative	71.8	76.1
Asset impairments	1.2	—
Total operating expenses	195.8	208.2
Income (loss) from operations	72.3	73.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(24.0)	(28.6)
Other income (expense), net	1.3	1.6
Total non-operating income (expense), net	(22.6)	(26.9)
Income (loss) before income taxes	49.6	46.3
Provision for income taxes	14.6	10.8
Net income (loss) including noncontrolling interest	35.0	35.5
Net income (loss) attributable to noncontrolling interest	1.5	0.6
Net income (loss) attributable to World Kinect	$33.5	$34.9

Basic earnings (loss) per common share	$0.57	$0.58

Diluted earnings (loss) per common share	$0.57	$0.58
Revenue. Our consolidated revenue for the three months ended September 30, 2024 was $10.5 billion, a decrease of $1.8 billion, or 14%, compared to the three months ended September 30, 2023, attributable to decreased revenue of $832.0 million, $765.2 million, and $157.3 million in our land, aviation, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended September 30, 2024 was $268.1 million, a decrease of $13.3 million, or 5%, compared to the three months ended September 30, 2023, attributable to decreased gross profit of $19.3 million in our land segment, partially offset by increased gross profit of $3.4 million and $2.6 million in our aviation and marine segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended September 30, 2024 were $195.8 million, a decrease of $12.3 million, or 6%, compared to the three months ended September 30, 2023. The decrease in operating expenses was primarily driven by lower general and administrative expenses and lower compensation costs associated with the Avinode sale during the second quarter of 2024, as discussed in Note 3. Acquisitions and Divestitures, and lower incentive compensation costs principally in our land segment.
Non-Operating Income (Expense), net. For the three months ended September 30, 2024, we had net non-operating expense of $22.6 million compared to net non-operating expense of $26.9 million for the three months ended September 30, 2023. The decrease in non-operating expense of $4.3 million during the three months ended September 30, 2024 was primarily attributable to lower interest expense driven by a decrease in our average interest rates and daily borrowings, as well as fees associated with sales of accounts receivable under our RPAs, partially offset by foreign currency exchange losses.

Income Taxes. For the three months ended September 30, 2024, we recognized an income tax expense of $14.6 million, compared to income tax expense of $10.8 million for the three months ended September 30, 2023. The increase of $3.8 million was primarily attributable to higher net discrete tax expense, including $2.1 million related to the Avinode sale, as well as changes in the mix of our worldwide earnings. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2024	2023	Change
Revenue	$5,218.4	$5,983.5	$(765.2)

Gross profit	$129.0	$125.6	$3.4
Operating expenses	60.3	67.0	(6.7)
Income (loss) from operations	$68.7	$58.6	$10.1

Operational metrics:
Aviation segment volumes (gallons)	1,904.6	1,920.4	(15.8)
Aviation segment average price per gallon	$2.53	$2.91	$(0.38)
Revenues in our aviation segment were $5.2 billion for the three months ended September 30, 2024, a decrease of $765.2 million, or 13%, compared to the three months ended September 30, 2023. The decrease in revenue was driven by lower average prices and a decrease in volume. Average jet fuel price per gallon sold decreased by 13%. Total aviation volumes decreased by 15.8 million gallons, or 1%, to 1.9 billion gallons driven primarily by a reduction in lower margin bulk fuel, partially offset by an increase in commercial passenger activity.
Aviation segment gross profit for the three months ended September 30, 2024 was $129.0 million, an increase of $3.4 million, or 3%, compared to the three months ended September 30, 2023. The increase in gross profit was primarily attributable to stronger physical inventory-related profitability in our core commercial business, partially offset by the sale of Avinode during the second quarter of 2024.
Income from operations in our aviation segment for the three months ended September 30, 2024 was $68.7 million, an increase of $10.1 million, or 17%, compared to the three months ended September 30, 2023, driven by the increase in gross profit discussed above and a decrease in operating expenses. The decrease in operating expenses was primarily attributable to lower general and administrative expenses and lower compensation costs associated with the Avinode sale, partially offset by higher incentive compensation costs.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2024	2023	Change
Revenue	$3,151.6	$3,983.5	$(832.0)

Gross profit	$101.9	$121.2	$(19.3)
Operating expenses	86.8	89.4	(2.6)
Income (loss) from operations	$15.2	$31.8	$(16.7)

Operational metrics:
Land segment volumes (gallons) (1)	1,495.6	1,546.0	(50.4)
Land segment average price per gallon	$2.11	$2.58	$(0.47)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.

Revenues in our land segment were $3.2 billion for the three months ended September 30, 2024, a decrease of $832.0 million, or 21%, compared to the three months ended September 30, 2023. The decrease in revenue was driven by lower average fuel prices and a decrease in volume. Average fuel prices decreased by 18%. Total volumes decreased by 50.4 million, or 3%, to 1.5 billion gallons or gallon equivalents, primarily attributable to our liquid fuel business in North America, partially offset by increased activity in our natural gas and power businesses.
Land segment gross profit for the three months ended September 30, 2024 was $101.9 million, a decrease of $19.3 million, or 16%, compared to the three months ended September 30, 2023. The decrease in gross profit was primarily driven by continued unfavorable market conditions principally in Brazil and our North America fuel business.
Income from operations in our land segment for the three months ended September 30, 2024 was $15.2 million, a decrease of $16.7 million, or 52%, compared to the three months ended September 30, 2023. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs, partially offset by asset impairment charges recognized during the three months ended September 30, 2024.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended September 30,
	2024	2023	Change
Revenue	$2,121.0	$2,278.2	$(157.3)

Gross profit	$37.2	$34.6	$2.6
Operating expenses	22.2	22.2	—
Income (loss) from operations	$14.9	$12.4	$2.6

Operational metrics:
Marine segment volumes (metric tons)	4.0	4.1	(0.1)
Marine segment average price per metric ton	$536.83	$562.18	$(25.35)
Revenues in our marine segment were $2.1 billion for the three months ended September 30, 2024, a decrease of $157.3 million, or 7%, compared to the three months ended September 30, 2023. The decrease in revenue was driven by a lower average prices and a decrease in volume. The average price per metric ton of bunker fuel sold decreased by 5%. Total volumes decreased by 0.1 million metric tons, or 3%, to 4.0 million primarily due to reduced demand in our resale businesses.
Marine segment gross profit for the three months ended September 30, 2024 was $37.2 million, an increase of $2.6 million, or 7%, principally due to a higher profit contribution from our resale businesses.
Income from operations in our marine segment for the three months ended September 30, 2024 was $14.9 million, an increase of $2.6 million, or 21%, compared to the three months ended September 30, 2023, primarily due to the increase in gross profit discussed above.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2024	2023
Revenue	$32,407.5	$35,707.6
Cost of revenue	31,640.0	34,881.8
Gross profit	767.5	825.8
Operating expenses:
Compensation and employee benefits	357.7	376.3
General and administrative	219.7	235.9
Asset impairments	3.6	0.3
Restructuring charges	5.7	—
Total operating expenses	586.7	612.5
Income (loss) from operations	180.7	213.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(80.4)	(95.4)
Other income (expense), net	96.4	(4.7)
Total non-operating income (expense), net	16.0	(100.0)
Income (loss) before income taxes	196.7	113.3
Provision for income taxes	27.6	24.8
Net income (loss) including noncontrolling interest	169.1	88.5
Net income (loss) attributable to noncontrolling interest	(0.1)	0.9
Net income (loss) attributable to World Kinect	$169.2	$87.7

Basic earnings (loss) per common share	$2.84	$1.42

Diluted earnings (loss) per common share	$2.82	$1.41
Revenue. Our consolidated revenue for the nine months ended September 30, 2024 was $32.4 billion, a decrease of $3.3 billion, or 9%, compared to the nine months ended September 30, 2023, attributable to decreased revenue of $1.7 billion and $1.7 billion in our aviation and land segments, respectively, partially offset by increased revenue of $25.8 million in our marine segment, as discussed further below.
Gross Profit. Our gross profit for the nine months ended September 30, 2024 was $767.5 million, a decrease of $58.4 million, or 7%, compared to the nine months ended September 30, 2023, attributable to decreased gross profit of $62.8 million and $6.4 million in our land and marine segments, respectively, partially offset by increased gross profit of $10.8 million in our aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the nine months ended September 30, 2024 were $586.7 million, a decrease of $25.8 million compared to the nine months ended September 30, 2023. The decrease in operating expenses was primarily driven by lower general and administrative expenses due to our continued focus on driving operating efficiencies and lower incentive compensation costs principally in our land segment. In addition, operating expenses decreased as a result of the Avinode sale during the second quarter of 2024, as discussed in Note 3. Acquisitions and Divestitures. These decreases were partially offset by $5.7 million of restructuring and exit activity charges recognized during the nine months ended September 30, 2024 as discussed under "Restructuring and Exit Activities" above as well as a $3.3 million increase in asset impairment charges compared to the prior year.
Non-Operating Income (Expense), net. For the nine months ended September 30, 2024, we had net non-operating income of $16.0 million compared to net non-operating expense of $100.0 million the nine months ended September 30, 2023. The increase in non-operating income of $116.0 million during the nine months ended September 30, 2024 was primarily attributable to the $96.0 million gain recognized on the Avinode sale, as discussed in Note 3. Acquisitions and Divestitures. In addition, interest expense decreased by $13.3 million, driven by a decrease in our average interest rates and daily borrowings, as well as fees associated with sales of accounts receivable under our RPAs. During the nine months ended September 30, 2024, we also experienced lower foreign exchange losses when compared to the nine months ended September 30, 2023.
Income Taxes. For the nine months ended September 30, 2024, we recognized income tax expense of $27.6 million, compared to $24.8 million for the nine months ended September 30, 2023. The increase of $2.8 million was primarily attributable to higher net discrete tax expense, including $11.2 million related to the Avinode sale, partially offset by lower taxes resulting from the mix of our worldwide earnings. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenue	$15,731.3	$17,400.8	$(1,669.5)

Gross profit	$365.2	$354.4	$10.8
Operating expenses	184.5	203.7	(19.1)
Income (loss) from operations	$180.6	$150.7	$29.9

Operational metrics:
Aviation segment volumes (gallons)	5,402.7	5,544.1	(141.4)
Aviation segment average price per gallon	$2.70	$2.93	$(0.23)
Revenues in our aviation segment were $15.7 billion for the nine months ended September 30, 2024, a decrease of $1.7 billion, or 10%, compared to the nine months ended September 30, 2023. The decrease in revenue was driven by lower average prices and a decrease in volume. Average jet fuel price per gallon sold decreased by 8%. Total aviation volumes decreased by 141.4 million gallons, or 3%, to 5.4 billion gallons, driven primarily by a reduction in lower margin bulk fuel, partially offset by an increase in commercial passenger activity.
Our aviation segment gross profit for the nine months ended September 30, 2024 was $365.2 million, an increase of $10.8 million, or 3%, compared to the nine months ended September 30, 2023. The increase in gross profit during the nine months ended September 30, 2024 as compared to the prior year was primarily attributable to stronger physical inventory-related profitability in our core commercial business and continued focus to improve returns during the nine months ended September 30, 2024, partially offset by the Avinode sale, which closed during the second quarter of 2024 as discussed in Note 3. Acquisitions and Divestitures.
Income from operations in our aviation segment for the nine months ended September 30, 2024 was $180.6 million, an increase of $29.9 million compared to the nine months ended September 30, 2023. In addition to the increase in gross profit discussed above, operating expenses decreased by $19.1 million primarily attributable to lower general and administrative expenses and compensation costs associated with the Avinode sale, lower general and administrative expenses resulting from our focus on driving operating efficiencies, and a decrease in our provision for credit losses.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenue	$9,860.6	$11,517.1	$(1,656.5)

Gross profit	$280.1	$342.8	$(62.8)
Operating expenses	250.7	260.2	(9.5)
Income (loss) from operations	$29.4	$82.6	$(53.3)

Operational metrics:
Land segment volumes (gallons) (1)	4,542.9	4,618.3	(75.3)
Land segment average price per gallon	$2.17	$2.49	$(0.32)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $9.9 billion for the nine months ended September 30, 2024, a decrease of $1.7 billion, or 14%, compared to the nine months ended September 30, 2023. The decrease in revenue was driven by lower average fuel prices and a decrease in volumes. Average fuel prices decreased by 13%. Total volumes decreased by 75.3 million, or 2%, to 4.5 billion gallons or gallon equivalents, primarily attributable to our liquid fuel business in North America, partially offset by increased activity in our natural gas and power businesses.
Our land segment gross profit for the nine months ended September 30, 2024 was $280.1 million, a decrease of $62.8 million, or 18%, compared to the nine months ended September 30, 2023. The decrease in gross profit was primarily driven by highly unfavorable market conditions in North America and Brazil, lower profit contribution from our natural gas and power businesses as a result of lower market volatility, as well as our U.K. fuel business, which was impacted by unfavorable weather conditions.
Income from operations in our land segment for the nine months ended September 30, 2024 was $29.4 million, a decrease of $53.3 million, or 64%, compared to the nine months ended September 30, 2023. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs and a reduction in general and administrative expenses attributable to our continued focus on driving operating efficiencies, partially offset by an increase in our provision for credit losses and asset impairment charges compared to the prior year as well as $1.8 million of restructuring charges recognized during the nine months ended September 30, 2024.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Nine Months Ended September 30,
	2024	2023	Change
Revenue	$6,815.6	$6,789.8	$25.8

Gross profit	$122.2	$128.6	$(6.4)
Operating expenses	70.1	65.7	4.4
Income (loss) from operations	$52.1	$63.0	$(10.9)

Operational metrics:
Marine segment volumes (metric tons)	12.4	12.5	(0.1)
Marine segment average price per metric ton	$547.80	$541.38	$6.42
Revenues in our marine segment were $6.8 billion for the nine months ended September 30, 2024, an increase of $25.8 million, relatively flat compared to the nine months ended September 30, 2023. The increase in revenue was driven by a higher average prices, partially offset by a decrease in volume. The average price per metric ton of bunker fuel sold increased by 1%. Total volumes decreased by 0.1 million metric tons, or 1%, to 12.4 million.

Our marine segment gross profit for the nine months ended September 30, 2024 was $122.2 million, a decrease of $6.4 million, or 5%, principally due to reduced market volatility, partially offset by higher profit contribution from our resale businesses, when compared with the nine months ended September 30, 2023.
Income from operations in our marine segment for the nine months ended September 30, 2024 was $52.1 million, a decrease of $10.9 million, or 17%, compared to the nine months ended September 30, 2023, primarily due to the decrease in gross profit discussed above, as well as restructuring and exit activity charges recognized during the nine months ended September 30, 2024.
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
Based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2024 and available funds from our Credit Facility, as described below, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months.
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

Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2023 to September 30, 2024. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2024 and 2023 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended September 30,
	2024	2023
Net cash provided by (used in) operating activities	$139.6	$266.8
Net cash provided by (used in) investing activities	98.9	(77.4)
Net cash provided by (used in) financing activities	(162.6)	(140.4)
Operating Activities. For the nine months ended September 30, 2024, net cash provided by operating activities was $139.6 million, compared to $266.8 million net cash provided during the nine months ended September 30, 2023. The $127.2 million decrease in operating cash flows was principally due to a decrease in our accounts payable and accounts receivable, inclusive of cash provided by our RPA activity, and inventory, as well as in our derivative activities. These decreases were driven by relatively stable average fuel prices during the nine months ended September 30, 2024 compared to the declining price environment experienced during the nine months ended September 30, 2023, when cash provided by operations also benefited from the rationalization of lower-return businesses within our aviation segment. These decreases were offset by an increase in our net income adjusted for noncash items (see "Results of Operations" for further details of the drivers impacting our net income) and cash flows associated with deferred revenue and income taxes.
Investing Activities. For the nine months ended September 30, 2024, net cash provided by investing activities was $98.9 million, compared to net cash used of $77.4 million during the nine months ended September 30, 2023. The net cash provided by investing activities for the nine months ended September 30, 2024 was primarily driven by net proceeds of $200.1 million from the Avinode sale, as discussed in Note 3. Acquisitions and Divestitures, partially offset by capital expenditures of $50.3 million and the issuance of notes receivable of $47.9 million. Net cash used in investing activities for the nine months ended September 30, 2023 was principally driven by capital expenditures of $67.9 million.
Financing Activities. For the nine months ended September 30, 2024, net cash used in financing activities was $162.6 million compared to net cash used of $140.4 million for the nine months ended September 30, 2023. The net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to repurchases of common stock of $57.4 million, payments of deferred consideration related to prior acquisitions of $51.3 million, dividend payments of $28.6 million, and net repayments under our Credit Facility of $15.6 million. Net cash used in financing activities for the nine months ended September 30, 2023 was primarily attributable to net borrowings of $38.7 million, driven by proceeds of $350.0 million from the issuance of the Convertible Notes and proceeds of $40.3 million from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $345.3 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $11.9 million for debt issuance costs, and received $40.0 million from the sale of warrants. In addition, net cash used in financing activities includes payments of deferred consideration related to prior acquisitions of $62.9 million, repurchases of common stock of $50.0 million, and dividend payments of $25.7 million.
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
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates. As of September 30, 2024, we have no reporting units considered at risk and the carrying value of our long-lived assets and equity investments were recoverable. A reporting unit is considered at risk when its fair value does not exceed its carrying amount by more than 10%. While our land reporting unit is not currently considered at risk, as a result of the performance during the current year combined with updated projections, we noted that the excess of the fair value over the carrying amount has decreased since December 31, 2023.
The assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, are defined based on available information as of the testing date considering current market volatility and geopolitical risks. When testing goodwill at our reporting units, we also consider the volatility in the Company's market capitalization and evaluate the potential impact that this volatility may have on the estimated fair value of our reporting units. As of September 30, 2024 the goodwill balances in our land and aviation reporting units were $844.7 million and $337.0 million, respectively.
When our results or the results of our equity investments differ significantly from projections and the expectation is that future results would also be impacted, the carrying value of our goodwill, long-lived assets and equity investments could be at risk or could result in an impairment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2023. Please refer to our 2023 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of September 30, 2024, see Note 5. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2024.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
7/1/2024 - 7/31/2024	34	$25.99	34	$106,986
8/1/2024 - 8/31/2024	487	27.28	487	93,687
9/1/2024 - 9/30/2024	480	29.33	480	279,601
Total	1,001	$28.22	1,001	$279,601
(1)    The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the Inflation Reduction Act.
(2)    In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases. In September 2024, the Board approved an additional stock repurchase program authorizing $200.0 million in common stock repurchases. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of September 30, 2024, approximately $279.6 million remains available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2024	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman, President and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
Executive Vice President and Chief Financial Officer