Form 10-K
period 2024-12-31
WORLD KINECT CORP
filed 2025-02-25
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1.482 billion.
As of February 21, 2025, the registrant had approximately 56,749,400 shares of outstanding common stock, par value $0.01 per share.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2025 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2024 10-K Report") as "World Kinect," "we," "our," and "us."
We are a global energy management company offering fulfillment and related services to more than 150,000 customers across the aviation, marine, and land-based transportation sectors. We also supply natural gas and power in the United States and Europe along with a growing suite of other sustainability-related products and services.
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 N.W. 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is world-kinect.com and the investor relations section of our website is located at ir.worldkinect.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct ("Code of Conduct"), Board of Directors’ committee charters and Corporate Governance Principles. Our website and information contained on our website are not part of this 2024 10-K Report and are not incorporated by reference in this 2024 10-K Report.
A reference to a "Note" herein refers to the accompanying Notes to the Consolidated Financial Statements within Part IV. Item 15. – Notes to the Consolidated Financial Statements included in this 2024 10-K Report.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine, where we offer fuel and related products and services to customers in these transportation industries.
Profit from our segments is generally determined by the volume and the unit margin achieved on fuel resales. Profitability in our segments also depends on our operating expenses, which may be materially affected to the extent that we are exposed to credit losses. Corporate expenses are allocated to each segment based on usage, where possible, or other factors according to the nature of the activity. We evaluate and manage our business segments using the performance measure of income from operations.
Financial information with respect to our business segments, the geographic areas of our business and our customers is provided below and within Note 15. Business Segments, Geographic Information, and Major Customers.
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial, international, and regional airlines, cargo carriers, airports, fixed-based operators, corporate fleets, and charter and fractional operators. Our aviation-related service offerings include fuel management, ground handling, 24/7 global dispatch services, and trip planning services, including flight planning and scheduling. We also supply fuel and provide services to U.S. and foreign government and military customers.
Given that fuel is a major component of an aircraft’s operating costs, our customers require surety of supply and cost-effective fuel services. We have developed an extensive network of on-airport fueling operations and third-party suppliers and service providers that enable us to provide aviation fuel and related services throughout the world. We believe the breadth of our service offerings combined with our global supplier network is a strategic differentiator that allows customers to secure fuel and high-quality services in locations worldwide.
We purchase our aviation fuel from suppliers worldwide. Fuel may be delivered into our customers’ aircraft or to a designated storage facility at one of our locations or our suppliers’ locations pursuant to arrangements with them. Inventory is purchased at airport locations or shipped, typically via pipelines or trucks, and held at multiple locations in order to meet the needs of our customers. We engage in contract sales, which are sales made pursuant to fuel purchase contracts with customers who commit to purchasing fuel from us over the contract term. We also conduct spot sales, which are sales that do not involve continuing contractual obligations by our customers to purchase fuel from us. Our cost of fuel is generally tied to market-based formulas or government-controlled prices. Additionally, we have been taking actions designed to increase the availability of renewable and lower-carbon fuels such as sustainable aviation fuel and are working to expand and develop our supply chain to meet customer demand.
Land Segment
In our land segment, we primarily offer fuel, lubricants, heating oil, and related products and services to commercial, industrial, residential and government customers, as well as retail petroleum operators. We provide energy advisory services, sustainability solutions, as well as supply fulfillment for natural gas and power. We primarily conduct these activities throughout most of the U.S. as well as parts of Europe. We continue to focus on supporting the energy transition through various initiatives and expanding our sustainability offerings, including renewable fuel products, and carbon management and renewable energy solutions, such as renewable diesel (also known as hydrotreated vegetable oil or "HVO"), biodiesel, and renewable natural gas (biogas). We believe our land segment is well-positioned to grow market share and improve platform efficiency to continue delivering value-added solutions to our land fuel customers.
In connection with our fuel marketing activities, we sell fuel through our cardlock network and directly to customers under long-term contracts to branded and unbranded distributors, and retail fuel outlets operated by third parties. Our typical customers include commercial and industrial enterprises in the transportation, manufacturing, mining, agriculture, construction, and oil and gas exploration industries, as well as residential customers for heating oil. We typically serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through contract and spot sales. We also maintain inventory in certain strategic locations, the cost of which is generally tied to market-based formulas, as well as provide transportation logistics, including arranging for fuel products to be delivered from storage terminals through our own fleet of trucks as well as third-party transportation providers.
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
In our marine segment, we serve primarily as a reseller, where we take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in storage facilities that we own or lease. In certain cases, we serve as a broker and are paid a commission for negotiating the fuel purchase transaction between a supplier and an end-user, as well as for expediting delivery of the fuel. The majority of our marine segment activity consists of spot sales under which our cost of fuel is generally tied to spot pricing, market-based formulas, or government-regulated prices. We also contract with third parties to provide various services for our customers, including fueling of vessels in ports and at sea and transportation and delivery of fuel and fuel-related products.
We have also sought to take a leading role in developing a sustainable marine fuel supply chain. Through collaboration with suppliers, customers and other industry participants, we are actively working to create near-term solutions and identify lower carbon alternatives that will facilitate the ability of our maritime industry counterparties to achieve their energy transition objectives.
Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms that compete with us in a particular line of business. In our fuel distribution activities, we compete with major oil companies that market fuel and other energy products directly to large commercial airlines, shipping companies, petroleum distributors operating in the land transportation market, fuel resellers and other commercial and industrial customers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete effectively in the markets that we serve.

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
Governmental Regulation
Environment
Supplying fuel safely and securely is a top priority. We monitor and manage our operations through processes and procedures designed to avoid and minimize our impacts on the environment. Our business activities are subject to numerous federal, state, local and international laws, regulations and administrative requirements, including those relating to the sale, blending, storage, transportation, delivery and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties; (ii) impose national ambient standards and, in some cases, emission standards, for air pollutants that present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea.
Compliance with existing and future laws that regulate the delivery of fuel by barge, truck, vessel, pipeline or other means; fuel storage terminals or underground storage tanks that we own, lease or operate; or the quality of product under our control may require capital expenditures and increased operating and maintenance costs, particularly as we continue to expand our physical operations. In addition, continuing changes in environmental laws and regulations may also require capital expenditures by our customers or otherwise increase our customers’ operating costs, which could in turn reduce the demand for our products and services or impact the pricing or availability of the products we sell. Environmental laws and regulations have historically been subject to frequent change and have tended to become more stringent and costly over time.
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
U.S. federal law and policy continues to evolve. Shortly after taking office in January 2021, then President Biden issued a series of executive orders designed to address climate change, including rejoining the Paris Agreement after the U.S. had withdrawn from the international accord in 2020. In August 2022, the Inflation Reduction Act of

2022 (the "IRA") was signed into law, which appropriates significant federal funding for renewable energy initiatives and imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. Various provisions of the law are designed to accelerate the transition away from fossil fuels or otherwise could adversely impact the use of petroleum-based fuels. Additionally, the SEC has recently expressed its intent to scrutinize climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient.
After taking office in January 2025, President Trump issued a series of executive orders designed to reverse some of the Biden Administration's policies and executive orders, including an order to withdraw from the Paris Agreement. The full impact from the change in the U.S. presidential administration to any existing regulations, including any potential ramifications for the IRA, the SEC's scrutiny of climate-related disclosures, and the various incentive provisions as well as other government and tax incentives for renewable energy initiatives in the United States, is uncertain at this stage.
At an international level, the European Union ("E.U.") has committed to reducing net GHG emissions by at least 55% by 2030. E.U. member states have implemented a range of subsidies and incentives to achieve the E.U.’s climate change goals, including through the European Union Emissions Trading System (‘‘E.U. ETS’’) for industrial emissions. The E.U. ETS is expected to become progressively more stringent over time, such as by including by reducing the number of allowances to emit GHGs as well as broadening the industries subject to the restrictions. In other non-E.U. countries, regulations include the adoption of cap and trade regimes, carbon taxes, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.
Regulatory requirements related to ESG or sustainability reporting have been adopted and may continue to be introduced in various jurisdictions. The E.U. has issued the Corporate Sustainability Reporting Directive, and California has enacted the Climate Corporate Data Accountability Act and the Climate Related Financial Risk Act that will require reporting and third-party assurance of GHG emissions information for certain entities. California has also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosure around the achievement of such claims. We expect regulatory disclosure requirements related to ESG matters to continue to expand globally.
Although the ultimate impact of these or other future measures is difficult to accurately predict, additional legislation or regulations could impose significant additional costs on us, our suppliers, vendors and customers, or could adversely affect demand for our energy products. The potential increase in our operating costs could include additional costs to operate and maintain our facilities, such as installing new infrastructure or technology to respond to new mandates, or paying taxes related to our GHG emissions, among others. Furthermore, changes in regulatory policies or increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us, or other companies in our industry, could result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. See Item 1A. – Risk Factors.
Other Regulations
As a global organization with customers and operations around the world, we are subject to an often complicated, multi-jurisdictional matrix of laws, regulations and policies that govern international trade, including laws relating to anti-corruption, anti-money-laundering, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws, regulations and policies continue to evolve and often become more stringent over time. Changes to trade policies, including the imposition of tariffs in connection with the new administration in the U.S. and retaliatory tariffs in response thereto, or the renegotiation of existing trade agreements with the U.S. or countries where we have significant sales, procure products, or recruit and employ employees, could impact our business. As a result of the military conflict in Eastern Europe, countries in which we operate have imposed sanctions on Russia and other individuals and entities with connections to the Russian state. Violations of these laws, regulations and policies can result in significant penalties and civil and criminal liabilities.
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
Human Capital Resources
At World Kinect, we believe that our people's passion and expertise are what differentiates us and investing in our people is a top priority. Our comprehensive approach to serving our workforce includes our commitment to promoting an inclusive environment, as well as focusing on our employees' growth and development, health and safety, and overall well-being. The following charts provide information about our global workforce as of December 31, 2024:

Gender Workforce Representation
Female
Male
65%
35%
47%
53%
66%
34%
47%
53%
Total
Corporate
Total
Corporate
Global Workforce
US Workforce

Health and Safety
As a global energy management company, we are committed to doing the right thing in all that we do. We continually seek to minimize the impact of our operations and ensure the health and safety of our employees, contractors, customers, suppliers and the communities in which we operate. We are actively striving to play a leading role in promoting best practices within the transportation industry and are closely involved in developing, setting, and maintaining health, safety and environment ("HSE") industry standards. We have established a set of "Rules to Live By" to help strengthen our existing Integrated Management System and promote appropriate safety behaviors and practices that we believe are vital to preventing workplace incidents.
We have developed what we believe to be a comprehensive process designed to identify, assess and manage HSE risks in our operations. We set targets for performance improvements, regularly measure, audit and report on our performance, and investigate near misses and incidents to determine root causes to prevent similar incidents from occurring in the future. We also expect our contractors to manage HSE matters in line with our policies and include an HSE component in our contractors' performance appraisals.
Representing a Global Workforce
We recognize that representative, talented teams, across all levels and areas of our organization, are critical to our success. We continue to strengthen our talent pipelines, hone our hiring processes, and are committed to paying equitably and competitively to attract and retain talent. In this regard, we are working on increasing transparency across our company, particularly around our talent recruitment, development and retention efforts. These initiatives include working with our management to develop awareness and providing training on how to recognize and mitigate bias in talent development and recruitment decisions; and conducting comprehensive assessments of the strengths and growth opportunities for our employees.
Developing Our People
Through hands-on learning experiences, training, coaching and development programs, we believe we have fostered a culture that empowers our people to succeed. We are committed to providing opportunities for both career enhancement and advancement paths, which is why we have taken measures to provide professional development opportunities and strive to recruit and cultivate a wide range of talent.
We take a holistic approach to providing support and resources that empower our employees and their families to cultivate well-being and personal excellence. For example, we offer competitive compensation packages composed of salaries, incentive bonuses, various forms of equity awards and comprehensive benefits packages. Additionally, we have launched various programs designed to integrate employee health and well-being into our culture through events, webinars, activities and fitness challenges.
Developing Our Communities
As a global company, we are focused on creating a positive impact, encouraging our employees to support the communities in which they live. We engage and support charities across society, and believe that fostering sustainable growth is about conducting our business in a manner that promotes a healthy environment and strengthens the local communities where we operate.
Forward-Looking Statements
This 2024 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 2024 10-K Report includes forward-looking statements regarding (i) expectations regarding inflation and its impact on us, (ii) conditions in the aviation, land, and marine markets and their impact on our business, (iii) growth in our core businesses, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy and (vii) estimates regarding the financial impact of our derivative and other trading contracts. Our forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•the imposition of tariffs in connection with the new U.S. presidential administration and retaliatory tariffs in response thereto, or renegotiation of existing trade agreements;
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
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, including as a result of the current conflicts in Eastern Europe and the Middle East and the change in the U.S. presidential administration;
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

•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and
•other risks, including those described in Item 1A. – Risk Factors in this 2024 10-K Report and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2024 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.
Item 1A. Risk Factors
You should carefully consider each of the following risks and all the other information contained in this 2024 10-K Report in evaluating us and our common stock. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common stock could decline. We have in the past been adversely affected by certain of, and may in the future be affected by, these risks.
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
Our exposure to credit losses depends primarily on the financial condition of our customers and other factors beyond our control. Such factors include decreased demand for travel and other transportation services, weakness in the world economy or in the industries we serve, significant changes in oil prices and political instability, among others. Sudden or unexpected negative changes in the financial condition of our customers, including insolvency or bankruptcy, can have a negative impact on our sales, make it more difficult to collect on receivables, and cause us to incur bad debt expense at levels higher than we have historically experienced.
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
Energy and commodity prices are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for petroleum products; oil production levels set and maintained by the Organization of the Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the ongoing military conflicts in Eastern Europe and the Middle East, and threatened or actual acts of terrorism, war or civil unrest; the imposition of tariffs in connection with the new administration in the U.S. and retaliatory tariffs in response thereto; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters.
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
Conversely, extended periods of low fuel prices, particularly when coupled with low price volatility, can also have an adverse effect on us. This can occur due to many factors, such as reduced demand for our price risk management products and decreased sales to our customers involved in the oil exploration sector. Low fuel prices also facilitate increased competition by reducing financial barriers to entry and enabling existing, lower-capitalized competitors to conduct more business because of the lower working capital requirements.
We may also experience negative results in volatile market pricing environments experiencing severe disruption. For example, in the first six months of 2022, our aviation segment was significantly and adversely affected by severe backwardation, a market condition in which oil futures forward prices trade at lower levels than the current market price. Our efforts to limit our exposure to this type of market risk may not be fully effective.
Finally, we maintain fuel inventories for competitive and logistical reasons. Significant variations in the market prices of products held in our inventories may require us to record inventory valuation charges. Our inventory is principally valued using the weighted average cost methodology and is stated at the lower of average cost or net realizable value. Hedging transactions we undertake to limit the financial effects of commodity price fluctuations may not be fully effective. Accordingly, if the market value of our inventory is less than our average cost and to the extent our hedges are not effective at mitigating the impacts of price fluctuations, we may be required to record a write-down of inventory on hand and incur a non-cash charge or suffer losses as fuel is sold, which can adversely impact our earnings.
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
Any of the foregoing can result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties or the properties of others. The occurrence of any of these events could also damage our reputation, which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these and other types of contingencies, our failure to timely or properly implement our business continuity plans could exacerbate the impact on the business. Certain losses may exceed our insurance coverage limits or be outside the scope of our coverage. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, or we are unable to renew our insurance coverage on reasonable terms, then our overall risk exposure and our operational expenses would increase. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would be adversely affected.
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
We rely heavily on the proper functioning and availability of both internal and third-party information technology systems, including network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. Cybersecurity incidents may arise from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, individual attempts to gain unauthorized access to these information systems, and sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may impact us directly or indirectly through our customers, suppliers or third-party service providers.
Cybersecurity incidents and attacks are increasing in number, attackers are increasingly organized and well-financed, and at times supported by state-sponsored actors, and attacks often target critical infrastructure. Additionally, the use of artificial intelligence and other emerging technologies, such as generative artificial intelligence, may enable more automated and effective attacks. Cybersecurity incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also affect third-party networks outside of our control that are required to operate trading platforms, pipelines, and other infrastructure we rely on to conduct our business, together with the financial systems we rely upon to send and receive funds throughout the world. For example, in 2021, a U.S. pipeline company temporarily shut down its pipeline system following a ransomware attack on its systems. Cybersecurity incidents and other technology failures can also affect the sectors in which our customers operate. In 2024, a well-publicized incident involving a major cybersecurity company resulted in widespread crashes of information technology systems into which the cybersecurity company’s products were integrated, causing significant impacts to the banking, transportation and other industries. While these incidents did not have a material adverse impact on us, future cyberattacks, incidents and disruptions affecting the banking, transportation, or other industries, or pipelines and other critical fuel delivery infrastructure, could significantly impact us
We are also exposed to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, due to risks associated with social engineering (e.g., phishing and impersonation), fraud and email scams. External parties may attempt to fraudulently induce employees, customers, suppliers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. We may also face increased cybersecurity risk and threats for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards.
In addition, due to the large number of transactions that run through our systems each day, significant system downtime or disruption could have a material impact on our, and in the case of our technology offerings, our customers', ability to conduct business, process and record transactions, make operational and financial decisions or damage our reputation with customers or suppliers, particularly in the event of billing errors or payment delays. Similarly, if ours or any of our business partners' or cloud service providers' access to cloud-based or similar platforms and services is disrupted for any reason and leads to disruptions in our critical systems, our operations and ability to manage our business could be adversely impacted. We may not have sufficient recourse against these parties in the event they experience a significant cybersecurity incident or similar attack or other security breach affecting our or our customers' data.
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management that we use to mitigate cybersecurity threats may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. We and our third party providers have experienced, and expect to continue to experience, cybersecurity incidents. To our knowledge, we have not experienced any material losses relating to cybersecurity attacks. However, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect us from certain losses arising as a result of cybersecurity incidents, but this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents and there is no guarantee that such coverage will continue to be available on commercially reasonable terms or at all. Any of the adverse effects described above could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to significant remediation costs, litigation or regulatory actions, loss or corruption of data, costs related to remediation or the payment of ransom, fines and penalties, or otherwise have a material and adverse effect on our business, financial condition, results of operations and cash flows.
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
We enter into financial derivative contracts to mitigate the risk of market price fluctuations in energy products and currency exchange rates, to offer our customers energy pricing alternatives to meet their needs, and to manage price exposures associated with our inventories. Despite our efforts to mitigate risks associated with these transactions, we remain subject to substantial energy price and exchange rate risks.

Our efforts to hedge our exposure to fluctuations in energy prices and exchange rates may also be ineffective when the prices of historically correlated commodities diverge from their historical correlations. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g., heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location diverges from historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such hedging transactions.
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
In addition, derivative and other trading transactions, including our energy trading transactions, are subject to employee and system risks. Our employees may fail to comply with our policies and procedures, may engage in unauthorized trading activity, may fail to comply with our internal limits on exposure or any applicable statutory or regulatory requirements, or may otherwise make errors in connection with the trading process. These and other risks may result in substantial losses. For example, as previously disclosed in a Form 8-K filed with the SEC on November 27, 2023, in November 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million in connection with such bid. See Note 12. Commitments and Contingencies for additional information.
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
Finally, many of our derivative transactions are not designated as hedges for accounting purposes. Therefore, changes in the fair market value of these derivatives are reflected as a component of revenue or cost of revenue (based on the underlying transaction type) in our Consolidated Statements of Income and Comprehensive Income. Since the fair market value of these derivatives is marked to market at the end of each quarter, changes in the value of our derivative instruments because of gains or losses may cause our earnings to fluctuate from period to period, and such fluctuation may be significant.
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
Although our agreements with suppliers generally provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may be time-barred or otherwise insufficient to adequately cover the liability we may incur and our ability to enforce such recourse may be limited or costly. For example, we may enter into supply agreements with foreign entities, including foreign governments, that are subject to the laws of foreign jurisdictions. We may incur substantial costs in seeking to enforce our rights against a local supplier in a foreign jurisdiction and the ultimate outcome can be unpredictable. In certain markets, we also rely on a single or limited number of suppliers to sell us fuel or provide services on our behalf. We may have limited alternatives if such supplier fails to meet applicable standards or requirements. Any of the foregoing can result in material liabilities that may exceed any applicable insurance coverage or other form of recourse and ultimately, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be unable to successfully integrate our acquisitions or fully realize the anticipated benefits of our acquisitions and other strategic transactions.
From time to time, we may pursue acquisitions and other strategic transactions. The integration of acquired businesses with our existing business can be complex, costly and time-consuming. We have incurred, and expect to continue incurring, expenses related to the integration of businesses we acquire. The success of our acquisitions depends on our ability to successfully combine our existing business with acquired businesses and realize the anticipated benefits from such acquisitions, including synergies, cost savings, earnings growth, and operational efficiencies.
Acquiring and integrating businesses may place a strain on our management, operations and financial resources, and expose us to additional risks and unexpected expenses, some of which we have experienced in the past and which we may experience in the future, including:
•increased operating costs and difficulties in efficiently integrating the operations, financial reporting, IT systems, technology, and personnel of acquired businesses or of new business operations;
•challenges managing acquired businesses while maintaining consistent standards, controls and risk management processes appropriate for a public company;
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
We supply fuel and provide equipment and services to U.S. and foreign government and military customers. Government sales can be materially impacted by factors such as administration policy changes, supply disruptions, inventory shortages and other logistical difficulties that can arise when conducting business in areas with active military conflicts, natural disasters or other severe circumstances. Moreover, there can be a risk of serious injury or loss of life for our employees or subcontractors when operating in high-risk locations. We may therefore incur substantial operating costs as a result of, among other things, hostility-related product losses, the need to use alternate supply routes, and increased security requirements, particularly where our facilities are likely to be subject to terrorist activity or extreme weather-related impacts.
In addition, complying with government contracting rules and regulations is complex and government customers routinely audit contractors to review performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies could result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could also subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. – Business of this 2024 10-K Report for additional details regarding applicable laws and regulations.

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
•changes in multilateral conventions, treaties, tariffs or other arrangements between or among sovereign nations, including, for example, the United Kingdom's ("U.K.") exit from the E.U., which can increase costs and lead to legal uncertainties and potentially divergent national laws and regulations with regard to tax, licensing and other regulatory rights and obligations; and
•terrorism, war, civil unrest, natural disasters and other severe weather-related events.
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
Certain of the agreements governing our credit arrangements impose certain operating and/or financial covenants on us, which, among other things, restrict our ability to pay dividends or make certain other restricted payments, incur additional debt, create liens and sell a material amount of assets. Our failure or inability to comply with these requirements, including financial ratios or other covenants, could limit the availability under our Credit Facility, as defined under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K, or result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under these facilities, could trigger cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and would impair our ability to obtain working capital advances and letters of credit, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
Inflation in the United States and other jurisdictions in which we do business increased significantly in late 2021 into 2022, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs. A significant or prolonged period of high inflation, particularly when combined with rising interest rates due to actions taken by governments to attempt to control inflation, could adversely impact our results if costs, including employee compensation driven by competitive job market conditions, were to increase at a rate greater than the increase in the revenues we generate. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period. For additional information on the effects of inflation on our business, see Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

In addition to competing with resellers, we also compete with major oil companies that market fuel and other energy products directly to large commercial airlines, shipping companies, petroleum distributors operating in the land transportation market, fuel resellers, and other commercial and industrial customers. Our business could be adversely affected and subject to the risk of disintermediation if our suppliers choose to enter or increase their operations in markets in which we compete, increase their direct marketing to our customers to compete with us or provide less advantageous price and credit terms to us than to our other competitors.
We are subject to counterparty risk with respect to the bond hedge transactions which serve to mitigate the dilutive impact of our Convertible Notes.
In connection with our offering of Convertible Notes in June 2023, we entered into bond hedge transactions with multiple financial institutions, which increased the effective conversion price of the Convertible Notes. Consequently, the bond hedge transaction is expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any cash payments we are required to make in excess of the principal amount of the Convertible Notes upon their conversion. We also entered into warrant transactions with the bond hedge counterparties, which could have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants.
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
Climate change continues to attract considerable public and scientific attention throughout the world. As a result, numerous proposals have been adopted and will likely continue to be made at various levels of governments globally to monitor and limit GHG emissions, reduce the use of hydrocarbon-based fuels or require substantial additional and costly disclosure relating to emissions. These efforts have included consideration of cap-and-trade regimes, carbon taxes, trade tariffs, minimum renewable usage requirements, restrictive permitting, increased efficiency standards, and incentives or mandates for renewable energy.
In the U.S., various federal, state and local laws and regulations have been enacted relating to GHG emissions. However, the direction of future U.S. climate change regulations is difficult to predict given the potential for policy changes under different Presidential administrations and changing Congressional leadership. It is unclear the extent to which any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, will impact our business or that of our customers.
Additionally, in August 2022 the IRA was signed into law, which appropriates significant federal funding for renewable energy initiatives and, for the first time, imposes a fee on GHG emissions from certain facilities in the oil and natural gas sector. The emissions fee and renewable and low carbon energy funding provisions of the law could accelerate the transition away from fossil fuels or otherwise adversely impact the use of petroleum-based motor fuels, which could in turn have an indirect adverse effect on our business and results of operations.
There have also been significant governmental incentives and consumer pressures to increase the use of alternative fuels. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. Several automobile manufacturers have announced goals to substantially increase the proportion of their new vehicle sales from battery electric, fuel cell and plug-in hybrid vehicles. Further, in August 2022, the California Air Resources Board finalized its Advanced Clean Cars II (ACC II) program, including requiring an increasing percentage of new passenger vehicles sold in the state to be zero emission vehicles for the 2026-2035 model years, ending with a 100% sales target in the 2035 model year. Additional U.S. jurisdictions could adopt similar requirements. The more prevalent these vehicles become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our fuel products and accordingly, our profitability.

Additional changes in regulatory policies or any adverse publicity in the global marketplace about our potential impact on climate change or the impact of other companies in our industry could also lead to a reduction in the demand for products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. Finally, the potential physical impacts of climate change on our operations are highly uncertain and vary amongst the geographic areas in which we operate. These may include changes in rainfall and storm patterns and intensities, hurricanes, changing sea levels, and changing temperatures that may impact the seasonality of our businesses, such as our natural gas business in North America and our heating oil business in the U.K. The occurrence of any of the foregoing factors could increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.
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
Our effective tax rate is subject to significant variation due to numerous factors, including variability in our pre-tax income and loss, the impact of discrete items and non-deductible expenses, changes to our corporate structure, changes in the mix of earnings in countries with differing statutory tax rates, foreign currency fluctuations, intercompany transactions, changes in the valuation of deferred tax assets and liabilities, changes in tax laws or in their interpretation or enforcement, and the applicability of tax concessions. For example, we currently benefit from an income tax concession in Singapore, which reduces the income tax rate on qualified sales and derivative gains and losses. We renewed the concession for an additional five-year period beginning January 1, 2023. The concession remains conditioned upon our meeting certain employment and investment thresholds which, if not met, may eliminate the benefit.
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
We are regularly audited by various domestic and foreign tax authorities and are involved in various inquiries, audits, challenges and litigation in a number of countries, including Denmark, South Korea and the U.S., where the amounts under controversy may be material. In some jurisdictions, these challenges require the posting of collateral or payment of the contested amount, which may affect our flexibility in operating our business or our liquidity.
Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See Notes 11. Income Taxes and 12. Commitments and Contingencies for additional details regarding certain tax matters.
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
If our ESG initiatives fail to satisfy our investors, customers, suppliers, or other stakeholders, our reputation, ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. In addition, various governmental authorities, as well as voluntary sustainability initiatives and organizations, have promulgated different environmental and social responsibility laws, regulations, policies, and initiatives, which are under active development, can be unpredictable and conflicting, and may change rapidly in future periods. Additionally, the SEC has recently expressed its intent to scrutinize climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that our existing climate disclosures are misleading or deficient.
Some of our operations are in jurisdictions that have or are developing regulatory regimes governing disclosure of GHG emissions, such as the E.U.’s Corporate Sustainability Reporting Directive, and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. In 2023, California also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosures around the achievement of such claims. Unfavorable ratings under or non-compliance with these evolving laws, standards and benchmarks could adversely impact our reputation, business, stock price or access to capital. Non-compliance with any applicable laws, regulations or standards may also result in potential cost increases, litigation, fines, penalties, sales restrictions or loss of customers.
Our business is subject to extensive laws and regulations, including environmental protection, health and safety, that can result in material costs and liabilities.
We are required to comply with extensive and complex laws and other regulations at the international, federal, state/provincial and local government levels in the countries in which we operate. See Part I. Item 1. – Business for additional information about laws and regulations applicable to our business. Laws and regulations relating to environmental protection and occupational safety and health can be particularly complex and can impose strict liability on us for remediation of spills and releases of oil and hazardous substances without regard to whether we were negligent or at fault. Violations of these laws and regulations, or any future environmental law or regulation, could result in significant liability, including administrative, civil or criminal penalties, fines, injunctions, or the suspension or termination of our operations at an affected area. We may also be held responsible for remediation costs for natural resource damages as well as third-party damages. In our marine segment, we utilize fuel delivery barges and store and transfer refined products adjacent to water, thereby potentially subjecting us to strict, joint, and potentially unlimited liability for removal costs and other consequences of where a spill is into navigable or inland waters, along shorelines or in the exclusive economic zone of the U.S. Any of these occurrences and any resulting negative media coverage could have a material adverse effect on our stock price and on our business, financial condition, results of operations and cash flows.
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

The data that we collect may be vulnerable to cybersecurity incidents, breach, loss or misuse, and our handling of such data may be impacted by changes in data privacy and protection laws and regulations, which could increase operational costs or result in regulatory penalties or litigation.
We have access to sensitive, confidential or personal data from our employees, customers (both corporate and individual consumers), suppliers and other third parties, some of which is subject to privacy, security or residency or localization laws, regulations and customer-imposed controls. In the ordinary course of business, we collect, retain, process, and transmit such data across national boundaries. Despite our efforts to properly handle and protect this information in compliance with such requirements, our facilities and systems and those of our third-party service providers and business partners may be vulnerable to cybersecurity incidents, security breaches, theft, misplaced or lost data, and programming, technical failures or disruptions, and procedural or human errors that may lead to such information being compromised or handled improperly.
There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the E.U., China, Australia and other jurisdictions where we have operations and customers, could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.'s General Data Protection Regulation imposes strict rules on handling personal data related to the E.U. and imposes significant sanctions for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act grants certain rights to California residents with respect to their personal data and requires that companies take or refrain from taking certain actions. Several other U.S. states have enacted similar data privacy legislation, and additional states have passed or are considering additional privacy laws that are expected to take effect in the near future.
Our failure to adequately comply with these requirements could lead to substantial fines, penalties, third-party liability, remediation costs, litigation (including class action or commercial litigation), regulatory investigations and actions, potential cancellation of existing contracts and the inability to compete for future business. Any significant breach of data privacy-related regulations or related customer requirements could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
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
We have established policies and procedures designed to assist with our compliance with these laws and regulations. Such policies and procedures may not always prevent us, our employees or parties acting on our behalf from violating these laws and regulations. Violations may expose us to criminal or civil penalties, or other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, and/or revocations or restrictions of licenses. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Furthermore, violations could trigger an event of default under our Credit Agreement, as defined under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K, which if not waived, could result in the acceleration of any outstanding indebtedness, cause cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and impair our ability to obtain working capital advances or letters of credit. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows.
General Risks
We face various risks related to pandemics, epidemics and other outbreaks of infectious disease, which may adversely affect our business, results of operations and financial condition.
We face a wide variety of risks related to pandemics, epidemics and other outbreaks of infectious diseases, which have in the past contributed to business slowdowns or shutdowns, labor shortages, supply chain challenges, changes in government spending and requirements, regulatory challenges, inflationary pressures and market volatility. Public health crises, such as the COVID-19 pandemic, have in the past impacted our operations directly and may in the future impact us directly, or may disrupt the operations of our business partners, suppliers and customers in ways that could have an adverse effect on our business, results of operations and financial condition.
To the extent that a pandemic, epidemic or other outbreak of infectious disease adversely affects our business, results of operations and financial condition, it may also have the effect of exacerbating many of the other risks discussed in this 2024 10-K Report or any of our other periodic reports, which could have a material adverse effect on us and our results of operations.
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
•regularly review our cybersecurity and related information technology risks, controls and procedures, including data protection and privacy and our plans to mitigate cybersecurity risks and to respond to cybersecurity incidents;
•oversee technology and operations processes that relate to or affect our internal control systems, information security, data protection and privacy, fraud and cybersecurity risks; and,
•assist management in developing our risk management methodologies and the steps taken to identify, monitor and control such exposures.
Our Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO") are responsible for our company’s overall information security activities and cyber risk programs. Our CISO reports to the CIO and leads our cyber and data-related incident response activities. Our current CIO and CISO have more than 40 years of combined experience in the digital and information technology field.
We have a cross-functional approach to addressing cybersecurity risk, with our information technology, legal, and internal audit functions regularly presenting to the Audit Committee and Technology & Operations Committee on key

cybersecurity topics. Our CISO, together with our CIO and other members of the senior leadership in our information technology organization, also provide the Audit Committee and Technology & Operations Committee with these updates on at least a quarterly basis, and more often as needed. These reports include topics such as analyses of recent cybersecurity threats and incidents across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status.
Cybersecurity Risk Management & Strategy
We have strategically integrated cybersecurity risk management into our broader enterprise risk management program to ensure cybersecurity risks are identified, evaluated and addressed alongside our operational objectives. Overall, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, integrity and availability of our data and information by identifying, preventing and mitigating cybersecurity threats and being prepared to effectively respond to cybersecurity incidents when they occur. As a global company, we are also committed to respecting individual privacy and complying with applicable data privacy laws throughout the world, such as the European Union’s General Data Protection Regulation ("GDPR"), U.K. Data Protection Act and the California Consumer Privacy Act ("CCPA").
Our cybersecurity policies, standards, processes, and practices are designed to align with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. We have achieved ISO 27001 certification. Our cybersecurity program also includes a detailed control catalog that maps to several other frameworks, providing a broad approach to managing cyber risks. However, we use NIST and other cybersecurity frameworks solely as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.
We conduct internal vulnerability scans, penetration tests, and breach simulation exercises, reinforcing our controls and our readiness to respond to potential threats. Recognizing the complexity and evolving nature of cybersecurity threats, we regularly engage with a range of external experts, including cybersecurity consultants, auditors and advisers, in evaluating and testing our risk management systems. Our collaboration with these third parties includes cybersecurity audits and testing, threat assessments and tabletop exercises, along with regular consultation on security enhancements.
We have implemented processes designed to mitigate risks related to data breaches or other security incidents originating from third parties. With our vendors, we conduct security assessments of key third-party providers before engagement and maintain ongoing monitoring to ensure their compliance with our cybersecurity standards.
Through our cybersecurity training program, employees and contractors are provided with cybersecurity training upon hire and thereafter on an annual basis. In addition, training and awareness campaigns continue throughout the year, where we employ various methods such as conducting mock phishing tests, live training sessions and informational articles.
Based on the information we have as of the date of this Form 10-K, we do not believe any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or cybersecurity incidents may not be fully insured. See Item 1A. – Risk Factors for additional information regarding cybersecurity threats.
Item 2. Properties
Our principal properties consist primarily of administrative offices and inventory storage facilities, none of which are individually material. We lease our corporate headquarters in Miami, Florida as well as administrative office space in London, Singapore and other strategic locations throughout the world.
As of February 21, 2025, the majority of our principal properties are leased on commercially reasonable terms and we do not anticipate that we will experience difficulty in renewing or replacing any leases upon expiration in any material respect. Our properties are often utilized by one or more of our business segments and we consider all of our properties and facilities to be suitable and adequate for our current needs.
Item 3. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Notes 11. Income Taxes and 12. Commitments and Contingencies for additional details regarding certain tax matters.

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
We are not currently a party to any claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. See Note 12. Commitments and Contingencies for additional information.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol WKC. As of December 31, 2024, the closing price of our stock on the NYSE was $27.51.
As of February 21, 2025, there were 72 shareholders of record of our common stock.
Stock Performance
This graph compares the total shareholder return on our common stock with the total return on the Russell 2000 Index and the S&P 500 Energy Index for the five‑year period from December 31, 2019 through December 31, 2024. The cumulative return includes reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2024 - 10/31/2024	473	$30.18	473	$265,325
11/1/2024 - 11/30/2024	489	27.97	489	$251,631
12/1/2024 - 12/31/2024	520	28.13	520	$236,986
Total	1,482	$28.73	1,482	$236,986
(1)The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the IRA.
(2)On March 16, 2020, we announced that our Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases. On September 9, 2024, we announced that our Board approved an additional stock repurchase program authorizing $200.0 million in common stock repurchases. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of December 31, 2024, approximately $237.0 million remains available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.
For information on repurchases of common stock for the first three quarters of 2024, see the corresponding Quarterly Reports on Form 10-Q.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within Part IV. Item 15. – Notes to the Consolidated Financial Statements in this 2024 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Item 1A. – Risk Factors and in Item 1. – Business under the section titled "Forward-Looking Statements."
We have elected to omit discussion on the earliest of the three years covered by the Consolidated Financial Statements presented in this 2024 10‑K Report. Refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2023 (herein incorporated by reference), filed with the SEC on February 23, 2024, for management's discussion of the fiscal year ended December 31, 2022.
Business Overview
We are principally engaged in the distribution of fuel and related products and services in the aviation, land, and marine transportation industries. For additional discussion on our businesses, climate change and the associated risks, see Part I, Item 1. – Business and Item 1A. – Risk Factors within this 2024 10-K Report.
Restructuring and Exit Activities
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
During the fourth quarter of 2024, we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil. As a result of the actions taken in 2024, during the three months ended December 31, 2024, we recognized asset impairment charges of $3.1 million, wrote off accounts receivable totaling $4.4 million, and recognized additional charges for severance and other compensation costs of $1.4 million. Additionally, during 2025 we will continue to assess the performance of certain operations and the need for additional asset rationalization, as well as other cross-segment actions with the continue focus on driving operating efficiencies.
See Note 16. Restructuring and Exit Activities for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. See Part I. Item 1. – Business and Note 15. Business Segments, Geographic Information, and Major Customers for additional information about our business segments.
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
Land Segment
In our land segment we continue to focus on improving asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform. As discussed under "Restructuring and Exit Activities" above, in 2024 we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil.
Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility, supply uncertainty, and a constrained credit environment. We believe that our marine business is well-positioned to generate relatively moderate levels of earnings in stable markets and provide additional value in volatile and credit constrained markets.
Macroeconomic Environment
In recent years, inflation in the United States and other jurisdictions in which we do business increased significantly, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs. Inflation, however, decelerated in 2024 as supply chains stabilized. The prospect of higher tariffs on international trade has the potential to impact demand for global transportation services which in turn could negatively impact fuel demand.
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
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A. – Risk Factors within this 2024 10-K Report.
Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Year Ended December 31,
	2024	2023
Revenue	$42,168.0	$47,710.6
Cost of revenue	41,141.6	46,652.4
Gross profit	1,026.4	1,058.2
Operating expenses:
Compensation and employee benefits	482.5	512.3
General and administrative	297.1	308.0
Asset impairments	29.0	32.8
Restructuring charges	7.1	7.2
Total operating expenses	815.7	860.2
Income (loss) from operations	210.6	198.0
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(102.2)	(127.7)
Other income (expense), net	(12.9)	(3.6)
Total non-operating income (expense), net	(115.1)	(131.3)
Income (loss) before income taxes	95.5	66.7
Provision for income taxes	27.6	13.0
Net income (loss) including noncontrolling interest	67.9	53.7
Net income (loss) attributable to noncontrolling interest	0.5	0.8
Net income (loss) attributable to World Kinect	$67.4	$52.9

Basic earnings (loss) per common share	$1.14	$0.86

Diluted earnings (loss) per common share	$1.13	$0.86
Revenue. Our consolidated revenue for the year ended December 31, 2024 was $42.2 billion, a decrease of $5.5 billion, or 12%, compared to the year ended December 31, 2023, primarily driven by decreased revenue of $2.8 billion, $2.4 billion, and $0.4 billion in our aviation, land, and marine segments, respectively, as discussed further below.
Gross profit. Our consolidated gross profit for the year ended December 31, 2024 was $1.0 billion, a decrease of $31.9 million, or 3%, compared to the year ended December 31, 2023, attributable to decreased gross profit of $16.2 million, $15.4 million, and $0.2 million in our marine, land, and aviation segments, respectively, as discussed further below.
Operating Expenses. Consolidated total operating expenses for the year ended December 31, 2024 were $815.7 million, a decrease of $44.5 million, or 5%, compared to the year ended December 31, 2023. The decrease in operating expenses was primarily attributable to the Avinode sale during the second quarter of 2024, as discussed in Note 3. Acquisitions and Divestitures, as well as lower incentive compensation costs, principally in our land segment, and lower general and administrative expenses due to our continued focus on driving operating efficiencies. In addition, asset impairments were lower during the year ended December 31, 2024 compared to 2023. These decreased operating expenses were partially offset by an increase in our provision for credit losses resulting from the write-off of accounts receivable associated with exit activities, as discussed under "Restructuring and Exit Activities" above.
Non-Operating Income (Expenses), net. For the year ended December 31, 2024, we had net non-operating expense of $115.1 million, compared to net non-operating expense of $131.3 million for the year ended December 31, 2023. The decrease of $16.2 million was primarily attributable to a $25.5 million decrease in interest expense, driven by a decrease in our average interest rates and daily borrowings and an increase in interest income, partially offset by an increase in other expenses. The increase in other expenses during the year ended December 31, 2024 was primarily driven by the $111.2 million loss on sale of the Brazil disposal group, partially offset by the $96.0 million gain on the sale of Avinode, as discussed in Note 3. Acquisitions and Divestitures.
Income Taxes. For the year ended December 31, 2024, we recognized income tax expense of $27.6 million, compared to income tax expense of $13.0 million in 2023. The net increase of $14.6 million was attributable to higher pre-tax earnings, changes in the mix of our worldwide earnings, and net discrete income tax expense of $3.2 million for the year ended December 31, 2024 compared to a net discrete income tax benefit of $5.4 million for the year ended December 31, 2023. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2024	2023	Change
Revenue	$20,469.1	$23,275.1	$(2,806.0)

Gross profit	$485.5	$485.8	$(0.2)
Operating expenses	245.1	277.0	(31.8)
Income (loss) from operations	$240.4	$208.8	$31.6

Operational metrics:
Aviation segment volumes (gallons)	7,250.5	7,328.0	(77.6)
Aviation segment average price per gallon	$2.62	$2.97	$(0.36)
Revenues in our aviation segment were $20.5 billion for the year ended December 31, 2024, a decrease of $2.8 billion, or 12%, compared to the year ended December 31, 2023. The decrease in revenue was driven by lower average prices and a decrease in volumes. Average jet fuel price per gallon sold decreased by $0.36, or 12%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. Total aviation volumes decreased by 0.1 billion, or 1%, to 7.3 billion gallons, driven largely by a reduction in lower margin bulk fuel, partially offset by an increase in commercial passenger activity.
Our aviation segment gross profit for the year ended December 31, 2024 was $485.5 million, a decrease of $0.2 million compared to the year ended December 31, 2023. The decrease in gross profit was primarily attributable to the Avinode sale, which closed during the second quarter of 2024 as discussed in Note 3. Acquisitions and Divestitures, offset by higher contribution from growth in commercial passenger volume and a continued focus on improving returns during the year ended December 31, 2024.

Our aviation segment income from operations for the year ended December 31, 2024 was $240.4 million, an increase of $31.6 million, or 15%, compared to the year ended December 31, 2023. The increase in operating income is attributable to a $31.8 million decrease in operating expenses, primarily driven by lower compensation and general and administrative expenses associated with the Avinode sale, as well as lower incentive compensation and lower general and administrative expenses resulting from our focus on improving operating efficiency.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2024	2023	Change
Revenue	$12,811.7	$15,189.9	$(2,378.2)

Gross profit	384.4	399.8	(15.4)
Operating expenses	343.4	359.7	(16.4)
Income from operations	$41.1	$40.1	$1.0

Operational metrics:
Land segment volumes (gallons) (1)	6,078.1	6,237.6	(159.5)
Land segment average price per gallon	$2.11	$2.44	$(0.33)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $12.8 billion for the year ended December 31, 2024, a decrease of $2.4 billion, or 16%, compared to the year ended December 31, 2023. The decrease in revenue was principally driven by lower average fuel prices and a decrease in volumes. Average fuel prices decreased by $0.33, or 13%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. Total land volumes decreased by 0.2 billion, or 3%, to 6.1 billion gallon or gallon equivalents in the year ended December 31, 2024 compared to the year ended December 31, 2023, primarily attributable to our liquid fuel business in North America, partially offset by increased activity in our natural gas and power businesses.
Our land segment gross profit for the year ended December 31, 2024 was $384.4 million, a decrease of $15.4 million, or 4%, compared to the year ended December 31, 2023 primarily attributable to lower profit contribution from our sustainability-related offerings and our natural gas and power businesses as a result of oversupplied market conditions and lower market volatility, as well as highly unfavorable market conditions in Brazil and the U.K.. Gross profit for the year ended December 31, 2023 was also impacted by the extraordinary losses associated with an erroneous bid submitted in the Finnish power market, as discussed in Note 12. Commitments and Contingencies.
Our land segment income from operations for the year ended December 31, 2024 was $41.1 million, an increase of $1.0 million, or 2%, compared to the year ended December 31, 2023. The decrease in gross profit was offset by a reduction in operating expenses principally related to lower incentive compensation, as well as a decrease in asset impairment and restructuring charges for the year ended December 31, 2024 compared to the year ended December 31, 2023. These decreases in operating expenses were partially offset by an increase in the provision for credit losses driven by the write-off of accounts receivable associated with exit activities as discussed under "Restructuring and Exit Activities" above.

Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	Year Ended December 31,
	2024	2023	Change
Revenue	$8,887.2	$9,245.6	$(358.4)

Gross profit	156.4	172.6	(16.2)
Operating expenses	91.6	90.4	1.2
Income from operations	$64.8	$82.3	$(17.5)

Operational metrics:
Marine segment volumes (metric tons)	16.6	16.8	(0.3)
Marine segment average price per metric ton	$536.39	$549.64	$(13.25)
Revenues in our marine segment were $8.9 billion for the year ended December 31, 2024, a decrease of $0.4 billion, or 4%, compared to the year ended December 31, 2023. The decrease in revenue was principally driven by lower average fuel prices and a decrease in volumes. The average price per metric ton of bunker fuel sold decreased by $13.25, or 2%, in the year ended December 31, 2024 compared to the year ended December 31, 2023. In addition, total volumes decreased by 0.3 million metric tons, or 2%, to 16.6 million metric tons in the year ended December 31, 2024 compared to the year ended December 31, 2023.
Our marine segment gross profit for the year ended December 31, 2024 was $156.4 million, a decrease of $16.2 million, or 9%, compared to the year ended December 31, 2023. The decrease in gross profit was principally driven by reduced market volatility, partially offset by higher profit contribution from our resale businesses, when compared with the year ended December 31, 2023.
Our marine segment income from operations for the year ended December 31, 2024 was $64.8 million, a decrease of $17.5 million, or 21%, compared to the year ended December 31, 2023, primarily due to the decrease in gross profit, as well as a $1.2 million increase in operating expenses driven by restructuring charges recognized during the year ended December 31, 2024, as discussed in "Restructuring and Exit Activities" above.
Liquidity and Capital Resources
Liquidity to fund working capital, as well as make strategic investments, is a significant priority for us. Our views concerning liquidity are based on currently available information and if circumstances change significantly, the future availability of trade credit or other sources of financing may be reduced, and our liquidity would be adversely affected accordingly.
Sources of Liquidity and Factors Impacting Our Liquidity
Our liquidity, consisting principally of cash and availability under our Credit Facility, as described below, fluctuates based on a number of factors, including the timing of receipts from our customers and payments to our suppliers, changes in fuel prices, as well as our financial performance.
We rely on credit arrangements with banks, suppliers and other parties as important sources of liquidity for capital requirements not satisfied by our operating cash flow. Market volatility, generally, and any persistent weakness in global energy markets may adversely affect our ability to access capital and credit markets or to obtain funds at reasonable interest rates or on other advantageous terms. In addition, since our business is impacted by the availability of trade credit to fund fuel purchases, an actual or perceived decline in our liquidity or business generally could cause our suppliers to reduce our credit lines, seek credit support in the form of additional collateral or otherwise materially modify our payment terms.
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
Based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2024 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued.
Convertible Notes. On June 26, 2023, we issued $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") which mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for accrued and unpaid interest. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. Separately, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. As a result, dilution upon conversion of the Convertible Notes will be mitigated as the bond hedge and warrant transactions increase the effective conversion price of the Convertible Notes.
See Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
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
Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2024 and 2023, our outstanding letters of credit and bank guarantees under these credit lines totaled $360.1 million and $437.1 million, respectively.
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
See Item 1A. – Risk Factors in Part 1 within this 2024 10-K Report for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments.
As of December 31, 2024, our material cash requirements from contractual obligations were as follows (in millions):

	Current	Long-Term	Total
Debt and interest obligations (1)	$120.5	$871.4	$991.9
Operating lease obligations (2)	39.9	183.2	223.1
Finance lease obligations (2)	9.1	25.1	34.3
Derivatives obligations (3)	91.5	24.3	115.8
Purchase commitment obligations (4)	271.4	98.0	369.4
Other obligations	1.9	13.9	15.7
Total	$534.3	$1,215.9	$1,750.2
(1)Debt and interest obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on their maturity dates, and includes $50.3 million of secured borrowings related to the transfer of tax receivables. See Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
(2)We enter into lease arrangements for the use of offices, operational facilities, vehicles, vessels, storage tanks and other assets for our operations around the world. See Note 14. Leases for additional information.
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
(4)We have fixed purchase commitments associated with our risk management program, as well as a purchase contract, that runs through 2026, under which we agreed to purchase annually 2.0 million barrels of aviation fuel at future market prices. See Note 12. Commitments and Contingencies for additional information.
Future material cash requirements and off-balance sheet arrangements, in addition to the contractual obligations in the table above, include the following:
Capital Expenditures. During the year ended December 31, 2024, we incurred capital expenditures in the ordinary course of business of approximately $68.2 million. In 2025, we expect our capital expenditures to be generally consistent with the year ended December 31, 2024.
Unrecognized Income Tax Liabilities. As of December 31, 2024, we have recorded gross liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities"), including penalties and interest, of $90.8 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.
Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and expired letters of credit are renewed as needed. As of December 31, 2024, we had issued letters of credit and bank guarantees totaling $378.0 million under our Credit Facility and other uncommitted credit lines.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $65.8 million as of December 31, 2024.

Cash Flows
The following table reflects the major categories of cash flows (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	For the Years Ended December 31,
	2024	2023	2022
Net cash provided by (used in) operating activities	$259.9	$271.3	$138.5
Net cash provided by (used in) investing activities	64.5	(101.1)	(724.9)
Net cash provided by (used in) financing activities	(230.6)	(152.4)	237.3
Operating Activities. For the year ended December, 31 2024, net cash provided by operating activities was $259.9 million, compared to $271.3 million net cash provided during the year ended December 31, 2023. The $11.5 million decrease in operating cash flows was principally due to a decrease in our accounts payable and accounts receivable, inclusive of cash provided by our RPA activity, and inventory, as well as in our derivative activities. These decreases were driven by relatively stable average fuel prices during the year ended December 31, 2024 compared to the declining price environment experienced during the year ended December 31, 2023, when cash provided by operations also benefited from the rationalization of lower-return businesses within our aviation segment. These decreases were offset by an increase in our net income adjusted for noncash items (see "Results of Operations" for further details of the drivers impacting our net income) and cash flows associated with deferred revenue and customer deposits.
Investing Activities. For the year ended December 31, 2024, net cash provided by investing activities was $64.5 million, compared to net cash used of $101.1 million during the year ended December 31, 2023. The net cash provided by investing activities in 2024 was primarily driven by net proceeds of $200.1 million and $8.9 million from the Avinode sale and the Brazil sale, respectively, as discussed in Note 3. Acquisitions and Divestitures, partially offset by capital expenditures of $68.2 million, the issuance of notes receivable, net of repayments received, of $37.3 million, and cash paid for the acquisition of a business of $40.0 million. Net cash used in investing activities in 2023 was principally driven by capital expenditures of $87.6 million and cash paid for the acquisition of a business of $13.7 million, which was partially offset by proceeds received from the sale of a business of $9.3 million.
Financing Activities. For the year ended December 31, 2024, net cash used in financing activities was $230.6 million compared to net cash used of $152.4 million for the year ended December 31, 2023. The net cash used in financing activities in 2024 was primarily attributable to repurchases of common stock of $100.0 million, payments of deferred consideration related to prior acquisitions of $51.8 million, dividend payments of $38.5 million, and net repayments under our Credit Facility of $21.9 million. Net cash used in financing activities in 2023 was primarily attributable to payments of deferred consideration related to prior acquisitions of $62.9 million, repurchases of common stock of $60.1 million, and dividend payments of $34.0 million, partially offset by net borrowings of $47.4 million, driven by proceeds of $350.0 million from the issuance of the Convertible Notes and proceeds of $53.3 million from secured borrowings associated with the transfer of transaction taxes, as discussed in Note 8. Debt, Interest Income, Expense, and Other Finance Costs, partially offset by $348.4 million of net repayments under our Credit Facility. In connection with the issuance of the Convertible Notes, we paid $70.5 million for the purchase of the convertible note hedges and $12.6 million for debt issuance costs, and received $40.0 million from the sale of warrants.
Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this 2024 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and long-lived assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

These assessments require us to make accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2024, the assumptions used, particularly the expected growth rates, the profitability embedded in the projected cash flow provided by our legacy and newly acquired businesses, the discount rate, and the market-based multiples, were defined based on available information as of the testing date considering current market volatility and geopolitical risks. Specifically for goodwill, management also considered the volatility in the company's market capitalization and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units. For our cost and equity method investments, the profitability embedded in the projected cash flows provided by our investees are a critical estimate.

A reporting unit is considered at risk when its fair value does not exceed its carrying amount by more than 10%. While our aviation reporting unit is not considered at risk, as a result of the performance during the current year combined with updated projections, we noted that the excess of the fair value over the carrying amount of our land reporting unit has decreased since December 31, 2023 and is considered to be at risk as of December 31, 2024.

If our results differ significantly from our assumptions, such impact could potentially result in impairments. Approximately $827.3 million of goodwill is allocated to the land reporting unit as of December 31, 2024. See Note 6. Goodwill and Identifiable Intangible Assets for additional information.

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

Significant judgment is involved in the determination of fair values in the context of acquisitions, as fair values are generally developed based on forecasted assumptions. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgement and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Significant inputs incorporated in the determination of fair values, including customer relationships valued using an income approach, include the discount rate determined using a market-based weighted average cost of capital, expected growth rates, and profitability and risks embedded in the newly acquired activities, including customer attrition rates.

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

The notional and fair market values of our commodity-based derivative instrument positions were as follows (in millions, except weighted average contract price):

			As of December 31,
Commodity Contracts (In millions of BBL)			2024			2023
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2024	—	$—	$—	(0.4)	$94.97	$3.8
		2025	0.1	93.74	(4.5)	(0.1)	105.07	0.3
					(4.5)			4.1

Non-designated hedge	Commodity contracts	2024	—	—	—	0.8	4.93	92.6
		2025	(0.7)	10.52	77.4	(0.8)	14.55	19.0
		2026	(0.5)	17.11	7.9	(0.5)	16.36	4.1
		2027	(0.2)	15.53	3.7	(0.2)	12.44	1.2
		2028	(0.2)	18.01	1.2	(0.1)	14.61	0.9
		2029	(0.1)	17.29	0.6	0.1	14.26	0.5
		Thereafter	0.1	20.17	2.7	—	—	—
					93.5			118.5
Total commodity derivative contracts					$88.9			$122.7
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2024 would have a material impact on our income from operations.

As of December 31, 2024, the foreign currency denominated notional amounts and fair value in U.S. dollars of our exposures from our foreign currency exchange derivatives, were primarily related to the following (in millions, except weighted average contract price):

Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2025	AUD	(9.8)	0.667	$0.5
2025	CAD	(79.0)	1.384	3.0
2025	CHF	(3.2)	0.849	0.2
2025	CLP	1,507.2	967.914	0.2
2025	COP	(94,759.5)	4,352.445	0.7
2025	CZK	(35.4)	23.070	0.1
2025	DKK	234.1	6.420	(2.4)
2025	EUR	19.0	1.074	(3.8)
2025	GBP	(23.5)	1.281	1.6
2025	HUF	890.5	373.191	(0.1)
2025	JPY	(184.5)	147.450	0.1
2025	KRW	(42,915.4)	1,362.129	2.6
2025	MXN	1,523.2	20.186	(2.9)
2025	NOK	(508.1)	10.780	4.0
2025	NZD	(1.1)	0.597	0.1
2025	PLN	(10.9)	3.935	0.1
2025	RON	(35.2)	4.554	0.4
2025	SEK	(515.3)	9.519	1.9
2025	SGD	(5.5)	1.300	0.2
2025	ZAR	103.5	17.810	(0.4)
2026	EUR	2.2	1.118	(0.2)
Total foreign currency exchange derivative contracts				$6.2
The total fair value of our foreign currency exchange derivative contracts was a net asset of $6.2 million and a net asset of $5.5 million as of December 31, 2024 and 2023, respectively. The majority of foreign currency exchange derivatives are settled within one year. See Note 4. Derivative Instruments for additional information.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2024, the applicable margins for base rate loans and Eurodollar rate loans were 0.875% and 1.875%, respectively, and we had a $455.3 million Term Loan and no outstanding borrowings under our Credit Facility. The aggregate outstanding balance of our finance lease obligations was $29.9 million as of December 31, 2024, which bear interest at annual rates ranging from 2.6% to 7.2%. We also have other agreements, such as our RPAs, with exposure to interest rate risk. See Note 2. Accounts Receivable and Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
We entered into a $300 million, one-month Eurodollar, floating-for-fixed interest rate non-amortizing swap with a maturity date in March 2025 (the "Swap"). The Swap agreement effectively locks in the floating interest rate we will pay for a portion of our Eurodollar rate loans at 0.435%. The fair value of the interest rate swap contract was an asset of $2.9 million and an asset of $14.8 million as of December 31, 2024 and 2023, respectively.

The following table presents the contractual weighted average interest rates and expected cash flows by maturity dates (in millions, except weighted average interest rates):

Expected Maturities as of December 31, 2024
Interest Rate Swap	2025	Fair Value
Notional Value: $300		$2.9
Variable to Fixed(1)	$2.9
Average pay rate	0.435%
Average receive rate	4.30%
(1)Represents discounted net cash flow receipts or (payments).
A fluctuation of 100 bps in the interest rate as of December 31, 2024 would result in a $10.4 million change in interest expense during the next twelve months with respect to the outstanding amounts as of December 31, 2024 under these agreements.
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
Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock in respect of the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If we elect to settle the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers or affiliates thereof and certain other financial institutions. We also entered into warrant transactions. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 25, 2025, are set forth in Item 15 of this 2024 10‑K Report.
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
As of the end of the period covered by this 2024 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2024.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
We have adopted a Code of Conduct that applies to all of our employees, officers (including our principal executive, financial and accounting officers) and directors. The Code of Conduct is located on our Investor Relations website at ir.worldkinect.com under "Corporate Governance." We intend to disclose any amendments to our Code of Conduct or waivers with respect to our Code of Conduct granted to our principal executive, financial and accounting officers on our website.
We have adopted an insider trading policy applicable to our directors, officers and employees, governing the purchase, sale, and other dispositions of our securities. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2024 Form 10-K.
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from "Proposal No. 1--Election of Directors," "Corporate Governance" and "Information Concerning Executive Officers" in our Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders ("2025 Proxy") to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from "Corporate Governance--Director Compensation and Ownership Guidelines," "Compensation Discussion and Analysis," and "Executive Compensation Tables" in our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from "Security Ownership of Certain Beneficial Owners and Management" in our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from "Corporate Governance--Review and Approval of Related Person Transactions" and "Corporate Governance--Board and Committee Governance--Director Independence" in our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.
Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from "Proposal No. 3--Ratification of Independent Registered Public Accounting Firm--Fees and Services of PricewaterhouseCoopers LLP" in our 2025 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2024.

PART IV
Item 15. Exhibit and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2024 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	44

	(ii)	Consolidated Balance Sheets	46

	(iii)	Consolidated Statements of Income and Comprehensive Income	47

	(iv)	Consolidated Statements of Shareholders’ Equity	48

	(v)	Consolidated Statements of Cash Flows	49

	(vi)	Notes to the Consolidated Financial Statements	51

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2024 10‑K Report:

Exhibit No.	Description
3.1
Restated Articles of Incorporation of World Kinect Corporation (incorporated by reference herein from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on July 28, 2023).

3.2	By‑Laws, amended and restated as of August 26, 2011 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on August 29, 2011).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 (the "2019 10-K").
4.2
Indenture, dated as of June 26, 2023, between World Kinect Corporation and U.S. Bank Trust Company, National Association (incorporated by reference herein from Exhibit 4.1 to our Current Report on Form 8-K filed on June 27, 2023).

4.3	Form of 3.250% Convertible Senior Note due 2028 (incorporated by reference herein from Exhibit 4.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.1	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.2	2020 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 27, 2020). *
10.3	2021 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2021). *
10.4	Form of Named Executive Officer Performance-based Restricted Stock Unit Agreement under the 2021 Omnibus Plan incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001611). *
10.5	Executive Severance Agreement between World Fuel Services Corporation and Ira M. Birns, dated April 16, 2007 (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8‑K filed on April 16, 2007). *
10.6	World Fuel Services Corporation Executive Severance Policy, effective as of December 31, 2016 (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed on July 28, 2017 ("2017 10-Q")). *
10.7
Form of Executive Officer Performance-Based Restricted Stock Unit Award Agreement (incorporated by reference herein from Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2022 filed on February 24, 2023 (the "2022 10-K")). *

10.8	Form of Executive Officer Service-Based Restricted Stock Unit Award Agreement (incorporated by reference herein from Exhibit 10.8 to our 2022 10-K). *
10.9
Form of Non-Employee Director 2017 Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 16, 2016). *

10.10	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *
10.11	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *

Exhibit No.	Description
10.12	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *
10.13
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed on July 30, 2014 ("2014 10-Q")). *

10.14
Form of Michael J. Kasbar Stock-Settled Stock Appreciation Right Agreement (3-year Cliff Vesting) under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2016 filed on February 21, 2017. *

10.15	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.16	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.17	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.18	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.19	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.20
Form of Named Executive Officer Stock-Settled Stock Appreciation Right Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2020 filed on March 1, 2021). *

10.21	Amended and Restated Employment Agreement, dated November 10, 2022, between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on November 14, 2022 (SEC Accession No. 0001157523-22-001610). *
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
10.28
Amendment No. 6 to the Fourth Amended and Restated Credit Agreement, dated as of November 24, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.28 to our Annual Report on Form 10-K for the year ended December 31, 2021 filed on February 25, 2022 (the "2021 10-K")).

10.29
Amendment No. 7 to the Fourth Amended and Restated Credit Agreement, dated as of November 26, 2021, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.29 to our 2021 10-K).

10.30	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of April 1, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2022).

Exhibit No.	Description
10.31
Amendment No. 9 to the Fourth Amended and Restated Credit Agreement, dated as of July 12, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 filed on July 29, 2022).

10.32
Amendment No. 10 to the Fourth Amended and Restated Credit Agreement, dated as of January 19, 2024, among World Kinect Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, World Fuel Services, Inc., WFS UK Holding Company IV Limited, Kinect Energy AS and Kinect Energy Spot AS, and Bank of America, N.A., as administrative agent (incorporated by reference herein from Exhibit 10.34 to our Annual Report on Form 10-K for the year ended December 31, 2023 filed on February 23, 2024 (the "2023 10-K")).

10.33
Purchase Agreement, dated June 21, 2023, among World Kinect Corporation, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. as representatives of the several initial purchasers listed on Schedule I thereto (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.34	Form of Convertible Note Hedge Confirmation (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.35	Form of Warrant Confirmation (incorporated by reference herein from Exhibit 10.3 to our Current Report on Form 8-K filed on June 27, 2023).
19.1	World Kinect Corporation Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1	World Kinect Corporation Clawback Policy (incorporated by reference herein from Exhibit 97.1 to our 2023 10-K).
101	The following materials from World Kinect Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of World Kinect Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Kinect Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Aviation and Land Reporting Units
As described in Notes 1 and 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $1,181.7 million as of December 31, 2024, which is allocated among the Aviation and Land reporting units. Goodwill is evaluated for impairment at the reporting unit level as of December 31 of each year, or more frequently if events or circumstances indicate that the carrying value of the goodwill may be impaired. To perform the quantitative impairment test, management compares the fair value of each reporting unit to its respective carrying amount, including goodwill. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market based-multiple.
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
February 25, 2025

We have served as the Company’s auditor since 2002.

WORLD KINECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2024	December 31, 2023
Assets:
Current assets:
Cash and cash equivalents	$382.9	$304.3
Accounts receivable, net of allowance for credit losses of $22.5 million and $18.3 million as of December 31, 2024 and 2023, respectively	2,432.6	2,735.5
Inventories	513.5	664.6
Prepaid expenses	71.4	77.6
Short-term derivative assets, net	176.5	275.4
Other current assets	382.2	446.4
Total current assets	3,959.2	4,503.8
Property and equipment, net	513.3	515.3
Goodwill	1,181.7	1,238.0
Identifiable intangible assets, net	261.2	299.7
Other non-current assets	816.4	818.6
Total assets	$6,731.8	$7,375.3
Liabilities:
Current liabilities:
Current maturities of long-term debt	$84.0	$78.8
Accounts payable	2,726.5	3,097.6
Short-term derivative liabilities, net	91.5	128.2
Accrued expenses and other current liabilities	535.8	745.0
Total current liabilities	3,437.8	4,049.7
Long-term debt	796.8	809.1
Other long-term liabilities	541.2	566.9
Total liabilities	4,775.8	5,425.7
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 56.7 and 59.8 issued and outstanding as of December 31, 2024 and 2023, respectively	0.6	0.6
Capital in excess of par value	30.0	109.6
Retained earnings	2,009.2	1,981.6
Accumulated other comprehensive income (loss)	(91.0)	(148.9)
Total World Kinect shareholders' equity	1,948.7	1,943.0
Noncontrolling interest	7.2	6.7
Total equity	1,955.9	1,949.6
Total liabilities and equity	$6,731.8	$7,375.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$42,168.0	$47,710.6	$59,043.1
Cost of revenue	41,141.6	46,652.4	57,954.1
Gross profit	1,026.4	1,058.2	1,089.1
Operating expenses:
Compensation and employee benefits	482.5	512.3	507.4
General and administrative	297.1	308.0	308.7
Asset impairments	29.0	32.8	0.6
Restructuring charges	7.1	7.2	(0.8)
Total operating expenses	815.7	860.2	815.8
Income from operations	210.6	198.0	273.2
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(102.2)	(127.7)	(110.6)
Other income (expense), net	(12.9)	(3.6)	(17.5)
Total non-operating income (expense), net	(115.1)	(131.3)	(128.1)
Income (loss) before income taxes	95.5	66.7	145.1
Provision for income taxes	27.6	13.0	29.2
Net income (loss) including noncontrolling interest	67.9	53.7	115.9
Net income (loss) attributable to noncontrolling interest	0.5	0.8	1.7
Net income (loss) attributable to World Kinect	$67.4	$52.9	$114.1
Basic earnings (loss) per common share	$1.14	$0.86	$1.83
Basic weighted average common shares	59.0	61.4	62.3
Diluted earnings (loss) per common share	$1.13	$0.86	$1.82
Diluted weighted average common shares	59.5	61.7	62.7
Comprehensive income:
Net income (loss) including noncontrolling interest	$67.9	$53.7	$115.9
Other comprehensive income (loss):
Foreign currency translation adjustments	67.4	19.9	(45.5)
Cash flow hedges, net of income tax expense (benefit) of ($3.5), ($2.7), and $7.6 for 2024, 2023, and 2022, respectively	(9.6)	(8.1)	21.6
Total other comprehensive income (loss)	57.9	11.8	(24.0)
Comprehensive income (loss) including noncontrolling interest	125.8	65.5	91.9
Comprehensive income (loss) attributable to noncontrolling interest	0.5	0.8	1.7
Comprehensive income (loss) attributable to World Kinect	$125.3	$64.7	$90.2

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2021	61.7	$0.6	$168.1	$1,880.6	$(136.7)	$1,912.7	$4.1	$1,916.8
Net income (loss)	—	—	—	114.1	—	114.1	1.7	115.9
Cash dividends declared	—	—	—	(32.2)	—	(32.2)	—	(32.2)
Amortization of share-based payment awards	—	—	17.6	—	—	17.6	—	17.6
Issuance (cancellation) of common stock related to share-based payment awards	0.4	—	—	—	—	—	—	—
Issuance of common stock for acquisition of a business	1.8	—	50.0	—	—	50.0	—	50.0
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	0.2	—	(4.6)	—	—	(4.6)	—	(4.6)
Purchases of common stock	(2.0)	—	(48.7)	—	—	(48.7)	—	(48.7)
Other comprehensive income (loss)	—	—	—	—	(24.0)	(24.0)	—	(24.0)
Balance as of December 31, 2022	62.0	0.6	182.4	1,962.5	(160.6)	1,984.9	5.9	1,990.7
Net income (loss)	—	—	—	52.9	—	52.9	0.8	53.7
Cash dividends declared	—	—	—	(33.8)	—	(33.8)	—	(33.8)
Amortization of share-based payment awards	—	—	24.2	—	—	24.2	—	24.2
Issuance (cancellation) of common stock related to share-based payment awards	0.6	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.7)	—	—	(5.7)	—	(5.7)
Purchases of common stock	(2.8)	—	(60.6)	—	—	(60.7)	—	(60.7)
Other comprehensive income (loss)	—	—	—	—	11.8	11.8	—	11.8
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of December 31, 2023	59.8	0.6	109.6	1,981.6	(148.9)	1,943.0	6.7	1,949.6
Net income (loss)	—	—	—	67.4	—	67.4	0.5	67.9
Cash dividends declared	—	—	—	(39.8)	—	(39.8)	—	(39.8)
Amortization of share-based payment awards	—	—	28.1	—	—	28.1	—	28.1
Issuance (cancellation) of common stock related to share-based payment awards	0.5	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(6.8)	—	—	(6.8)	—	(6.8)
Purchases of common stock	(3.6)	—	(101.0)	—	—	(101.0)	—	(101.0)
Other comprehensive income (loss)	—	—	—	—	57.9	57.9	—	57.9
Balance as of December 31, 2024	56.7	$0.6	$30.0	$2,009.2	$(91.0)	$1,948.7	$7.2	$1,955.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$67.9	$53.7	$115.9
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	24.9	(267.5)	179.9
(Gain) loss on sale of business	15.2	(2.2)	7.7
Depreciation and amortization	106.4	104.5	107.8
Noncash operating lease expense	36.0	34.7	35.0
Provision for credit losses	12.0	4.7	7.7
Share-based payment award compensation costs	28.1	24.2	17.6
Deferred income tax expense (benefit)	(15.3)	(30.7)	(18.5)
Unrealized foreign currency (gains) losses, net	30.6	(16.5)	21.7
Asset impairment charges	29.0	32.8	0.6
Other	16.6	25.2	23.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	259.1	569.2	(870.7)
Inventories	133.0	186.8	(252.1)
Prepaid expenses	(2.3)	6.7	(25.2)
Other current assets	20.7	(30.5)	(124.2)
Cash collateral with counterparties	105.4	168.9	(252.9)
Other non-current assets	(117.7)	(88.0)	(12.3)
Change in derivative assets and liabilities, net	(3.4)	(4.7)	2.9
Accounts payable	(355.9)	(441.9)	1,107.5
Accrued expenses and other current liabilities	(164.1)	(48.0)	147.8
Other long-term liabilities	33.7	(10.1)	(80.7)
Net cash provided by (used in) operating activities	259.9	271.3	138.5
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(40.0)	(13.7)	(643.9)
Proceeds from sale of business, net of divested cash	209.0	9.3	—
Capital expenditures	(68.2)	(87.6)	(78.6)
Other investing activities, net	(36.3)	(9.1)	(2.5)
Net cash provided by (used in) investing activities	64.5	(101.1)	(724.9)
Cash flows from financing activities:
Borrowings of debt	3,844.0	5,921.8	6,944.9
Repayments of debt	(3,876.2)	(6,224.4)	(6,611.2)
Issuance of Convertible Notes	—	350.0	—
Dividends paid on common stock	(38.5)	(34.0)	(31.0)
Repurchases of common stock	(100.0)	(60.1)	(48.7)
Purchase of convertible note hedges	—	(70.5)	—
Sale of warrants	—	40.0	—
Payments of deferred consideration for acquisitions	(51.8)	(62.9)	(12.0)
Other financing activities, net	(8.0)	(12.2)	(4.6)
Net cash provided by (used in) financing activities	(230.6)	(152.4)	237.3
Effect of exchange rate changes on cash and cash equivalents	(15.2)	(12.0)	(4.7)
Net increase (decrease) in cash and cash equivalents	78.7	5.9	(353.8)
Cash and cash equivalents, as of the beginning of the period	304.3	298.4	652.2
Cash and cash equivalents, as of the end of the period	$382.9	$304.3	$298.4
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (CONTINUED)
(In millions)

	For the Year Ended December 31,
	2024	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash paid during the year for:
Interest, net of capitalized interest	$113.6	$130.4	$113.4
Income taxes	$60.6	$61.3	$66.6

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K ("2024 10‑K Report") as "World Kinect," "we," "our" and "us." On June 15, 2023, the Company's shareholders approved an amendment to the Company's Articles of Incorporation, as amended, changing the Company's name from World Fuel Services Corporation to World Kinect Corporation. This change is intended to better reflect the Company's ongoing transformation into a more resilient, diversified energy and solutions provider.
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
B. New Accounting Standards
Adoption of New Accounting Standards
Segment Reporting. Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, was issued in November 2023. ASU 2023-07 amends the guidance in Accounting Standards Codification ("ASC") 280, Segment Reporting, to require public entities to disclose significant segment expenses and other segment items on an interim and annual basis. The amendment also requires disclosure of the chief operating decision maker's ("CODM") title and position on an annual basis, as well as an explanation of how the CODM uses the reported measure(s). Additionally, the amended guidance permits companies to disclose more than one measure of segment profit or loss used by the CODM provided that at least one of the reported measures includes the segment profit or loss measure that is most consistent with GAAP measurement principles. The amendment also requires all disclosures about a reportable segment’s assets and profit or loss, currently required only in annual periods, in all interim periods. The ASU does not change how a public entity identifies or aggregates its operating segments or how quantitative thresholds are applied to determine an entities' reportable segments. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all periods presented in the financial statements. The Company adopted ASU 2023-07 in the fourth quarter of 2024 and has included the relevant disclosures in Note 15. Business Segments, Geographic Information, and Major Customers.
Accounting Standards Issued But Not Yet Adopted
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
Expense Disaggregation. ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, was issued in November 2024. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; rather, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements at each interim and annual period. The amendments require disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The amendments also require disclosure of certain amounts that are already required to be disclosed under current guidance in the same disclosure as the other disaggregation requirements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses and, in annual reporting periods, the entity's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.
There are no other recently issued accounting standards not yet adopted by us that, upon adoption, are expected to have a material impact on the Company's Consolidated Financial Statements or processes.
Recent Securities and Exchange Commission Final Rules Issued but Not Yet Effective
Climate-Related Disclosures. In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules requiring registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC voluntarily stayed the rules pending judicial review. In February 2025, the Acting Chairman of the SEC announced that he does not support the SEC's climate disclosure rules and that he had directed the SEC staff to request that the Eighth Circuit Court of Appeals delay scheduling the case for arguments. The Company continues to monitor the status of these final rules.
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
For additional information, see Note 3. Acquisitions and Divestitures.
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
For additional information, see Note 9. Property and Equipment.
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
For additional information, see Note 6. Goodwill and Identifiable Intangible Assets.
M. Investments
We hold investments accounted for under the equity method as we have the ability to exercise significant influence over the operating and financial policies of the investee, but do not have control.
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
Under long term contracts with customers, we may provide upfront payments that are not in exchange for a distinct good or service to be provided to us. The consideration paid to the customer is accounted for as a reduction of the transaction price, and therefore revenue, at the date the related goods are transferred to the customer. Consideration received from our vendors that is not in exchange for a distinct good or service and is not a reimbursement of costs is accounted for as a reduction of the purchase price of the goods or services.
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
For additional information, see Note 10. Revenue from Contracts with Customers.
O. Share-Based Payment Awards
We account for share-based payment awards on a fair value basis of the equity instrument issued. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur. For additional information, see Note 13. Shareholders' Equity.
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
For additional information, see Note 11. Income Taxes.

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
Potentially dilutive securities include share-based compensation awards, such as restricted stock subject to forfeitable dividends, non-vested restricted stock units ("RSUs"), performance stock units where the performance requirements have been met, and settled stock appreciation rights awards ("SSARs"), as well as the Convertible Notes discussed in Note 8. Debt, Interest Income, Expense, and Other Finance Costs. The dilutive effect of potentially dilutive share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method, unless its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities. The dilutive effect of the Convertible Notes is determined by application of the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extend that the effect is dilutive. The Convertible Notes would have a dilutive impact when the average market price of the Company's common stock for a given period exceeds the respective conversion price of the Convertible Notes.
For additional information, see Note 17. Earnings per Common Share.
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
For additional information, see Note 14. Leases.
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
For additional information, see Note 11. Income Taxes and Note 12. Commitments and Contingencies.

2. Accounts Receivable
Accounts Receivable and Allowance for Credit Losses
When we extend credit on an unsecured basis, our exposure to credit losses depends on the financial condition of our customers and macroeconomic factors beyond our control, such as global economic conditions or adverse impacts in the industries we serve, changes in energy prices and political instability.
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
We had accounts receivable, net, of $2.4 billion and $2.7 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $23.7 million and $20.8 million, as of December 31, 2024 and 2023, respectively. Changes to the expected credit loss provision during the year ended December 31, 2024 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations; in addition to the impact of exiting certain activities as described in Note 16. Restructuring and Exit Activities. Based on an aging analysis as of December 31, 2024, 95% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2024	2023	2022
Balance as of January 1,	$20.8	$17.3	$29.8
Charges to allowance for credit losses	12.0	4.7	7.7
Write-off of uncollectible receivables	(10.6)	(1.5)	(22.3)
Recoveries of credit losses	2.0	0.3	1.5
Translation adjustments	(0.5)	(0.1)	0.6
December 31,	$23.7	$20.8	$17.3
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
During the years ended December 31, 2024, 2023, and 2022, respectively, we sold receivables under the RPAs with an aggregate face value of $11.9 billion, $9.5 billion, and $13.1 billion and recognized fees of $38.5 million, $37.6 million, and $44.5 million.
3. Acquisitions and Divestitures
2024 Divestitures
On May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products (the "Avinode disposal group") for cash proceeds, net of cash sold, of $200.1 million (the "Avinode sale"). The Avinode sale resulted in a pre-tax gain of $96.0 million, net of costs to sell and after the reclassification of cumulative translation losses of $17.1 million to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $12.4 million is included in the Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the Avinode sale, the Avinode disposal group was reported within the aviation segment. The Avinode sale did not meet the criteria to be reported as a discontinued operation.
On December 13, 2024, we completed the sale of our land and marine subsidiaries in Brazil (the "Brazil disposal group") for cash proceeds, net of cash sold, of $8.9 million (the "Brazil sale"). The Brazil sale resulted in a pre-tax loss of $111.2 million, net of costs to sell and after the reclassification of cumulative translation losses of $80.0 million to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax benefit of $6.0 million is included in the Provision for income taxes within our Consolidated Statements of Income and Comprehensive Income. Prior to the Brazil sale, the Brazil disposal group was reported within the land and marine segments. The Brazil sale did not meet the criteria to be reported as a discontinued operation.
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
(1)As of December 31, 2024, the amount due to sellers has been paid in full and no amount remains outstanding.
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

4. Derivative Instruments
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	December 31, 2024
Commodity contracts:
Long	BBL	86.6
Short	BBL	(88.2)

Foreign currency exchange contracts:
Sell U.S. dollar, buy other currencies	USD	(675.1)
Buy U.S. dollar, sell other currencies	USD	742.7

Interest rate contract:
Interest rate swap	USD	300.0
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next year and our interest rate swap agreement matures in March 2025.

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Consolidated Balance Sheets location	2024	2023	2024	2023
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4.0	$—	$3.5	$—
	Other non-current assets	—	0.3	—	—
	Short-term derivative liabilities, net	13.9	24.8	18.9	20.9

Interest rate contract	Short-term derivative assets, net	2.9	12.7	—	—
	Other non-current assets	—	2.2	—	—
Total derivatives designated as hedging instruments		20.8	39.9	22.4	20.9

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	230.8	343.9	65.7	73.1
	Other non-current assets	69.4	139.8	20.5	17.2
	Short-term derivative liabilities, net	86.7	161.8	174.4	340.0
	Other long-term liabilities	62.8	121.2	95.6	217.9

Foreign currency contracts	Short-term derivative assets, net	23.3	24.7	15.1	9.8
	Other non-current assets	0.7	0.6	0.3	0.5
	Short-term derivative liabilities, net	5.1	8.7	6.9	18.3
	Other long-term liabilities	0.1	—	0.6	—
Total derivatives not designated as hedging instruments		478.9	800.8	379.2	676.8
Total derivatives		$499.6	$840.7	$401.6	$697.8
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of December 31,		As of December 31,
	2024	2023	2024	2023
Inventory	$95.2	$55.3	$3.8	$(1.3)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Year Ended December 31,
	2024			2023			2022
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$42,168.0	$41,141.6	$102.2	$47,710.6	$46,652.4	$127.7	$59,043.1	$57,954.1	$110.6
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	5.4	—	—	0.8	—	—	43.9	—
Derivatives designated as hedging instruments	—	(4.1)	—	—	3.4	—	—	(52.0)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	(3.4)	6.1	—	0.2	—	—	(164.5)	2.6	—
Interest rate contract:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	—	—	14.5	—	—	14.0	—	—	(4.2)
Total amount of income and expense line items excluding the impact of hedges	$42,171.4	$41,148.9	$116.7	$47,710.4	$46,656.7	$141.7	$59,207.7	$57,948.6	$106.5
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		Year Ended December 31,
	Location	2024	2023	2022
Commodity contracts	Revenue	$5.6	$(1.5)	$(134.5)
Commodity contracts	Cost of revenue	$(15.4)	$(0.3)	$10.7
For the years ended December 31, 2024, 2023 and 2022, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of December 31, 2024, on a pre-tax basis, $2.6 million and $0.8 million is scheduled to be reclassified from Accumulated other comprehensive loss over the next twelve months as a decrease to Revenue and a decrease to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	Year Ended December 31,
	2024	2023	2022
Commodity contracts (Revenue)	$(4.3)	$—	$(114.7)
Commodity contracts (Cost of revenue)	5.6	(0.7)	2.1
Interest rate contracts (Interest expense and other financing costs, net)	1.9	3.0	11.3
Total gain (loss)	$3.1	$2.4	$(101.3)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		Year Ended December 31,
	Location	2024	2023	2022
Commodity contracts	Revenue	$(2.5)	$0.2	$(121.7)
Commodity contracts	Cost of revenue	4.4	—	1.9
Interest rate contracts	Interest expense and other financing costs, net	10.7	10.3	(3.1)
Total gain (loss)		$12.6	$10.5	$(122.9)
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated	Location	Year Ended December 31,
		2024	2023	2022
Commodity contracts	Revenue	$(126.2)	$(190.5)	$230.7
	Cost of revenue	21.4	(41.4)	0.6
		(104.8)	(231.9)	231.3
Foreign currency contracts	Revenue	(0.5)	(8.0)	(1.7)
	Other income (expense), net	(2.4)	2.3	3.3
		(2.9)	(5.6)	1.6
Total gains (losses)		$(107.7)	$(237.5)	$232.9
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-related contingent features (in millions):

	As of December 31,
	2024	2023
Net derivative liability positions with credit contingent features	$40.9	$99.1
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$40.9	$99.1

5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes, as discussed in Note 8. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$157.4	$300.8	$9.4	$467.6
Interest rate contract	—	2.9	—	2.9
Foreign currency contracts	—	29.1	—	29.1
Cash surrender value of life insurance	—	20.0	—	20.0
Total assets at fair value	$157.4	$352.8	$9.4	$519.6

Liabilities:
Commodities contracts	$165.9	$209.1	$3.7	$378.7
Foreign currency contracts	—	22.9	—	22.9
Total liabilities at fair value	$165.9	$232.0	$3.7	$401.6

	Fair Value Measurements as of December 31, 2023
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$220.0	$560.2	$11.6	$791.8
Interest rate contract	—	14.8	—	14.8
Foreign currency contracts	—	34.1	—	34.1
Cash surrender value of life insurance	—	16.5	—	16.5
Total assets at fair value	$220.0	$625.6	$11.6	$857.3

Liabilities:
Commodities contracts	$322.1	$345.3	$1.8	$669.1
Foreign currency contracts	—	28.7	—	28.7
Total liabilities at fair value	$322.1	$373.9	$1.8	$697.8
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$467.6	$253.2	$214.4	$0.1	$—	$214.3
Interest rate contract	2.9	—	2.9	—	—	2.9
Foreign currency contracts	29.1	20.7	8.5	—	—	8.5
Total assets at fair value	$499.6	$273.9	$225.8	$0.1	$—	$225.6

Liabilities:
Commodities contracts	$378.7	$253.2	$125.5	$12.1	$—	$113.4
Foreign currency contracts	22.9	20.7	2.3	—	—	2.3
Total liabilities at fair value	$401.6	$273.9	$127.8	$12.1	$—	$115.6

	Fair Value as of December 31, 2023
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$791.8	$399.0	$392.8	$45.2	$—	$347.7
Interest rate contract	14.8	—	14.8	—	—	14.8
Foreign currency contracts	34.1	19.1	15.0	—	—	15.0
Total assets at fair value	$840.7	$418.0	$422.7	$45.2	$—	$377.5

Liabilities:
Commodities contracts	$669.1	$399.0	$270.1	$100.5	$—	$169.7
Foreign currency contracts	28.7	19.1	9.6	—	—	9.6
Total liabilities at fair value	$697.8	$418.0	$279.7	$100.5	$—	$179.2
At December 31, 2024 and 2023, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right to offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2024, two of our counterparties with a total exposure of $36.2 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $6.7 million.
Nonrecurring Fair Value Measurements
During the fourth quarter of 2023, we identified an other-than-temporary impairment indicator with respect to an equity method investment in a non-core business due to the inability of the investee to sustain an earning capacity at its pre-pandemic levels. At that time, the investment was written down to its fair value of $19.1 million (15.0 million GBP) as of December 31, 2023, resulting in the recognition of an impairment loss of $14.1 million during the three months ended December 31, 2023. During the fourth quarter of 2024, we identified an impairment indicator with respect to the same investment, as the investee continues to incur operating losses and has been unable to achieve expected results. The fair value of the investment was determined to be nominal and as a result the full carrying amount of the investment was impaired. An impairment loss of $18.2 million was recognized during the three months ended December 31, 2024. The impairment losses recognized during 2024 and 2023 are recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our corporate segment. The fair value of the investment was measured in each period using a combination of an income approach based on estimated future cash flows available to us as of the measurement dates and a market approach using a selection of global companies comparable with the operations of the investee to derive market-based multiples. Due to the significance of unobservable inputs, the measurements are categorized as Level 3.
During the fourth quarter of 2023, we also identified an impairment indicator with respect to one of our investee's, accounted for as a cost method investment, which we were notified is not able to raise capital and therefore intends to restructure its operations. As a result, the fair value of the investment was determined to be nominal and the investment was fully impaired. An impairment loss of $5.0 million was recognized during the three months ended December 31, 2023 and is recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our corporate segment. Due to the significance of unobservable inputs, the measurement is categorized as Level 3.
In addition, during the fourth quarter of 2023, we identified an impairment indicator with respect to an asset group within the land segment. We determined that the carrying amount was not recoverable and recognized an asset impairment charge of $2.2 million during the year ended December 31, 2023. The impairment is recorded within Asset impairments on the Consolidated Statements of Income and Comprehensive Income and reported in our land segment. The fair value of the asset group was measured using an income approach based on estimated future cash flows as of the measurement date. Due to the significance of unobservable inputs, the measurements are categorized as Level 3.
6. Goodwill and Identifiable Intangible Assets
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2022	$397.6	$835.3	$1,233.0
2023 acquisitions (1)	—	3.0	3.1
Adjustment for sale of business	—	(4.0)	(4.0)
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.6	5.3	5.9
As of December 31, 2023	398.3	839.7	1,238.0
2024 acquisitions (1)	17.5	—	17.5
Adjustment for sale of business (2)	(59.5)	(8.7)	(68.2)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.9)	(3.8)	(5.6)
As of December 31, 2024	$354.4	$827.3	$1,181.7
(1)During the years ended December 31, 2024 and 2023, we completed acquisitions that did not have a material impact on our Consolidated Financial Statements.
(2)See Note 3. Acquisitions and Divestitures for additional information.

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$504.1	$339.8	$164.3	$512.4	$322.6	$189.8
Supplier agreements	69.0	35.4	33.6	69.0	30.2	38.8
Others	43.5	25.1	18.4	55.2	34.6	20.6
Total intangible assets subject to amortization	616.6	400.3	216.3	636.5	387.4	249.2
Intangible assets not subject to amortization:
Trademark / trade name rights	44.9	—	44.9	50.5	—	50.5
Total intangible assets	$661.5	$400.3	$261.2	$687.1	$387.4	$299.7
(1)Includes the impact of foreign exchange.
Intangible amortization expense for 2024, 2023 and 2022 was $34.1 million, $36.2 million and $43.4 million, respectively.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2025	$32.8
2026	28.3
2027	23.8
2028	21.4
2029	21.1
Thereafter	88.9
Total	$216.3
7. Supplier Finance Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
The rollforward of our outstanding obligations confirmed under our supplier finance programs, included in Accounts payable within our Consolidated Balance Sheets, is as follows (in millions):

2024
Confirmed obligations outstanding as of January 1,	$198.8
Obligations confirmed during the period	1,213.1
Confirmed invoices paid during the period	(1,243.1)
Confirmed obligations outstanding as of December 31,	$168.8

8. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	As of December 31,
	2024	2023
Credit Facility	$—	$—
Term Loan	455.3	476.4
Convertible Notes (1)	340.9	338.5
Finance leases (2)	29.9	15.7
Other (3)	54.7	57.3
Total debt	880.8	887.9
Less: Current maturities of long-term debt and finance leases	84.0	78.8
Long-term debt	$796.8	$809.1
(1)As of December 31, 2024 and 2023 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $9.1 million and $11.5 million, respectively. The fair value of the Convertible Notes was estimated to be approximately $395.7 million and $354.1 million as of December 31, 2024 and 2023, respectively, using the Level 2 observable input of quoted market prices in an inactive market.
(2)See Note 14. Leases for additional information.
(3)Includes secured borrowings for the transfer of tax receivables of $50.3 million (EUR 48.5 million) and $53.6 million (EUR 48.5 million) as of December 31, 2024 and 2023, respectively.
Annual Maturities
As of December 31, 2024, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2025	$81.5
2026	38.6
2027	406.5
2028	350.9
2029	1.5
Thereafter	1.7
Total	$880.8
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
The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including quarterly cash dividends in excess of $0.14 per share, subject to an elective deferral provision that permits us to defer adjustments until they would cumulatively result in an aggregate change of at least 1% to the conversion rate. The conversion rate will not be adjusted for accrued and unpaid interest. Our Board of Directors has declared quarterly dividends of $0.17 per share since the first quarter of 2024, and we are currently electing to defer the adjustments otherwise required by the payment of these dividends until such time as the deferred adjustments would result in an aggregate change of at least 1% to the conversion rate or we are otherwise required to make such an adjustment. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. The strike price of the convertible note hedges has since been adjusted to $28.31 per share as a result of the payment of dividends on our common stock in excess of $0.14 per share. Separately, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. The strike price of the warrants has since been adjusted to $39.96 per share as a result of the payment of dividends on our common stock in excess of $0.14 per share. The net cost of $30.5 million was recorded as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity.
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
As of December 31, 2024 and 2023, we had issued letters of credit under the Credit Facility totaling $17.9 million and $138.1 million, respectively. As of December 31, 2024 and 2023, the unused portion of our Credit Facility was $1.5 billion and $1.4 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loan related to base rate loans or Eurodollar rate loans bear floating interest rates plus applicable margins. As of December 31, 2024, the applicable margins for base rate loans and Eurodollar rate loans were 0.875% and 1.875%, respectively.

Our Credit Agreement contains certain financial and other covenants with which we are required to comply. As of December 31, 2024, we were in compliance with all financial covenants contained in our Credit Agreement.
Other Credit Lines
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2024 and 2023, our outstanding letters of credit and bank guarantees under these credit lines totaled $360.1 million and $437.1 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our interest income (expense), and other financing costs, net (in millions):

	Year Ended December 31,
	2024	2023	2022
Interest income	$13.8	$7.8	$6.8
Interest expense and other financing costs	(116.0)	(135.5)	(117.4)
Interest expense and other financing costs, net	$(102.2)	$(127.7)	$(110.6)
The weighted average interest rate on our short-term debt, excluding secured borrowings, was 6.7% and 6.9% as of December 31, 2024 and 2023, respectively.
During the years ended December 31, 2024 and 2023, we recognized interest expense of $13.6 million and $7.2 million associated with our Convertible Notes, which consisted of $11.2 million and $6.0 million, respectively, related to the 3.250% coupon rate and $2.4 million and $1.2 million, respectively, from the amortization of debt issuance costs.
9. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2024	2023	Useful Lives
Land	$81.4	$81.9	Indefinite
Buildings and leasehold improvements	110.2	108.4	3 - 40 years
Office equipment, furniture and fixtures	20.9	14.1	3 - 9 years
Computer equipment and software costs	301.4	329.2	3 - 9 years
Machinery, equipment and vehicles (1)	475.1	433.4	3 - 40 years
Total property and equipment	989.1	966.9
Less: Accumulated depreciation and amortization (1)	475.8	451.6
Total property and equipment, net	$513.3	$515.3
(1)Includes right of use assets associated with finance leases. See Note 14. Leases for additional information.
For 2024, 2023 and 2022, we recorded depreciation expense of $72.3 million, $68.3 million and $64.4 million, respectively.

The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs, included in property and equipment are as follows (in millions):

	As of December 31,
	2024	2023
Computer software costs	$260.8	$289.2
Less: Accumulated amortization	171.7	175.0
Computer software costs, net	$89.1	$114.2
Included in capitalized computer software costs are costs incurred in connection with software development in progress of $0.1 million and $0.9 million as of December 31, 2024 and 2023, respectively. For 2024, 2023 and 2022, we recorded amortization expense related to computer software costs of $23.2 million, $25.4 million and $21.0 million, respectively.
10. Revenue from Contracts with Customers
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Our contracts with customers, which are primarily master sales agreements in combination with different types of nominations or standalone agreements, generally require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. As our contracts go through a formal credit approval process, we only enter into contracts when we determine the amount we expect to be entitled to is probable of collection. Our billing and payment terms generally include monthly invoicing with average payment terms of one to three months.
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

Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Aviation	$1,106.8	$1,151.9	$1,200.9
Land	113.5	153.9	9.9
Marine	4,181.0	4,235.6	5,851.6
Asia Pacific	5,401.3	5,541.5	7,062.4

Aviation	4,641.7	4,320.6	4,481.0
Land	2,798.2	3,224.8	4,141.1
Marine	2,213.6	2,475.9	3,739.7
EMEA	9,653.5	10,021.2	12,361.8

Aviation	3,785.7	4,167.4	4,703.5
Land	918.1	1,010.4	907.1
Marine	771.7	806.0	1,099.7
LATAM	5,475.5	5,983.8	6,710.3

Aviation	10,913.1	13,625.0	16,689.0
Land	9,108.6	10,993.5	14,028.8
Marine	1,720.9	1,728.7	2,263.7
North America	21,742.5	26,347.3	32,981.6

Other revenues (excluded from ASC 606) (1)	(104.7)	(183.2)	(72.9)

Total revenue	$42,168.0	$47,710.6	$59,043.1
(1)Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets, and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. Furthermore, as of December 31, 2024 and 2023, the contract assets and contracts liabilities recognized by the Company were not material.
Other Contract Balances
Outside of contract assets and liabilities recognized by the Company, as of December 31, 2024, we had consideration paid to our customers of $55.1 million and $371.4 million classified as current and non-current assets, respectively. As of December 31, 2023, the current and non-current portion were $41.3 million and $286.3 million, respectively. As of December 31, 2024, we had consideration received from our vendors of $25.8 million and $207.6 million classified as current and non-current liabilities, respectively. As of December 31, 2023, the current and non-current portion were $16.4 million and $142.2 million. Consideration paid to a customer is presented within Other current assets and Other non-current assets in our Consolidated Balance Sheets. Consideration received from our vendors is presented within Accrued expenses and other current liabilities and Other long-term liabilities in our Consolidated Balance Sheets.

11. Income Taxes
Income Tax Provision (Benefit)
U.S. and foreign income before income taxes consist of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
United States	$(20.5)	$(34.8)	$(90.3)
Foreign	116.1	101.5	235.4
Income (loss) before income taxes	$95.5	$66.7	$145.1
Our total income tax provision (benefit) related to income before income taxes consists of the following components (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
U.S. federal statutory tax	$8.4	$8.9	$4.2
State	1.8	2.4	2.2
Foreign	40.1	23.4	42.9
Current income tax expense (benefit)	50.2	34.8	49.2
Deferred:
U.S. federal statutory tax	(3.3)	(12.7)	(4.6)
State	(1.3)	(1.1)	0.6
Foreign	(10.6)	(16.9)	(14.5)
Deferred income tax expense (benefit)	(15.3)	(30.7)	(18.5)
Non-current tax expense (income) (1)	(7.4)	8.9	(1.5)
Total provision for income taxes	$27.6	$13.0	$29.2
(1)Non-current tax expense (income) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.

Income Tax Rate Reconciliation
A reconciliation of the tax provision calculated using the U.S. federal statutory income tax rate to our tax provision is as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Tax provision based on U.S. federal statutory tax rate	$20.1	$14.0	$30.5
Foreign rates varying from federal statutory tax rate	(0.2)	(1.5)	(5.4)
State income taxes, net of U.S. federal income tax benefit	2.2	7.5	0.7
U.S. taxes on foreign earnings and other tax reform impacts	10.3	9.4	29.7
Uncertain tax positions	(7.4)	8.9	(1.5)
Statutory adjustments, including foreign currency and tax rate changes	4.9	(9.2)	(3.8)
Non-taxable interest income & non-deductible interest expense	0.5	(3.3)	2.1
Valuation allowances	4.0	(10.9)	(13.3)
Non-deductible officer compensation	1.2	1.8	1.0
Withholding tax	10.0	8.0	7.8
Foreign tax credit	(18.6)	(13.2)	(25.0)
Sale of Avinode business	12.4	—	—
Sale of Brazil business	(6.0)	—	—
Worthless stock deduction	(6.2)	—	—
Other	0.6	1.5	6.6
Total provision for income taxes	$27.6	$13.0	$29.2
For the year ended December 31, 2024, our income tax provision was $27.6 million and our effective income tax rate was 28.9%. Our income tax provision for the year ended December 31, 2024 includes a net discrete income tax expense of $3.2 million, of which a net tax expense of $12.4 million relates to the tax on gain from the Avinode sale and a net tax expense of $3.0 million relates to worldwide return-to-provision adjustments, partially offset by a net tax benefit of $8.4 million related to remeasurement of uncertain tax positions as well as a net tax benefit of $4.4 million related to the tax loss from the Brazil sale.
For the year ended December 31, 2023, our income tax provision was $13.0 million and our effective income tax rate was 19.5%. Our income tax provision for the year ended December 31, 2023 included a net discrete income tax benefit of $5.4 million, of which a benefit of $7.5 million related to the reversal of valuation allowances previously recorded against the deferred tax assets of certain foreign subsidiaries and states and a benefit of $4.8 million related to return-to-provision adjustments, partially offset by a net expense of $6.9 million related to the remeasurement of uncertain tax positions and other worldwide tax adjustments.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2024, $1.1 billion of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $234.2 million in foreign withholding tax. We also have $817.9 million of accumulated foreign earnings that are actually or deemed repatriated, for which we have estimated the associated foreign withholding and state income tax effects to be $10.1 million for the year ended December 31, 2024.

Deferred Tax Assets and Liabilities
The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2024	2023
Gross Deferred Tax Assets:
Bad debt reserve and accrued expenses	$10.1	$15.8
Net operating loss	62.5	69.1
Accrued and other share-based compensation	22.7	26.0
U.S. foreign income tax credits	29.3	15.8
Interest expense limitations	75.2	45.8
Other	9.0	7.1
Total gross deferred tax assets	208.9	179.6
Less: Valuation allowance (1)	16.8	15.2
Gross deferred tax assets, net of valuation allowance	192.0	164.5
Gross Deferred Tax Liabilities:
Depreciation	(33.6)	(32.2)
Goodwill and intangible assets	(108.1)	(84.4)
Unrealized foreign exchange, derivatives, and cash flow hedges	(1.8)	(6.7)
Deferred tax costs on foreign unrepatriated earnings	(10.1)	(12.0)
Other	(5.2)	(4.9)
Total gross deferred tax liabilities	(158.8)	(140.3)
Net deferred tax liability	$—	$—
Net deferred tax asset	$33.2	$24.2
Reported on the Consolidated Balance Sheets as:
Other non-current assets for deferred tax assets, non-current	$78.8	$83.4
Other long-term liabilities, net for deferred tax liabilities, non-current	$45.6	$59.2
(1)During the year ended December 31, 2024, we recognized additional valuation allowances of $4.0 million relating primarily to the establishment of a valuation allowance on foreign branch tax credits and the 2024 results of certain of our worldwide entities. We also released valuation allowances totaling $2.3 million primarily as a result of divesting our Brazil entities.
As of December 31, 2024 and 2023, we had gross net operating losses ("NOLs") of approximately $417.6 million and $451.2 million, respectively. The NOLs as of December 31, 2024 originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $62.5 million reflecting the benefit of the NOL carryforward as of December 31, 2024. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US States	2026-2044	$9.3
US States	Indefinite	5.3
Foreign	2025-2044	8.7
Foreign	Indefinite	39.3
Total		$62.5
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2024, a valuation allowance of $16.8 million exists on the deferred tax assets that are not expected to be realized, $7.3 million of which relates to the deferred tax asset for NOLs. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.

Singapore Tax Concession
We have operated under a special income tax concession in Singapore since 2008, which is subject to renewal. Our current five-year income tax concession period began January 1, 2023. It remains conditional upon our meeting certain employment and investment thresholds which, if not met in accordance with our agreement, may eliminate the benefit beginning with the first year in which the conditions are not satisfied. The income tax concession reduces the income tax rate on qualified sales and derivative gains and losses.
The decrease to our foreign income taxes from the Singapore tax concession was as follows (in millions, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Singapore tax concession impact on foreign income tax	$(2.5)	$(2.1)	$(3.3)
Impact on basic earnings per share	$(0.04)	$(0.03)	$(0.05)
Impact on diluted earnings per share	$(0.04)	$(0.03)	$(0.05)
Income Tax Contingencies
We record gross assets and liabilities for unrecognized income tax benefits ("Unrecognized Tax Assets" and "Unrecognized Tax Liabilities", respectively) in our Consolidated Balance Sheets.
During the year ended December 31, 2024, we recorded a net decrease of Unrecognized Tax Liabilities of $11.2 million and a net decrease to Unrecognized Tax Assets of $3.8 million. In addition, during the year ended December 31, 2024, we recorded a decrease of $3.7 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2024, our Unrecognized Tax Liabilities, including penalties and interest, were $90.8 million and our Unrecognized Tax Assets were $17.2 million.
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
The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	2024	2023	2022
Gross Unrecognized Tax Liabilities – opening balance	$73.1	$68.1	$75.1
Gross increases – tax positions in prior period	1.5	7.7	2.2
Gross decreases – tax positions in prior period	(8.8)	(0.4)	(8.0)
Gross increases – tax positions in current period	2.2	1.4	2.0
Settlements	(3.0)	(0.5)	(1.6)
Payments	—	—	1.6
Lapse of statute of limitations	(3.1)	(3.2)	(3.3)
Gross Unrecognized Tax Liabilities – ending balance	$61.8	$73.1	$68.1
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $17.2 million, as of December 31, 2024, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $44.6 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with ASC 740. This would have the impact of reducing our 2024 effective income tax rate by 46.7%. As of December 31, 2024, it is reasonably possible that approximately $6.4 million of our unrecognized income tax liabilities may decrease within the next twelve months primarily due to the expiration of statutes of limitations and resolution of various tax matters.
We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded income of $1.3 million, expense of $5.1 million and expense of $2.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. For penalties, we recorded income of $3.1 million, expense of $2.8 million, and expense of $0.3 million during the years ended December 31, 2024, 2023, and 2022, respectively. As of December 31, 2024 and 2023, we had recognized liabilities of $24.5 million and $25.9 million for interest and $4.4 million and $7.5 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through December 31, 2024, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, and proposed tax assessments for the 2015 through 2021 tax years of approximately $132.1 million (DKK 951.5 million), excluding interest, which could be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013-2021	2020-2024
United States	None	2020-2024
United Kingdom	None	2020-2024
Singapore	None	2021-2024
Other non-U.S.	None	2014-2024
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
The Company has completed its assessment and identified potential exposure to Pillar Two income taxes on profits earned in jurisdictions where the effective tax rate is lower than 15%. The estimated Pillar Two taxes do not have a material impact on the estimated annual effective tax rate for 2024 or the income tax provision for the year ended December 31, 2024.
12. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance, and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $65.8 million and $71.9 million as of December 31, 2024 and 2023, respectively.
Sales and Purchase Commitments
As of December 31, 2024, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $865.7 million and $369.4 million, respectively, with delivery dates from 2025 through 2033. Additionally, we have a fixed purchase contract that extends through 2026, under which we have agreed to purchase annually approximately 2.0 million barrels of aviation fuel at future market prices.
Deferred Compensation Plans
We maintain a 401(k) defined contribution plan which covers all U.S. employees who meet minimum requirements and elect to participate. We make a matching contribution of 50% for each 1% of the participants' contributions up to a maximum of 6% of the participants' contributions, subject to applicable IRS limits. Annual Company contributions are made at our sole discretion, as approved by the Compensation Committee of the Board of Directors (the "Compensation Committee"). Additionally, certain of our foreign subsidiaries have defined contribution plans, which allow for voluntary contributions by the employees. In some cases, we make employer contributions on behalf of the employees. The expenses for our contributions under these plans were not material during each of the years presented on the Consolidated Statements of Income and Comprehensive Income.
We offer a non-qualified deferred compensation ("NQDC") plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $17.9 million and $14.9 million as of December 31, 2024 and 2023, respectively, which was principally included in Other long-term liabilities within our Consolidated Balance Sheets.
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
We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. As of December 31, 2024 and 2023, accrued liabilities for remediation reserves were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
Tax Matters
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $23.3 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
As described above in Note 3. Acquisitions and Divestitures, in December 2024, we completed the sale of the Brazil disposal group. The Brazil disposal group was involved in several tax disputes with federal, state and municipal tax authorities in Brazil, including previously disclosed disputes relating primarily to a VAT tax known as ICMS. Following the Brazil sale, we no longer own the entities involved with the previously disclosed Brazil disposal group matters.
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
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. As of December 31, 2024, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.
13. Shareholders' Equity
Cash Dividends
During the years ended December 31, 2024, 2023 and 2022, the Company's Board of Directors declared aggregate cash dividends of $0.68, $0.56, and 0.52 per common share, representing $39.8 million, $33.8 million, and $32.2 million in total dividends, respectively. Cash dividends declared, but not yet paid, were $9.7 million, $8.4 million and $8.6 million as of December 31, 2024, 2023 and 2022, respectively.
The payments associated with the above referenced cash dividends were in compliance with restrictions regarding the maximum amount of cash dividends allowed to be paid under our Credit Agreement.
Stock Repurchases
During the second quarter of 2023, we used a portion of the proceeds from the issuance of Convertible Notes to repurchase approximately 2.2 million shares of common stock from purchasers of the Convertible Notes for an aggregate purchase price of approximately $50.0 million. See Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information regarding the issuance of Convertible Notes.
Repurchase Programs
In March 2020, the Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases. In September 2024, the Board approved an additional stock repurchase program authorizing $200.0 million in common stock repurchases. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of December 31, 2024, approximately $237.0 million remains available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.
During the years ended December 31, 2024, 2023, and 2022, we repurchased 3.6 million, 0.5 million, and 2.0 million shares of common stock under our repurchase authorizations for an aggregate value of $100.0 million, $10.1 million, and $48.7 million, respectively.
Share-Based Payment Plans
Plan Summary and Description
In May 2021, our shareholders approved the 2021 Omnibus Plan (the "2021 Plan"), which is administered by the Compensation Committee. The purpose of the 2021 Plan is to (i) attract and retain persons eligible to participate in the 2021 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on the value of our common stock. The goal is to promote the long-term financial interest of World Kinect and its subsidiaries, including the growth in value of our equity and enhancement of long-term shareholder return. The persons eligible to receive awards under the 2021 Plan are our employees, officers, and members of the Board of Directors, or any consultant or other person who performs services for us.
The provisions of the 2021 Plan authorize the grant of stock options which can be "qualified" or "nonqualified" under the Internal Revenue Code of 1986, as amended, restricted stock, RSUs, SSAR Awards, performance shares and performance units and other share-based awards. The 2021 Plan will remain in effect for as long as any awards granted under it remain outstanding. No awards may be granted under the 2021 Plan after May 2031. The term and vesting period of awards granted under the 2021 Plan are established on a per grant basis, but options and SSAR Awards may not remain exercisable after the seven-year anniversary of the date of grant.
Under the 2021 Plan, 2.9 million shares of common stock were authorized for issuance in addition to any shares of common stock with respect to awards that were granted under the prior plans (2020, 2016, and 2006) but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after May 2021. As of December 31, 2024, approximately 2.8 million shares of common stock were subject to outstanding awards under the 2021, 2016, and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2024 and the remaining shares of common stock available for future issuance (in millions):

Plan name	RSUs	SSAR Awards	Remaining Shares of Common Stock Available for Future Issuance
2021 Plan (1)	2.6	—	1.5
2016 Plan (2)	—	0.1	—
2006 Plan (3)	0.1	—	—
(1)As of December 31, 2024, unvested RSUs will vest between February 2025 and May 2028.
(2)As of December 31, 2024, the outstanding SSAR Awards will expire in March 2025.
(3)RSUs granted to non‑employee directors under the 2006 Plan prior to 2011 remain outstanding until the date the non‑employee director ceases, for any reason, to be a member of the Board of Directors.

RSU Awards
RSUs may contain one or more service, performance, or market-based vesting conditions. The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

	RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2021	1.7	$27.30	$46.3	1.2
Granted (1)	2.1	25.86
Vested (2)	(0.6)	27.27
Forfeited	(0.3)	25.97
As of December 31, 2022	3.0	26.41	81.4	1.6
Granted	1.3	23.48
Vested (2)	(0.8)	25.16
Forfeited	(0.5)	23.24
As of December 31, 2023	3.0	25.99	67.9	1.5
Granted	0.8	25.46
Vested (2)	(0.8)	25.41
Forfeited	(0.4)	27.36
As of December 31, 2024	2.7	$25.80	$73.1	1.9
(1)    Awards granted during the year ended December 31, 2022 included 0.5 million special performance-based equity awards, pursuant to which vesting is tied to the Company's total shareholder return over the three-year performance period. The awards were valued using a Monte Carlo simulation. The weighted average grant date fair value of the awards was $33.45 and the assumptions used to determine such fair value were as follows: simulation term of 3 years, volatility of 52.2%, and risk-free interest rate of 4.1%.
(2)    The aggregate intrinsic value of RSUs vested during the years ended December 31, 2024, 2023 and 2022 was $19.4 million, $18.2 million and $14.8 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2021	1.3	$28.78	$0.6	1.9	0.4	$29.18	$0.2	1.0
Expired	(0.1)	36.25
Forfeited	(0.6)	29.58
As of December 31, 2022	0.5	26.35	0.8	0.9	0.4	27.43	0.3	0.5
Exercised (1)	(0.2)	26.40
As of December 31, 2023	0.3	26.09	—	0.8	0.3	26.09	—	0.8
Expired	(0.1)	29.68
As of December 31, 2024	0.1	$23.39	$0.6	0.2	0.1	$23.39	$0.6	0.2
(1)The aggregate intrinsic value of SSAR Awards exercised was $0.8 million for the year ended December 31, 2023.

Unrecognized Compensation Cost
As of December 31, 2024, there was $41.2 million of total unrecognized compensation cost related to unvested share-based payment awards, which is expected to be recognized as compensation expense over a weighted average period of 1.1 years.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2022	$(179.5)	$18.9	$(160.6)
Other comprehensive income (loss) before reclassifications	19.9	2.4	22.2
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(10.5)	(10.5)
Balance as of December 31, 2023	(159.6)	10.8	(148.9)
Other comprehensive income (loss) before reclassifications (1)	(29.6)	3.1	(26.5)
Amounts reclassified from Accumulated other comprehensive income (loss) (2)	97.0	(12.6)	84.4
Balance as of December 31, 2024	$(92.2)	$1.2	$(91.0)
(1)The foreign currency translation adjustment loss for the year ended December 31, 2024 was due primarily to the effect of a stronger U.S. dollar compared to most foreign currencies, including the British Pound.
(2)During the year ended December 31, 2024, cumulative translation losses were reclassified from Other comprehensive income (loss) into net income. See Note 3. Acquisitions and Divestitures for additional information.
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
We recognized the following total lease cost related to our lease arrangements (in millions):

	Year Ended December 31,
	2024	2023	2022
Finance lease cost:
Amortization of right-of-use assets	$10.4	$4.0	$4.2
Interest on lease liabilities	2.3	0.7	0.6
Operating lease cost	46.3	44.8	47.6
Short-term lease cost	27.9	27.1	22.6
Variable lease cost	8.3	8.6	6.9
Sublease income	(14.9)	(14.5)	(12.1)
Total lease cost	$80.4	$70.6	$69.9

As of December 31, 2024, our remaining lease payments were as follows (in millions):

	Operating Leases	Finance Leases
2025	$39.9	$9.1
2026	31.3	8.8
2027	26.3	7.1
2028	24.0	4.7
2029	21.9	2.5
Thereafter	79.6	2.1
Total remaining lease payments (undiscounted)	223.1	34.3
Less: imputed interest	46.9	4.3
Present value of lease liabilities	$176.2	$30.0
Supplemental balance sheet information related to leases (in millions):

		December 31,
	Classification	2024	2023
Assets:
Operating lease assets	Other non-current assets	$172.5	$180.5
Finance lease assets	Property and equipment, net	$29.4	$15.5

Liabilities:
Operating lease liability - current	Accrued expenses and other current liabilities	$32.1	$32.2
Operating lease liability - long-term	Other long-term liabilities	$144.1	$157.9
Finance lease liability - current	Current maturities of long-term debt	$7.6	$3.2
Finance lease liability - long-term	Long-term debt	$22.4	$12.4
Other information related to leases:

	December 31,
	2024	2023
Weighted average remaining lease term of finance leases (in years)	4.3	5.0
Weighted average remaining lease term of operating leases (in years)	7.9	8.5
Weighted average discount rate of finance leases	5.4%	4.5%
Weighted average discount rate of operating leases	5.4%	5.5%
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$2.3	$0.7
Operating cash flows from operating leases	$47.5	$46.2
Financing cash flows from finance leases	$10.0	$4.3
Noncash investing and financing lease activities (in millions):
Right of use assets obtained in exchange for new operating lease liability	$23.9	$16.8
Right of use assets obtained in exchange for new finance lease liability	$24.9	$3.7
15. Business Segments, Geographic Information, and Major Customers
Business Segments
We operate in three reportable segments consisting of aviation, land, and marine. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers (businesses and governmental) and the products and services provided to those customers. Our

Chief Executive Officer is the CODM. The CODM uses Income from operations as the primary measure of segment profit. The CODM considers Income from operations when assessing budget to actual variances as part of the annual budgeting and forecasting process, in order to evaluate performance and make decisions about the allocation of capital and other resources to each segment.
In our aviation segment, we provide global aviation fuel supply and comprehensive service solutions to major commercial, international, and regional airlines, cargo carriers, airports, fixed-based operators, corporate fleets, and charter and fractional operators. We also supply fuel and provide services to U.S. and foreign government and military customers.
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
Within each of our segments, we may enter into derivative contracts to mitigate the risk of market price fluctuations and also to offer our customers fuel pricing alternatives to meet their needs. Certain corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.
Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Year Ended December 31, 2024
	Aviation	Land	Marine	Total
Revenue	$20,469.1	$12,811.7	$8,887.2	$42,168.0
Segment expenses:
Cost of revenue	(19,983.6)	(12,427.2)	(8,730.8)	(41,141.6)
Compensation and related costs	(114.0)	(175.6)	(32.7)	(322.3)
Incentive compensation	(26.0)	(17.9)	(12.6)	(56.6)
Corporate allocations (1)	(37.2)	(17.1)	(22.1)	(76.4)
Depreciation and amortization	(16.2)	(37.8)	(1.1)	(55.1)
Provision for credit losses	(2.5)	(10.2)	0.7	(12.1)
Asset impairments	(0.1)	(6.9)	—	(7.0)
Restructuring charges	(0.1)	(3.2)	(3.3)	(6.6)
Other segment expenses (2)	(49.0)	(74.6)	(20.4)	(144.0)
Operating income - segment profit (loss)	240.4	41.1	64.8	346.3
Unallocated corporate expenses (3)				(135.7)
Interest expense and other financing costs, net				(102.2)
Other income (expense), net				(12.9)
Income (loss) before income taxes				$95.5

	For the Year Ended December 31, 2023
	Aviation	Land	Marine	Total
Revenue	$23,275.1	$15,189.9	$9,245.6	$47,710.6
Segment expenses:
Cost of revenue	(22,789.3)	(14,790.1)	(9,073.0)	(46,652.4)
Compensation and related costs	(124.7)	(176.4)	(33.1)	(334.2)
Incentive compensation	(31.5)	(29.3)	(13.2)	(74.1)
Corporate allocations (1)	(40.0)	(19.9)	(23.8)	(83.7)
Depreciation and amortization	(19.9)	(38.3)	(1.2)	(59.3)
Provision for credit losses	(2.7)	(2.2)	0.1	(4.8)
Asset impairments	(0.8)	(12.8)	—	(13.7)
Restructuring charges	(1.5)	(4.0)	—	(5.5)
Other segment expenses (2)	(55.9)	(76.8)	(19.1)	(151.8)
Operating income - segment profit (loss)	208.8	40.1	82.3	331.2
Unallocated corporate expenses (3)				(133.2)
Interest expense and other financing costs, net				(127.7)
Other income (expense), net				(3.6)
Income (loss) before income taxes				$66.7

	For the Year Ended December 31, 2022
	Aviation	Land	Marine	Total
Revenue	$26,799.9	$19,283.7	$12,959.6	$59,043.1
Segment expenses:
Cost of revenue	(26,442.7)	(18,807.8)	(12,703.6)	(57,954.1)
Compensation and related costs	(114.7)	(172.9)	(33.1)	(320.7)
Incentive compensation	(28.8)	(33.7)	(21.9)	(84.5)
Corporate allocations (1)	(36.1)	(21.6)	(22.9)	(80.5)
Depreciation and amortization	(21.5)	(42.3)	(1.4)	(65.2)
Provision for credit losses	(2.7)	(3.9)	(1.0)	(7.6)
Asset impairments	—	(0.6)	—	(0.6)
Restructuring charges	0.8	—	—	0.8
Other segment expenses (2)	(54.7)	(75.3)	(20.2)	(150.3)
Operating income - segment profit (loss)	99.5	125.6	155.5	380.6
Unallocated corporate expenses (3)				(107.4)
Interest expense and other financing costs, net				(110.6)
Other income (expense), net				(17.5)
Income (loss) before income taxes				$145.1
(1)Includes allocations of compensation costs and general and administrative expenses.
(2)Other segment expenses include professional fees, office expenses and general insurance, technology related expenses, travel and entertainment, and other general and administrative expenses.
(3)Unallocated corporate expenses include corporate compensation costs and general and administrative expenses which are not allocated to the operating segments, as well as certain asset impairment charges related to equity investments at non-core businesses.

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Year Ended December 31, 2024
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$28.1	$67.0	$3.6	$98.7	$7.7	$106.4
Capital expenditures	34.1	21.5	7.4	63.0	5.2	68.2

	For the Year Ended December 31, 2023
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$32.0	$61.3	$3.6	$96.8	$7.7	$104.5
Capital expenditures	25.3	42.5	8.7	76.4	11.1	87.6

	For the Year Ended December 31, 2022
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$32.8	$65.1	$3.3	$101.3	$6.5	$107.8
Capital expenditures	25.9	38.1	4.8	68.7	9.9	78.6
(1)Total depreciation and amortization as presented includes charges classified within cost of sales and operating expenses in our Consolidated Statements of Income and Comprehensive Income.
Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2024	2023
Accounts receivable, net:
Aviation segment	$1,166.2	$1,285.7
Land segment	651.1	767.4
Marine segment	615.3	682.4
Total accounts receivable, net	$2,432.6	$2,735.5
Total assets:
Aviation segment	$2,548.2	$2,767.4
Land segment	2,970.6	3,323.4
Marine segment	929.6	992.8
Total reportable segment assets	6,448.5	7,083.5
Corporate and other	283.3	291.8
Total assets	$6,731.8	$7,375.3

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2024	2023	2022
Revenue:
United States	$20,905.1	$25,403.7	$32,901.7
EMEA (1)	9,672.9	10,003.2	12,396.1
Asia Pacific (2)	5,366.0	5,430.7	7,076.6
Americas, excluding United States	6,224.0	6,873.0	6,668.6
Total (3)	$42,168.0	$47,710.6	$59,043.1

	As of December 31,
	2024	2023
Property and equipment, net:
United States	$325.2	$324.8
EMEA	141.4	147.7
Asia Pacific	10.3	10.1
Americas, excluding United States	36.4	32.7
Total	$513.3	$515.3
(1)Includes revenue related to the U.K. of $4.8 billion, $5.3 billion and $6.7 billion for 2024, 2023 and 2022, respectively.
(2)Includes revenue related to Singapore of $5.3 billion, $5.3 billion and $7.2 billion for 2024, 2023 and 2022, respectively.
(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 10. Revenue from Contracts with Customers.
Major Customers
For the years ended December 31, 2024, 2023, and 2022, none of our customers accounted for more than 10% of total consolidated revenue.
16. Restructuring and Exit Activities
2024 Exit Activities
During the fourth quarter of 2024, we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our subsidiaries in Brazil. As a result of the actions taken in 2024, during the three months ended December 31, 2024, we recognized asset impairment charges of $3.1 million, wrote off accounts receivable totaling $4.4 million, and recognized additional charges for severance and other compensation costs of $1.4 million.
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
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our severance and other compensation cost activities as part of the 2023 Restructuring Plan and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2022	$—	$—	$—	$—	$—
Restructuring and exit activity charges	1.5	3.9	—	1.7	7.2
Paid during the period	(0.4)	(0.3)	—	(0.8)	(1.5)
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
Restructuring and exit activity charges	0.1	3.2	—	0.5	3.8
Paid during the period	(1.3)	(5.1)	—	(1.1)	(7.5)
Accrued charges as of December 31, 2024	$—	$1.7	$—	$0.3	$2.0
17. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2024	2023	2022
Numerator:
Net income (loss) attributable to World Kinect	$67.4	$52.9	$114.1
Denominator:
Weighted average common shares for basic earnings per common share	59.0	61.4	62.3
Effect of dilutive securities	0.5	0.3	0.4
Weighted average common shares for diluted earnings per common share	59.5	61.7	62.7
Basic earnings (loss) per common share	$1.14	$0.86	$1.83
Diluted earnings (loss) per common share	$1.13	$0.86	$1.82
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.1	1.3	1.5
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2025.
WORLD KINECT CORPORATION

/s/ MICHAEL J. KASBAR
Michael J. Kasbar Chairman, President and Chief Executive Officer

/s/ IRA M. BIRNS
Ira M. Birns Executive Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2025.

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