Form 10-Q
period 2025-03-31
WORLD KINECT CORP
filed 2025-04-25
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 56,627,253 shares of common stock, par value $0.01 per share, issued and outstanding as of April 18, 2025.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	March 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$456.4	$382.9
Accounts receivable, net of allowance for credit losses of $23.4 million and $22.5 million as of March 31, 2025 and December 31, 2024, respectively	2,245.8	2,432.6
Inventories	503.7	513.5
Prepaid expenses	71.2	71.4
Short-term derivative assets, net	172.0	176.5
Other current assets	380.8	382.2
Total current assets	3,829.9	3,959.2
Property and equipment, net	480.1	513.3
Goodwill	1,186.3	1,181.7
Identifiable intangible assets, net	248.5	261.2
Other non-current assets	844.3	816.4
Total assets	$6,589.1	$6,731.8
Liabilities:
Current liabilities:
Current maturities of long-term debt	$86.8	$84.0
Accounts payable	2,529.7	2,726.5
Short-term derivative liabilities, net	108.8	91.5
Accrued expenses and other current liabilities	617.0	535.8
Total current liabilities	3,342.3	3,437.8
Long-term debt	792.3	796.8
Other long-term liabilities	526.3	541.2
Total liabilities	4,660.9	4,775.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 56.6 and 56.7 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	0.6	0.6
Capital in excess of par value	23.1	30.0
Retained earnings	1,978.5	2,009.2
Accumulated other comprehensive income (loss)	(81.0)	(91.0)
Total World Kinect shareholders' equity	1,921.2	1,948.7
Noncontrolling interest	7.0	7.2
Total equity	1,928.3	1,955.9
Total liabilities and equity	$6,589.1	$6,731.8
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$9,452.5	$10,951.4
Cost of revenue	9,222.1	10,697.3
Gross profit	230.4	254.1
Operating expenses:
Compensation and employee benefits	105.1	115.5
General and administrative	72.4	75.1
Asset impairments	44.5	—
Restructuring charges	15.0	0.2
Total operating expenses	237.0	190.8
Income (loss) from operations	(6.6)	63.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(22.9)	(28.9)
Other income (expense), net	1.3	(3.9)
Total non-operating income (expense), net	(21.5)	(32.8)
Income (loss) before income taxes	(28.1)	30.5
Provision for income taxes	(6.8)	3.3
Net income (loss) including noncontrolling interest	(21.3)	27.2
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Net income (loss) attributable to World Kinect	$(21.1)	$27.4
Basic earnings (loss) per common share	$(0.37)	$0.46
Basic weighted average common shares	56.8	59.9
Diluted earnings (loss) per common share	$(0.37)	$0.45
Diluted weighted average common shares	56.8	60.3
Comprehensive income:
Net income (loss) including noncontrolling interest	$(21.3)	$27.2
Other comprehensive income (loss):
Foreign currency translation adjustments	12.6	(11.8)
Cash flow hedges, net of income tax expense (benefit) of ($0.9) and ($0.5) for the three months ended March 31, 2025 and 2024, respectively	(2.6)	(1.0)
Total other comprehensive income (loss)	10.0	(12.9)
Comprehensive income (loss) including noncontrolling interest	(11.3)	14.3
Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Comprehensive income (loss) attributable to World Kinect	$(11.1)	$14.5
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2024	56.7	$0.6	$30.0	$2,009.2	$(91.0)	$1,948.7	$7.2	$1,955.9
Net income (loss)	—	—	—	(21.1)	—	(21.1)	(0.2)	(21.3)
Cash dividends declared	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Amortization of share-based payment awards	—	—	6.8	—	—	6.8	—	6.8
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Purchases of common stock	(0.4)	—	(10.1)	—	—	(10.1)	—	(10.1)
Other comprehensive income (loss)	—	—	—	—	10.0	10.0	—	10.0
Balance as of March 31, 2025	56.6	$0.6	$23.1	$1,978.5	$(81.0)	$1,921.2	$7.0	$1,928.3

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
Net income (loss)	—	—	—	27.4	—	27.4	(0.2)	27.2
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Balance as of March 31, 2024	59.9	$0.6	$114.3	$1,998.8	$(161.7)	$1,952.0	$6.5	$1,958.5
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(21.3)	$27.2
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	1.5	16.7
Depreciation and amortization	25.6	25.3
Noncash operating lease expense	8.6	8.4
Provision for credit losses	2.5	3.0
Share-based payment award compensation costs	6.8	5.9
Deferred income tax expense (benefit)	(32.5)	(25.9)
Unrealized foreign currency (gains) losses, net	4.0	14.4
Asset impairment charges	44.5	—
Other	9.0	6.4
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	204.3	36.1
Inventories	8.9	11.3
Prepaid expenses	0.4	(0.7)
Other current assets	(2.0)	37.0
Cash collateral with counterparties	(5.7)	122.5
Other non-current assets	(29.7)	(28.1)
Change in derivative assets and liabilities, net	1.7	0.3
Accounts payable	(210.0)	(122.6)
Accrued expenses and other current liabilities	88.6	(29.5)
Other long-term liabilities	9.1	2.4
Net cash provided by (used in) operating activities	114.4	110.2
Cash flows from investing activities:
Capital expenditures	(15.2)	(17.5)
Other investing activities, net	9.4	0.6
Net cash provided by (used in) investing activities	(5.8)	(16.9)
Cash flows from financing activities:
Borrowings of debt	811.0	939.0
Repayments of debt	(819.4)	(942.9)
Dividends paid on common stock	(9.7)	(8.4)
Repurchases of common stock	(10.0)	—
Payments of deferred consideration for acquisitions	(0.4)	(50.7)
Other financing activities, net	(4.0)	(1.3)
Net cash provided by (used in) financing activities	(32.4)	(64.3)
Cash and cash equivalents reclassified as assets held for sale	—	(6.2)
Effect of exchange rate changes on cash and cash equivalents	(2.7)	(5.8)
Net increase (decrease) in cash and cash equivalents	73.5	17.1
Cash and cash equivalents, as of the beginning of the period	382.9	304.3
Cash and cash equivalents, as of the end of the period	$456.4	$321.3
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
We are a global energy management company offering fulfillment and related services across the aviation, marine, and land-based transportation sectors. We also supply natural gas and power in the United States and Europe along with a broad suite of other sustainability-related products and services.
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2024 Annual Report on Form 10-K ("2024 10-K Report"). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. In our opinion, all adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2024 10-K Report.
Due to rounding, certain amounts may not add; however, all percentages have been calculated using unrounded amounts.
New Accounting Standards
Accounting Standards Issued but Not Yet Adopted
Income Taxes. Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued in December 2023. ASU 2023-09 amends the guidance in Accounting Standards Codification ("ASC") 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required annual rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented on an annual basis in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. The ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for fiscal years beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Condensed Consolidated Financial Statements and processes and intends to provide the amended disclosures in our Form 10-K for the year ending December 31, 2025.
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
There are no other recently issued accounting standards not yet adopted by us that are expected, upon adoption, to have a material impact on the Company’s Condensed Consolidated Financial Statements or processes.
Securities and Exchange Commission Climate Rules
In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules requiring registrants to provide certain climate-related information in their registration statements and annual reports. In April 2024, the SEC voluntarily stayed the rules pending judicial review. In March 2025, the SEC voted to end its defense of the rules.
Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2024 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2024 10-K Report.
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
We had accounts receivable, net, of $2.2 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $24.4 million and $23.7 million, as of March 31, 2025 and December 31, 2024, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2025 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of March 31, 2025, 95% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Three Months Ended March 31,
	2025	2024
Balance as of January 1,	$23.7	$20.8
Charges to allowance for credit losses	2.5	3.0
Write-off of uncollectible receivables	(1.9)	(2.4)
Recoveries of credit losses	0.1	0.2
Translation adjustments	—	0.1
Balance as of March 31,	$24.4	$21.7
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
During the three months ended March 31, 2025 and 2024, we sold receivables under the RPAs with an aggregate face value of $2.8 billion and $3.0 billion and recognized fees of $8.1 million and $10.2 million, respectively.
3. Acquisitions and Divestitures
2025 Divestitures
On April 9, 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business, ("the Watson Fuels disposal group") for total estimated proceeds of $42.8 million, of which $23.6 million was collected in cash at closing (the "Watson Fuels sale"). As discussed in Note 5. Fair Value Measurements, during the three months ended March 31, 2025, we recognized an asset impairment charge of $44.5 million with respect to the Watson Fuels disposal group assets. The Watson Fuels sale is expected to result in an additional estimated pre-tax loss of approximately $65 million, net of costs to sell and after the reclassification of an estimated $55 million of cumulative translation losses to net income, that will be recognized in the three months ended June 30, 2025. Prior to the Watson Fuels sale, the Watson Fuels disposal group was reported within the land segment. The Watson Fuels sale did not qualify as held for sale as of March 31, 2025 and does not meet the criteria to be reported as a discontinued operation.
2024 Divestitures
On May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products (the "Avinode disposal group") for cash proceeds, net of cash sold, of $200.1 million (the "Avinode sale"). The Avinode sale resulted in a pre-tax gain of $96.0 million, net of costs to sell and after the reclassification of cumulative translation losses of $17.1 million to net income, that is included in Other income (expense), net within our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2024. The related tax expense of $12.4 million is included in the Provision for income taxes within our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2024. Prior to the Avinode sale, the Avinode disposal group was reported within the aviation segment. The Avinode sale did not meet the criteria to be reported as a discontinued operation.
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

The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	March 31, 2025
Commodity contracts
Long	BBL	77.4
Short	BBL	(79.0)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(540.4)
Buy U.S. dollar, sell other currencies	USD	661.5
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next twelve months.
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$4.0	$—	$3.5
	Short-term derivative liabilities, net	14.3	13.9	17.8	18.9

Interest rate contracts	Short-term derivative assets, net	—	2.9	—	—
Total derivatives designated as hedging instruments		14.3	20.8	17.8	22.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	265.5	230.8	86.6	65.7
	Other non-current assets	66.1	69.4	11.2	20.5
	Short-term derivative liabilities, net	100.7	86.7	207.4	174.4
	Other long-term liabilities	58.8	62.8	91.9	95.6

Foreign currency contracts	Short-term derivative assets, net	3.0	23.3	2.1	15.1
	Other non-current assets	—	0.7	—	0.3
	Short-term derivative liabilities, net	10.3	5.1	18.7	6.9
	Other long-term liabilities	0.2	0.1	0.4	0.6
Total derivatives not designated as hedging instruments		504.7	478.9	418.2	379.2
Total derivatives		$518.9	$499.6	$436.1	$401.6
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Condensed Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Inventory	$86.3	$95.2	$2.2	$3.8

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	March 31, 2025			March 31, 2024
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,452.5	$9,222.1	$22.9	$10,951.4	$10,697.3	$28.9
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(1.6)	—	—	2.1	—
Derivatives designated as hedging instruments	—	0.8	—	—	(3.2)	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	0.3	(0.9)	—	—	(0.5)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	2.9	—	—	3.7
Total amount of income and expense line items excluding the impact of hedges	$9,452.2	$9,220.5	$25.8	$10,951.4	$10,695.7	$32.6
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement	Location	For the Three Months Ended March 31,
		2025	2024
Commodity contracts	Revenue	$5.6	$0.4
Commodity contracts	Cost of revenue	$1.7	$(1.7)
For the three months ended March 31, 2025 and 2024, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of March 31, 2025, on a pre-tax basis, $2.1 million and $0.3 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and an increase to Cost of revenue, respectively, related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended March 31,
	2025	2024
Commodity contracts (Revenue)	$0.6	$(0.1)
Commodity contracts (Cost of revenue)	(1.5)	(0.2)
Interest rate contracts (Interest expense and other financing costs, net)	—	1.7
Total gain (loss)	$(0.8)	$1.3

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended March 31,
	Location	2025	2024
Commodity contracts	Revenue	$0.2	$—
Commodity contracts	Cost of revenue	(0.6)	(0.3)
Interest rate contracts	Interest expense and other financing costs, net	2.1	2.7
Total gain (loss)		$1.8	$2.4
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended March 31,
	Location	2025	2024
Commodity contracts	Revenue	$13.1	$(78.0)
	Cost of revenue	(7.6)	6.0
		5.5	(72.0)
Foreign currency contracts	Revenue	(1.5)	(0.5)
	Other (expense), net	(3.7)	(2.1)
		(5.2)	(2.6)
Total gain (loss)		$0.3	$(74.6)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	March 31, 2025	December 31, 2024
Net derivative liability positions with credit contingent features	$44.3	$40.9
Collateral posted and held by our counterparties	—	—
Maximum additional potential collateral requirements	$44.3	$40.9

5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes, as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$160.3	$337.8	$7.3	$505.4
Foreign currency contracts	—	13.5	—	13.5
Cash surrender value of life insurance	—	19.8	—	19.8
Total assets at fair value	$160.3	$371.1	$7.3	$538.7

Liabilities:
Commodities contracts	$195.4	$215.4	$4.1	$414.9
Foreign currency contracts	—	21.2	—	21.2
Total liabilities at fair value	$195.4	$236.5	$4.1	$436.1

	Fair Value Measurements as of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$157.4	$300.8	$9.4	$467.6
Interest rate contract	—	2.9	—	2.9
Foreign currency contracts	—	29.1	—	29.1
Cash surrender value of life insurance	—	20.0	—	20.0
Total assets at fair value	$157.4	$352.8	$9.4	$519.6

Liabilities:
Commodities contracts	$165.9	$209.1	$3.7	$378.7
Foreign currency contracts	—	22.9	—	22.9
Total liabilities at fair value	$165.9	$232.0	$3.7	$401.6
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of March 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$505.4	$271.6	$233.9	$8.7	$—	$225.1
Foreign currency contracts	13.5	12.5	0.9	—	—	0.9
Total assets at fair value	$518.9	$284.1	$234.8	$8.7	$—	$226.1

Liabilities:
Commodities contracts	$414.9	$271.6	$143.3	$23.5	$—	$119.8
Foreign currency contracts	21.2	12.5	8.6	—	—	8.6
Total liabilities at fair value	$436.1	$284.1	$151.9	$23.5	$—	$128.4

	Fair Value as of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$467.6	$253.2	$214.4	$0.1	$—	$214.3
Interest rate contract	2.9	—	2.9	—	—	2.9
Foreign currency contracts	29.1	20.7	8.5	—	—	8.5
Total assets at fair value	$499.6	$273.9	$225.8	$0.1	$—	$225.6

Liabilities:
Commodities contracts	$378.7	$253.2	$125.5	$12.1	$—	$113.4
Foreign currency contracts	22.9	20.7	2.3	—	—	2.3
Total liabilities at fair value	$401.6	$273.9	$127.8	$12.1	$—	$115.6
At March 31, 2025 and December 31, 2024, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2025, two of our counterparties with a total exposure of $58.9 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held cash collateral of $7.0 million.

Nonrecurring Fair Value Measurements
During the first quarter of 2025, we identified an impairment indicator with respect to the Watson Fuels asset group within the land segment. We determined that the carrying amount was not recoverable and recognized an asset impairment charge of $44.5 million during the three months ended March 31, 2025. The impairment is recorded within Asset impairments on the Condensed Consolidated Statements of Income and Comprehensive Income and reported in our land segment. The fair value of the asset group was determined based on a market approach using the estimated sale proceeds for the Watson Fuels sale. The measurement is categorized as Level 2 within the fair value hierarchy. As discussed in Note 3. Acquisitions and Divestitures, we completed the Watson Fuels sale subsequent to March 31, 2025.
6. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $129.1 million and $168.8 million as of March 31, 2025 and December 31, 2024, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	March 31, 2025	December 31, 2024
Credit Facility (1)	$—	$—
Term loan (1)	449.1	455.3
Convertible Notes (2)	341.5	340.9
Finance leases	31.3	29.9
Other (3)	57.1	54.7
Total debt	879.0	880.8
Less: Current maturities of long-term debt and finance leases	86.8	84.0
Long-term debt	$792.3	$796.8
(1)The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of March 31, 2025 and December 31, 2024, the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $8.5 million and $9.1 million, respectively. As of March 31, 2025 and December 31, 2024, the fair value of the Convertible Notes was estimated to be approximately $403.3 million and $395.7 million, respectively, using the Level 2 observable input of quoted market prices in an inactive market.
(3)Includes secured borrowings for the transfer of tax receivables of $52.5 million (EUR 48.5 million) and $50.3 million (EUR 48.5 million) as of March 31, 2025 and December 31, 2024, respectively.

Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended March 31,
	2025	2024
Interest income	$3.7	$2.0
Interest expense and other financing costs	(26.6)	(30.9)
Interest expense and other financing costs, net	$(22.9)	$(28.9)
8. Commitments and Contingencies
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which are principally reported within Cost of revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. We have responded to the information requests and continue to cooperate with the investigation. At this time, we are unable to predict the outcome of this investigation, including whether the investigation will result in any action, proceeding or fine against us.
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
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of March 31, 2025, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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

9. Shareholders' Equity
Cash Dividends
During the three months ended March 31, 2025, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.17 per common share representing quarterly dividends of $9.6 million, which were paid on April 16, 2025. During the three months ended March 31, 2024, the Board declared quarterly cash dividends of $0.17 per common share representing quarterly dividends of $10.1 million, which were paid on April 16, 2024.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(92.2)	$1.2	$(91.0)
Other comprehensive income (loss) before reclassifications	12.6	(0.8)	11.7
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(1.8)	(1.8)
Balance as of March 31, 2025	$(79.6)	$(1.4)	$(81.0)

Balance as of January 1, 2024	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(11.8)	1.3	(10.5)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(2.4)	(2.4)
Balance as of March 31, 2024	$(171.5)	$9.7	$(161.7)

10. Revenue from Contracts with Customers
Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended March 31,
	2025	2024
Aviation	$263.3	$298.1
Land	25.9	63.2
Marine	860.5	1,083.8
Asia Pacific	1,149.6	1,445.1

Aviation	844.7	916.1
Land	734.5	896.5
Marine	419.8	545.9
EMEA	1,999.0	2,358.5

Aviation	1,031.4	1,091.6
Land	—	247.2
Marine	255.8	265.5
LATAM	1,287.2	1,604.2

Aviation	2,502.3	2,830.3
Land	2,094.4	2,295.7
Marine	395.7	494.2
North America	4,992.3	5,620.2

Other revenues (excluded from ASC 606) (1)	24.4	(76.6)

Total revenue	$9,452.5	$10,951.4
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of March 31, 2025 and December 31, 2024, the contract assets and contract liabilities recognized by the Company were not material.

11. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended March 31,
	2025	2024
Provision for income taxes	$(6.8)	$3.3
Effective income tax rate	24.3%	11.0%
Our provision for income taxes for the three months ended March 31, 2025 includes a net discrete income tax expense of $0.5 million, of which a tax expense of $2.6 million relates to a valuation allowance recorded against the deferred tax assets of a foreign subsidiary and a net tax expense of $0.2 million relates to return-to-provision and other adjustments to our worldwide tax positions, partially offset by a net tax benefit of $2.3 million related to changes in our reserves for uncertain tax positions and the resolution of various worldwide tax matters.
Our provision for income taxes for the three months ended March 31, 2024 includes a net discrete income tax benefit of $5.1 million, of which a tax benefit of $2.5 million relates to return-to-provision adjustments and a net tax benefit of $2.4 million relates to changes in our reserves for uncertain tax positions.
Our income tax provisions for the three months ended March 31, 2025 and 2024 were calculated based on the estimated annual effective income tax rates for the 2025 and 2024 years, respectively. The actual effective income tax rate for the 2025 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through March 31, 2025, we have received final tax assessments for the 2013 and 2014 tax years that were immaterial, and proposed tax assessments for the 2015 through 2021 tax years of approximately $138.0 million (DKK 951.5 million), excluding interest, which could be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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
12. Business Segments
We operate in three reportable segments consisting of aviation, land and marine. Our operating segments are determined based on the different markets in which we provide products and services, which are defined primarily by the customers (businesses and governmental) and the products and services provided to those customers. We use Income from operations as our primary measure of segment profit. Corporate expenses are allocated to the segments based on usage, where possible, or on other factors according to the nature of the activity.

Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Three Months Ended March 31, 2025
	Aviation	Land	Marine	Total
Revenue	$4,654.2	$2,865.4	$1,932.9	$9,452.5
Segment expenses:
Cost of revenue	(4,538.5)	(2,786.3)	(1,897.2)	(9,222.1)
Compensation and related costs	(27.2)	(39.8)	(8.2)	(75.1)
Incentive compensation	(3.8)	(1.0)	(1.1)	(5.9)
Corporate allocations (1)	(9.2)	(4.0)	(5.1)	(18.2)
Depreciation and amortization	(4.3)	(9.1)	(0.3)	(13.7)
Provision for credit losses	(1.3)	(1.3)	—	(2.6)
Asset impairments	—	(44.5)	—	(44.5)
Restructuring charges	(2.2)	(7.3)	(0.4)	(9.9)
Other segment expenses (2)	(11.6)	(17.5)	(5.8)	(34.9)
Operating income - segment profit (loss)	56.2	(45.3)	14.8	25.7
Unallocated corporate expenses (3)				(32.3)
Interest expense and other financing costs, net				(22.9)
Other income (expense), net				1.3
Income (loss) before income taxes				$(28.1)

	For the Three Months Ended March 31, 2024
	Aviation	Land	Marine	Total
Revenue	$5,144.2	$3,416.6	$2,390.5	$10,951.4
Segment expenses:
Cost of revenue	(5,035.8)	(3,319.3)	(2,342.2)	(10,697.3)
Compensation and related costs	(31.0)	(44.1)	(8.0)	(83.1)
Incentive compensation	(4.5)	(1.0)	(2.7)	(8.2)
Corporate allocations (1)	(9.4)	(4.2)	(5.4)	(19.0)
Depreciation and amortization	(4.5)	(9.4)	(0.3)	(14.2)
Provision for credit losses	(2.0)	(1.0)	—	(3.0)
Restructuring charges	—	(0.2)	—	(0.2)
Other segment expenses (2)	(13.0)	(18.8)	(5.3)	(37.1)
Operating income - segment profit (loss)	44.0	18.5	26.8	89.2
Unallocated corporate expenses (3)				(25.9)
Interest expense and other financing costs, net				(28.9)
Other income (expense), net				(3.9)
Income (loss) before income taxes				$30.5
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

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Three Months Ended March 31, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$7.6	$15.5	$0.9	$24.0	$1.7	$25.6
Capital expenditures	6.6	5.2	1.5	13.3	1.9	15.2

	For the Three Months Ended March 31, 2024
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$7.4	$14.9	$0.9	$23.3	$2.1	$25.3
Capital expenditures	7.6	6.7	2.0	16.3	1.2	17.5
(1)Total depreciation and amortization as presented includes charges classified within cost of sales and operating expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	March 31, 2025	December 31, 2024
Accounts receivable, net:
Aviation segment	$1,036.0	$1,166.2
Land segment	692.5	651.1
Marine segment	517.3	615.3
Total accounts receivable, net	$2,245.8	$2,432.6
Total assets:
Aviation segment	$2,466.6	$2,548.2
Land segment	2,989.1	2,970.6
Marine segment	833.5	929.6
Total reportable segment assets	6,289.2	6,448.5
Corporate and other	299.9	283.3
Total assets	$6,589.1	$6,731.8

13. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Numerator:
Net income (loss) attributable to World Kinect	$(21.1)	$27.4
Denominator:
Weighted average common shares for basic earnings per common share	56.8	59.9
Effect of dilutive securities	—	0.4
Weighted average common shares for diluted earnings per common share	56.8	60.3
Basic earnings (loss) per common share	$(0.37)	$0.46
Diluted earnings (loss) per common share	$(0.37)	$0.45
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.7	1.2
14. Restructuring and Exit Activities
2025 Restructuring Plan
During the first quarter of 2025, in alignment with the efforts to rationalize our assets and operations, we began a company-wide transformation initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. As part of this initiative, we undertook cost management actions in response to the current and projected business needs, including the elimination of certain open positions and the closure of other roles to better align the workforce with our current strategic priorities. As a result, we recognized restructuring charges of $15.0 million during the three months ended March 31, 2025, composed principally of severance costs.
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our severance and other compensation cost activities as part of current and previously completed restructuring plans and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2024	$—	$1.7	$—	$0.3	$2.0
Restructuring and exit activity charges	2.2	7.3	0.4	5.2	15.0
Paid during the period	(0.5)	(3.3)	(0.2)	(1.0)	(4.9)
Accrued charges as of March 31, 2025	$1.6	$5.7	$0.3	$4.5	$12.1

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2024 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 – Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 – Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A – Risk Factors of our 2024 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) expectations regarding inflation and its impact on us, (ii) trade-related uncertainty, (iii) conditions in the aviation, land, and marine markets and their impact on our business, (iv) growth in our core businesses, (v) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (vi) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vii) our hedging strategy, and (viii) estimates regarding the financial impact of our derivative and other trading contracts. These forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•the effects of tariffs and other trade restrictions, which can lead to continuing uncertainty and volatility in global financial and commodity markets, declining consumer confidence, lower personal and business travel and consequent demand for our fuel products;
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
•changes in the political, economic or regulatory environment generally and in the markets in which we operate, including as a result of the current conflicts in Eastern Europe and the Middle East and the actions of the U.S. presidential administration;

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
•changes in multilateral conventions, treaties or other arrangements between or among sovereign nations;
•our ability to comply with U.S. and international laws and regulations, including those related to anti-corruption, economic sanction programs and environmental matters;
•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and
•other risks, including those described in Item 1A – Risk Factors in our 2024 10-K Report, together with those described from time to time in our other filings with the SEC.
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
Business Overview
We are a global energy management company offering fulfillment and related services across the aviation, marine, and land-based transportation sectors. We also supply natural gas and power in the United States and Europe along with a broad suite of other sustainability-related products and services. We are principally engaged in the distribution of fuel and related products and services in the aviation, land, and marine transportation industries.
Restructuring and Exit Activities
During the fourth quarter of 2024, we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil. As a result of the actions taken in 2024, during the three months ended December 31, 2024, we recognized asset impairment charges of $3.1 million, wrote off accounts receivable totaling $4.4 million, and recognized additional charges for severance and other compensation costs of $1.4 million. As part of the asset rationalization initiatives, in April 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business, for total estimated proceeds of $42.8 million (the "Watson Fuels sale"). See Note 3. Acquisitions and Divestitures for additional information.
Aligned with these efforts, during the first quarter of 2025, we began a company-wide transformation initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. As part of this initiative, we undertook cost management actions in response to the current and projected business needs, including the elimination of certain open positions and the closure of other roles, to better align the workforce with our current strategic priorities. As a result, we recognized restructuring charges of $15.0 million during the three months ended March 31, 2025, composed principally of severance costs that could result in approximately $30 million in annualized compensation related savings. During 2025, we will continue to assess additional areas with the intent of completing the restructuring activities during the year. See Note 14. Restructuring and Exit Activities for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2024 10-K Report. Selected financial information with respect to our business segments is provided in Note 12. Business Segments.
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
Land Segment
In our land segment we continue to focus on improving asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform. As discussed under "Restructuring and Exit Activities" above, in 2024 we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil. Additionally, on April 9, 2025, we closed the Watson Fuels sale. In 2025, we launched an initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness.

Marine Segment
Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility as well as a constrained credit environment. We believe that our marine business is well-positioned to generate relatively moderate levels of earnings in stable markets and provide additional value in volatile and credit constrained markets.
Macroeconomic Environment
Significant uncertainty remains regarding the extent to which recent changes in U.S. trade policy will impact international trade and demand for global transportation services. Tariffs and other trade restrictions can lead to continuing uncertainty and volatility in global financial and commodity markets, declining consumer confidence, lower personal and business travel and consequent demand for our fuel products. Additionally, in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs. Inflation, however, decelerated in 2024 as supply chains stabilized.
In a rising cost environment, there may be offsetting benefits either inherent in certain parts of our business or that may result from proactive measures we take to reduce the impact of inflation on our net operating results. These benefits can include higher commodity prices that typically result in a constrained credit environment, often creating favorable market conditions that increase demand for our services, as well as our ability to renegotiate prices due to many of our sales contracts being 12 months or less in duration. Additionally, we take measures to mitigate the impact of increases in fuel prices through comprehensive hedging programs and the use of financial derivative contracts.
We have begun to see impacts associated with trade-related uncertainty. A significant or prolonged period of trade uncertainty or high inflation could adversely impact our results. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period.
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A. – Risk Factors in our 2024 10-K Report for additional discussion of these risks.

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2025	2024
Revenue	$9,452.5	$10,951.4
Cost of revenue	9,222.1	10,697.3
Gross profit	230.4	254.1
Operating expenses:
Compensation and employee benefits	105.1	115.5
General and administrative	72.4	75.1
Asset impairments	44.5	—
Restructuring charges	15.0	0.2
Total operating expenses	237.0	190.8
Income (loss) from operations	(6.6)	63.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(22.9)	(28.9)
Other income (expense), net	1.3	(3.9)
Total non-operating income (expense), net	(21.5)	(32.8)
Income (loss) before income taxes	(28.1)	30.5
Provision for income taxes	(6.8)	3.3
Net income (loss) including noncontrolling interest	(21.3)	27.2
Net income (loss) attributable to noncontrolling interest	(0.2)	(0.2)
Net income (loss) attributable to World Kinect	$(21.1)	$27.4

Basic earnings (loss) per common share	$(0.37)	$0.46

Diluted earnings (loss) per common share	$(0.37)	$0.45
Revenue. Our consolidated revenue for the three months ended March 31, 2025 was $9.5 billion, a decrease of $1.5 billion, or 14%, compared to the three months ended March 31, 2024, attributable to decreased revenue of $551.2 million, $457.6 million, and $490.0 million in our land, marine, and aviation segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended March 31, 2025 was $230.4 million, a decrease of $23.7 million, or 9%, compared to the three months ended March 31, 2024, attributable to decreased gross profit of $18.3 million and $12.7 million in our land and marine segments, respectively, partially offset by increased gross profit of $7.2 million in our aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended March 31, 2025 were $237.0 million, an increase of $46.2 million, or 24%, compared to the three months ended March 31, 2024. The increase in operating expenses was primarily attributable to asset impairment charges recognized in connection with the Watson Fuels sale, as discussed in Note 3. Acquisitions and Divestitures, and restructuring charges recognized during the first quarter of 2025, as discussed under "Restructuring and Exit Activities" above, partially offset by the Avinode sale during the second quarter of 2024 and decreased compensation costs.
Non-Operating Income (Expense), net. For the three months ended March 31, 2025, we had net non-operating expense of $21.5 million compared to net non-operating expense of $32.8 million for the three months ended March 31, 2024. The decrease in non-operating expense of $11.3 million during the three months ended March 31, 2025 was primarily attributable to a decrease in interest expense, driven by a decrease in our average interest rates and daily borrowings, and an increase in foreign currency exchange gains.

Income Taxes. For the three months ended March 31, 2025, we recognized an income tax benefit of $6.8 million, compared to income tax expense of $3.3 million for the three months ended March 31, 2024. The decrease of $10.2 million was primarily attributable to the reduction in income before income taxes as a result of asset impairments and restructuring charges as well as changes in the mix of our worldwide earnings, partially offset by a $5.6 million increase in net discrete tax expenses during the three months ended March 31, 2025 compared to three months ended March 31, 2024. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2025	2024	Change
Revenue	$4,654.2	$5,144.2	$(490.0)

Gross profit	$115.7	$108.4	$7.2
Operating expenses	59.5	64.5	(5.0)
Income (loss) from operations	$56.2	$44.0	$12.2

Operational metrics:
Aviation segment volumes (gallons)	1,700.2	1,673.1	27.1
Aviation segment average price per gallon	$2.50	$2.86	$(0.37)
Revenues in our aviation segment were $4.7 billion for the three months ended March 31, 2025, a decrease of $490.0 million, or 10%, compared to the three months ended March 31, 2024. The decrease in revenue was driven by lower average prices, partially offset by an increase in volume. Average jet fuel price per gallon sold decreased by 13%. Total aviation volumes increased by 27.1 million gallons, or 2%, to 1.7 billion gallons driven primarily by growth in our North America bulk fuel business.
Aviation segment gross profit for the three months ended March 31, 2025 was $115.7 million, an increase of $7.2 million, or 7%, compared to the three months ended March 31, 2024. The increase in gross profit was primarily attributable to higher profit contribution from our operated airport locations in Europe, our physical inventory business, and our business and general aviation activities, partially offset by a decrease in gross profit attributable to the Avinode sale, which closed during the second quarter of 2024.
Income from operations in our aviation segment for the three months ended March 31, 2025 was $56.2 million, an increase of $12.2 million, or 28%, compared to the three months ended March 31, 2024, driven by the increase in gross profit discussed above and a decrease in operating expenses. The decrease in operating expenses was primarily attributable to lower compensation and general and administrative expenses associated with the Avinode sale, partially offset by an increase in restructuring charges during the first quarter of 2025, as discussed under "Restructuring and Exit Activities" above, and an increase in general and administrative costs.
Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2025	2024	Change
Revenue	$2,865.4	$3,416.6	$(551.2)

Gross profit	$79.0	$97.3	$(18.3)
Operating expenses	124.3	78.9	45.5
Income (loss) from operations	$(45.3)	$18.5	$(63.7)

Operational metrics:
Land segment volumes (gallons) (1)	1,494.3	1,598.1	(103.8)
Land segment average price per gallon	$1.92	$2.14	$(0.22)

(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $2.9 billion for the three months ended March 31, 2025, a decrease of $551.2 million, or 16%, compared to the three months ended March 31, 2024. The decrease in revenue was driven by lower average fuel prices and a decrease in volume. Average fuel prices decreased by 10%. Total volumes decreased by 103.8 million, or 6%, to 1.5 billion gallons or gallon equivalents, primarily attributable to the sale of our fuel business in Brazil as well as the rationalization of certain assets within our North American land business during the fourth quarter of 2024.
Land segment gross profit for the three months ended March 31, 2025 was $79.0 million, a decrease of $18.3 million, or 19%, compared to the three months ended March 31, 2024. The decrease in gross profit was primarily attributable to lower profit contribution from our liquid fuel business in North America, as a result of industry trends and reduced demand driven by economic uncertainty.
Loss from operations in our land segment for the three months ended March 31, 2025 was $45.3 million, a decrease of $63.7 million, or 345%, compared to the three months ended March 31, 2024. In addition to the decrease in gross profit discussed above, operating expenses increased due to asset impairment charges recognized in connection with the Watson Fuels sale and restructuring charges during the first quarter of 2025, as discussed under "Restructuring and Exit Activities" above, partially offset by lower compensation and general and administrative costs principally as a result of the savings already achieved a part of our exit and restructuring activities.
Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended March 31,
	2025	2024	Change
Revenue	$1,932.9	$2,390.5	$(457.6)

Gross profit	$35.7	$48.4	$(12.7)
Operating expenses	20.9	21.6	(0.7)
Income (loss) from operations	$14.8	$26.8	$(12.0)

Operational metrics:
Marine segment volumes (metric tons)	3.7	4.3	(0.6)
Marine segment average price per metric ton	$519.49	$552.04	$(32.56)
Revenues in our marine segment were $1.9 billion for the three months ended March 31, 2025, a decrease of $457.6 million, or 19%, compared to the three months ended March 31, 2024. The decrease in revenue was driven by lower average fuel prices and a decrease in volume. The average price per metric ton of bunker fuel sold decreased by 6%. Total volumes decreased by 0.6 million metric tons, or 14%, to 3.7 million primarily due to lower demand in our resale businesses driven in part by increasing market uncertainty with respect to international trade.
Marine segment gross profit for the three months ended March 31, 2025 was $35.7 million, a decrease of $12.7 million, or 26%, principally due to to lower bunker fuel prices and further reduced volatility that had benefited prior year results, as well as reduced demand and lower margins in our resale and physical businesses as a result of increasing market uncertainty.
Income from operations in our marine segment for the three months ended March 31, 2025 was $14.8 million, a decrease of $12.0 million, or 45%, compared to the three months ended March 31, 2024. The decrease in gross profit discussed above was partially offset by a decrease in operating expenses principally related to lower incentive compensation costs, partially offset by an increase in general and administrative costs and restructuring charges during the first quarter of 2025, as discussed under "Restructuring and Exit Activities" above.
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
Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2025 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued.
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
See Note 2. Accounts Receivable for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2024 to March 31, 2025. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K Report.

Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2025 and 2024 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Three Months Ended March 31,
	2025	2024
Net cash provided by (used in) operating activities	$114.4	$110.2
Net cash provided by (used in) investing activities	(5.8)	(16.9)
Net cash provided by (used in) financing activities	(32.4)	(64.3)
Operating Activities. For the three months ended March 31, 2025, net cash provided by operating activities was $114.4 million, compared to $110.2 million net cash provided during the three months ended March 31, 2024. The $4.1 million increase in operating cash flows was principally due to increased cash provided by our RPA activity, as well as cash provided by the collection of transaction tax refunds during the three months ended March 31, 2025. These increases were offset by cash used in our derivative activities driven by increased collateral requirements as well a decrease in our net income adjusted for noncash items (see "Results of Operations" for further details of the drivers impacting our net income).
Investing Activities. For the three months ended March 31, 2025, net cash used in investing activities was $5.8 million, compared to net cash used of $16.9 million during the three months ended March 31, 2024. The net cash used in investing activities for the three months ended March 31, 2025 was primarily driven by capital expenditures of $15.2 million, partially offset by $9.3 million of cash received from the net repayment of notes receivable. Net cash used in investing activities for the three months ended March 31, 2024 was primarily driven by capital expenditures of $17.5 million.
Financing Activities. For the three months ended March 31, 2025, net cash used in financing activities was $32.4 million compared to net cash used of $64.3 million for the three months ended March 31, 2024. The net cash used in financing activities for the three months ended March 31, 2025 was principally attributable to repurchases of common stock of $10.0 million, dividend payments of $9.7 million, and net repayments under our Credit Facility of $6.3 million. Net cash used in financing activities for the three months ended March 31, 2024 was primarily attributable to payments of deferred consideration related to prior acquisitions of $50.7 million, dividend payments of $8.4 million, and net repayments under our Credit Facility of $3.1 million.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used are disclosed in Item 15 – Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies to the Consolidated Financial Statements in our 2024 10-K Report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. There have been no material changes to the Critical Accounting Estimates disclosed in our 2024 10-K Report.
Impairment Assessments of Goodwill, Long-Lived Assets, and Equity Investments
We assess accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates. A reporting unit is considered at risk when its fair value does not exceed its carrying amount by more than 10%. While our aviation reporting unit is not currently considered at risk, our land reporting unit is considered to be at risk as of March 31, 2025.
The assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, are defined based on available information as of the testing date considering current market volatility and geopolitical risks. When testing goodwill at our reporting units, we also consider the volatility in the Company's market capitalization and evaluate the potential impact that this volatility may have on the estimated fair value of our reporting units. As of March 31, 2025, the goodwill balances in our land and aviation reporting units were $831.9 million and $354.5 million, respectively.

When our results or the results of our equity investments differ significantly from projections and the expectation is that future results would also be impacted, the carrying value of our goodwill, long-lived assets and equity investments could be at risk or could result in an impairment.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2024. Please refer to Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of our 2024 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of March 31, 2025, see Note 4. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2025.
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

Part II — Other Information
Item 1. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Notes 11. Income Taxes and 8. Commitments and Contingencies within this 10-Q Report as well as Notes 11. Income Taxes and 12. Commitments and Contingencies within Part IV. Item 15 – Notes to the Consolidated Financial Statements in our 2024 10-K Report for additional details regarding certain tax matters.
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
We are not currently a party to any claim, complaint or proceeding that we expect to have a material adverse effect on our business or financial condition. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular reporting period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period. See Note 8. Commitments and Contingencies for additional information.
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2025 - 1/31/2025	—	$—	—	$236,986
2/1/2025 - 2/28/2025	—	—	—	236,986
3/1/2025 - 3/31/2025	351	28.38	351	227,023
Total	351	$28.38	351	$227,023
(1)    The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the Inflation Reduction Act.
(2)    On March 16, 2020, we announced that our Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases. On September 9, 2024, we announced that our Board approved an additional stock repurchase program authorizing $200.0 million in common stock repurchases. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of March 31, 2025, approximately $227.0 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.

Item 5.     Other Information
Rule 10b5-1 Trading Plans
On March 6, 2025, Jorge Benitez, one of our directors, adopted a trading plan for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan expires upon the earlier of March 6, 2026 or upon completion of the sale of the maximum number of shares under the plan. The plan provides for the sale of up to 13,000 shares of our common stock.
Except as noted above, during the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2025	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
President and Chief Financial Officer