Form 10-Q
period 2025-09-30
WORLD KINECT CORP
filed 2025-10-24
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 55,558,773 shares of common stock, par value $0.01 per share, issued and outstanding as of October 17, 2025.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$473.6	$382.9
Accounts receivable, net of allowance for credit losses of $19.9 million and $22.5 million as of September 30, 2025 and December 31, 2024, respectively	2,078.7	2,432.6
Inventories	501.3	513.5
Prepaid expenses	79.9	71.4
Short-term derivative assets, net	122.6	176.5
Other current assets	381.4	382.2
Total current assets	3,637.5	3,959.2
Property and equipment, net	448.0	513.3
Goodwill	825.5	1,181.7
Identifiable intangible assets, net	238.9	261.2
Other non-current assets	910.4	816.4
Total assets	$6,060.4	$6,731.8
Liabilities:
Current liabilities:
Current maturities of long-term debt	$28.8	$84.0
Accounts payable	2,523.4	2,726.5
Short-term derivative liabilities, net	61.8	91.5
Accrued expenses and other current liabilities	539.5	535.8
Total current liabilities	3,153.4	3,437.8
Long-term debt	766.6	796.8
Other long-term liabilities	513.9	541.2
Total liabilities	4,433.9	4,775.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 55.6 and 56.7 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	0.6	0.6
Capital in excess of par value	5.2	30.0
Retained earnings	1,630.6	2,009.2
Accumulated other comprehensive income (loss)	(18.5)	(91.0)
Total World Kinect shareholders' equity	1,617.9	1,948.7
Noncontrolling interest	8.6	7.2
Total equity	1,626.5	1,955.9
Total liabilities and equity	$6,060.4	$6,731.8
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$9,391.8	$10,490.9	$27,887.6	$32,407.5
Cost of revenue	9,142.2	10,222.8	27,175.2	31,640.0
Gross profit	249.6	268.1	712.4	767.5
Operating expenses:
Compensation and employee benefits	112.4	122.9	323.0	357.7
General and administrative	69.5	71.8	209.2	219.7
Goodwill and other asset impairments	—	1.2	443.1	3.6
Restructuring charges	4.9	—	25.9	5.7
Total operating expenses	186.8	195.8	1,001.2	586.7
Income (loss) from operations	62.9	72.3	(288.8)	180.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(25.9)	(24.0)	(74.4)	(80.4)
Other income (expense), net	1.8	1.3	(74.8)	96.4
Total non-operating income (expense), net	(24.0)	(22.6)	(149.2)	16.0
Income (loss) before income taxes	38.8	49.6	(438.0)	196.7
Provision for income taxes	10.7	14.6	(105.8)	27.6
Net income (loss) including noncontrolling interest	28.1	35.0	(332.2)	169.1
Net income (loss) attributable to noncontrolling interest	2.4	1.5	2.5	(0.1)
Net income (loss) attributable to World Kinect	$25.7	$33.5	$(334.7)	$169.2
Basic earnings (loss) per common share	$0.46	$0.57	$(5.95)	$2.84
Basic weighted average common shares	55.6	58.8	56.2	59.5
Diluted earnings (loss) per common share	$0.46	$0.57	$(5.95)	$2.82
Diluted weighted average common shares	55.9	59.2	56.2	60.0
Comprehensive income:
Net income (loss) including noncontrolling interest	$28.1	$35.0	$(332.2)	$169.1
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.3)	17.1	74.0	16.5
Cash flow hedges, net of income tax expense (benefit) of ($0.1) and ($2.1) for the three months ended September 30, 2025 and 2024, respectively, and net of income tax expense (benefit) of $(0.6) and $(3.2) for the nine months ended September 30, 2025 and 2024, respectively	(0.3)	(5.9)	(1.5)	(8.8)
Total other comprehensive income (loss)	(0.6)	11.2	72.5	7.8
Comprehensive income (loss) including noncontrolling interest	27.5	46.2	(259.7)	176.9
Comprehensive income (loss) attributable to noncontrolling interest	2.4	1.5	2.5	(0.1)
Comprehensive income (loss) attributable to World Kinect	$25.1	$44.7	(262.2)	$177.0
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2024	56.7	$0.6	$30.0	$2,009.2	$(91.0)	$1,948.7	$7.2	$1,955.9
Net income (loss)	—	—	—	(21.1)	—	(21.1)	(0.2)	(21.3)
Cash dividends declared	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Amortization of share-based payment awards	—	—	6.8	—	—	6.8	—	6.8
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Purchases of common stock	(0.4)	—	(10.1)	—	—	(10.1)	—	(10.1)
Other comprehensive income (loss)	—	—	—	—	10.0	10.0	—	10.0
Balance as of March 31, 2025	56.6	0.6	23.1	1,978.5	(81.0)	1,921.2	7.0	1,928.3
Net income (loss)	—	—	—	(339.4)	—	(339.4)	0.3	(339.1)
Cash dividends declared	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Amortization of share-based payment awards	—	—	2.4	—	—	2.4	—	2.4
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Purchases of common stock	(1.3)	—	(23.1)	(12.2)	—	(35.4)	—	(35.4)
Other comprehensive income (loss)	—	—	—	—	63.1	63.1	—	63.1
Distribution to noncontrolling interest	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2025	55.5	$0.6	$—	$1,615.9	$(17.9)	$1,598.6	$6.2	$1,604.8
Net income (loss)	—	—	—	25.7	—	25.7	2.4	28.1
Cash dividends declared	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Amortization of share-based payment awards	—	—	4.5	—	—	4.5	—	4.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Other	—	—	0.8	—	—	0.8	—	0.8
Balance as of September 30, 2025	55.6	$0.6	$5.2	$1,630.6	$(18.5)	$1,617.9	$8.6	$1,626.5

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2023	59.8	$0.6	$109.6	$1,981.6	$(148.9)	$1,943.0	$6.7	$1,949.6
Net income (loss)	—	—	—	27.4	—	27.4	(0.2)	27.2
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(1.2)	—	—	(1.2)	—	(1.2)
Other comprehensive income (loss)	—	—	—	—	(12.9)	(12.9)	—	(12.9)
Balance as of March 31, 2024	59.9	0.6	114.3	1,998.8	(161.7)	1,952.0	6.5	1,958.5
Net income (loss)	—	—	—	108.3	—	108.3	(1.4)	106.9
Cash dividends declared	—	—	—	(10.1)	—	(10.1)	—	(10.1)
Amortization of share-based payment awards	—	—	6.0	—	—	6.0	—	6.0
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.9)	—	—	(3.9)	—	(3.9)
Purchases of common stock	(1.1)	—	(29.4)	—	—	(29.4)	—	(29.4)
Other comprehensive income (loss)	—	—	—	—	9.4	9.4	—	9.4
Balance as of June 30, 2024	59.1	$0.6	$87.0	$2,097.0	$(152.3)	$2,032.3	$5.1	$2,037.4
Net income (loss)	—	—	—	33.5	—	33.5	1.5	35.0
Cash dividends declared	—	—	—	(9.9)	—	(9.9)	—	(9.9)
Amortization of share-based payment awards	—	—	5.9	—	—	5.9	—	5.9
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Purchases of common stock	(1.0)	—	(28.6)	—	—	(28.6)	—	(28.6)
Other comprehensive income (loss)	—	—	—	—	11.2	11.2	—	11.2
Balance as of September 30, 2024	58.1	$0.6	$64.3	$2,120.6	$(141.1)	$2,044.4	$6.6	$2,051.0
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(332.2)	$169.1
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	24.9	32.0
(Gain) loss on sale of business	81.7	(96.0)
Depreciation and amortization	73.0	75.3
Noncash operating lease expense	27.1	24.2
Provision for credit losses	5.7	5.5
Share-based payment award compensation costs	13.8	17.7
Deferred income tax expense (benefit)	(113.3)	(18.0)
Unrealized foreign currency (gains) losses, net	17.0	19.4
Goodwill and other asset impairment charges	443.1	3.6
Other	16.7	17.0
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	219.2	252.2
Inventories	(7.0)	43.1
Prepaid expenses	(11.8)	(16.4)
Other current assets	(48.9)	3.1
Cash collateral with counterparties	27.6	76.7
Other non-current assets	(55.5)	(84.9)
Change in derivative assets and liabilities, net	6.2	(5.8)
Accounts payable	(90.2)	(353.6)
Accrued expenses and other current liabilities	(38.3)	(43.2)
Other long-term liabilities	(0.1)	18.5
Net cash provided by (used in) operating activities	258.7	139.6
Cash flows from investing activities:
Proceeds from sale of business, net of divested cash	23.4	200.1
Capital expenditures	(44.2)	(50.3)
Other investing activities, net	16.0	(50.9)
Net cash provided by (used in) investing activities	(4.8)	98.9
Cash flows from financing activities:
Borrowings of debt	2,201.0	2,747.0
Repayments of debt	(2,281.7)	(2,766.1)
Dividends paid on common stock	(30.3)	(28.6)
Repurchases of common stock	(45.0)	(57.4)
Payments of deferred consideration for acquisitions	(0.4)	(51.3)
Other financing activities, net	(7.3)	(6.1)
Net cash provided by (used in) financing activities	(163.7)	(162.6)
Effect of exchange rate changes on cash and cash equivalents	0.5	(6.4)
Net increase (decrease) in cash and cash equivalents	90.7	69.5
Cash and cash equivalents, as of the beginning of the period	382.9	304.3
Cash and cash equivalents, as of the end of the period	$473.6	$373.8
Supplemental Disclosure of Noncash Investing and Financing Activities
Right of use assets obtained in exchange for new operating lease liabilities were $35.3 million and $24.9 million during the nine months ended September 30, 2025 and 2024, respectively.
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
New Accounting Standards
Accounting Standards Issued but Not Yet Adopted
Income Taxes. Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued in December 2023. ASU 2023-09 amends the guidance in Accounting Standards Codification ("ASC") 740, Income Taxes, to improve the transparency of income tax disclosures by amending the required annual rate reconciliation disclosures as well as requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure will be required to be presented on an annual basis in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. The ASU also includes amendments intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. The amendments are effective for annual reporting periods beginning after December 15, 2024 and should be applied prospectively. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Condensed Consolidated Financial Statements and processes and intends to provide the amended disclosures in our Form 10-K for the year ending December 31, 2025.
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
Internal-Use Software. ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, was issued in September 2025. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive "project stage" model and introducing a principles-based framework that is intended to better reflect current software development practices and consolidate guidance on website development costs into the broader framework for internal-use software. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company’s Condensed Consolidated Financial Statements and processes.
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
We had accounts receivable, net, of $2.1 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.0 million and $23.7 million, as of September 30, 2025 and December 31, 2024, respectively. Changes to the expected credit loss provision during the nine months ended September 30, 2025 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations. Based on an aging analysis as of September 30, 2025, 94% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Nine Months Ended September 30,
	2025	2024
Balance as of January 1,	$23.7	$20.8
Charges to allowance for credit losses	5.7	5.5
Write-off of uncollectible receivables	(8.5)	(5.6)
Recoveries of credit losses	0.3	1.3
Translation adjustments	(0.2)	(0.3)
Balance as of September 30,	$21.0	$21.5

Receivable Purchase Agreements
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During the third quarter of 2025, we amended one of our RPAs to extend the term of the agreement and reduce the overall fee structure. Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Condensed Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Condensed Consolidated Statements of Income and Comprehensive Income.
During the nine months ended September 30, 2025 and 2024, we sold receivables under the RPAs with an aggregate face value of $8.5 billion and $8.9 billion and recognized fees of $24.4 million and $29.5 million, respectively.
3. Acquisitions and Divestitures
2025 Acquisitions
On September 3, 2025, we entered into a definitive agreement with Universal Weather and Aviation to acquire their Trip Support Services ("TSS") division for a total purchase price of approximately $220 million. The total consideration is subject to working capital adjustments and will consist of $160 million of cash payable at closing and $60 million payable over four years. The transaction is subject to customary closing conditions and is expected to be completed during the fourth quarter of 2025.
2025 Divestitures
On April 9, 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business (the "Watson Fuels disposal group"), for total proceeds of $42.8 million, of which $23.6 million was collected in cash at closing (the "Watson Fuels sale"). As discussed in Note 6. Fair Value Measurements, during the three months ended March 31, 2025, we recognized an asset impairment charge of $44.5 million with respect to the Watson Fuels disposal group assets. The Watson Fuels sale resulted in a pre-tax loss of $81.7 million, net of costs to sell and after the reclassification of cumulative translation losses of $55.1 million, that is included in Other income (expense), net within our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2025. The related tax benefit of $6.3 million is included in the Provision for income taxes within our Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2025. Prior to the Watson Fuels sale, the Watson Fuels disposal group was reported within our land segment. The Watson Fuels sale did not meet the criteria to be reported as a discontinued operation.
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

4. Goodwill
The following table provides information regarding changes in goodwill during the nine months ended September 30, 2025 (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2024	$354.4	$827.3	$1,181.7
Goodwill impairment	—	(359.0)	(359.0)
Adjustment for sale of business (1)	—	(18.2)	(18.2)
Other	—	15.0	15.0
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.1	5.9	6.0
As of September 30, 2025	$354.5	$471.0	$825.5
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2025
Commodity contracts
Long	BBL	68.4
Short	BBL	(71.7)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(462.0)
Buy U.S. dollar, sell other currencies	USD	606.2
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next twelve months.
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$4.0	$—	$3.5
	Short-term derivative liabilities, net	12.0	13.9	9.7	18.9

Interest rate contracts	Short-term derivative assets, net	—	2.9	—	—
Total derivatives designated as hedging instruments		12.0	20.8	9.7	22.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	156.7	230.8	37.3	65.7
	Other non-current assets	39.1	69.4	10.2	20.5
	Short-term derivative liabilities, net	102.5	86.7	174.0	174.4
	Other long-term liabilities	59.1	62.8	70.2	95.6

Foreign currency contracts	Short-term derivative assets, net	9.7	23.3	4.7	15.1
	Other non-current assets	—	0.7	—	0.3
	Short-term derivative liabilities, net	3.2	5.1	5.2	6.9
	Other long-term liabilities	0.6	0.1	1.4	0.6
Total derivatives not designated as hedging instruments		370.9	478.9	303.1	379.2
Total derivatives		$383.0	$499.6	$312.8	$401.6
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 6. Fair Value Measurements.

The following amounts were recorded on our Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Condensed Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Inventory	$92.9	$95.2	$(0.2)	$3.8
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2025			September 30, 2024
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,391.8	$9,142.2	$25.9	$10,490.9	$10,222.8	$24.0
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(0.3)	—	—	(3.1)	—
Derivatives designated as hedging instruments	—	0.6	—	—	2.6	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(2.0)	(4.9)	—	—	1.3	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	—	—	—	3.8
Total amount of income and expense line items excluding the impact of hedges	$9,393.8	$9,137.5	$25.9	$10,490.9	$10,223.6	$27.8

	For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$27,887.6	$27,175.2	$74.4	$32,407.5	$31,640.0	$80.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(4.7)	—	—	0.1	—
Derivatives designated as hedging instruments	—	3.0	—	—	0.5	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(11.7)	(1.1)	—	(0.1)	0.7	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	2.9	—	—	11.2
Total amount of income and expense line items excluding the impact of hedges	$27,899.3	$27,172.4	$77.3	$32,407.5	$31,641.3	$91.6
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2025	2024	2025	2024
Commodity contracts	Revenue	$4.2	$(1.8)	$13.7	$(0.5)
Commodity contracts	Cost of revenue	$3.6	$(9.0)	$—	$(10.1)
For the nine months ended September 30, 2025 and 2024, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2025, on a pre-tax basis, $0.9 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as an increase to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Commodity contracts (Revenue)	$(2.2)	$(2.4)	$(6.7)	$(2.6)
Commodity contracts (Cost of revenue)	(3.2)	0.9	(2.1)	1.0
Interest rate contracts (Interest expense and other financing costs, net)	—	(0.6)	$—	$1.6
Total gain (loss)	$(5.4)	$(2.2)	$(8.7)	$—

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2025	2024	2025	2024
Commodity contracts	Revenue	$(1.5)	$—	$(8.5)	$—
Commodity contracts	Cost of revenue	(3.6)	1.0	(0.8)	0.5
Interest rate contracts	Interest expense and other financing costs, net	—	2.8	2.1	8.3
Total gain (loss)		$(5.0)	$3.7	$(7.2)	$8.8
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2025	2024	2025	2024
Commodity contracts	Revenue	$(6.8)	$(33.8)	$(2.3)	$(158.7)
	Cost of revenue	(5.6)	12.8	(10.0)	15.9
		(12.4)	(21.0)	(12.3)	(142.8)
Foreign currency contracts	Revenue	(2.0)	(1.7)	(0.5)	(2.1)
	Other (expense), net	4.8	(4.7)	(12.8)	(8.8)
		2.8	(6.4)	(13.3)	(10.9)
Total gain (loss)		$(9.6)	$(27.4)	$(25.6)	$(153.7)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	September 30, 2025	December 31, 2024
Net derivative liability positions with credit contingent features	$16.1	$40.9
Collateral posted and held by our counterparties	(0.4)	—
Maximum additional potential collateral requirements	$15.7	$40.9
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

Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$131.1	$224.2	$14.1	$369.3
Foreign currency contracts	—	13.6	—	13.6
Cash surrender value of life insurance	—	20.9	—	20.9
Total assets at fair value	$131.1	$258.7	$14.1	$403.8

Liabilities:
Commodities contracts	$151.2	$142.6	$7.6	$301.4
Foreign currency contracts	—	11.4	—	11.4
Total liabilities at fair value	$151.2	$154.0	$7.6	$312.8

	Fair Value Measurements as of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$157.4	$300.8	$9.4	$467.6
Interest rate contract	—	2.9	—	2.9
Foreign currency contracts	—	29.1	—	29.1
Cash surrender value of life insurance	—	20.0	—	20.0
Total assets at fair value	$157.4	$352.8	$9.4	$519.6

Liabilities:
Commodities contracts	$165.9	$209.1	$3.7	$378.7
Foreign currency contracts	—	22.9	—	22.9
Total liabilities at fair value	$165.9	$232.0	$3.7	$401.6
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$369.3	$221.2	$148.2	$2.1	$—	$146.1
Foreign currency contracts	13.6	8.6	5.0	—	—	5.0
Total assets at fair value	$383.0	$229.8	$153.2	$2.1	$—	$151.1

Liabilities:
Commodities contracts	$301.4	$221.2	$80.3	$9.4	$—	$70.8
Foreign currency contracts	11.4	8.6	2.8	—	—	2.8
Total liabilities at fair value	$312.8	$229.8	$83.1	$9.4	$—	$73.6

	Fair Value as of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$467.6	$253.2	$214.4	$0.1	$—	$214.3
Interest rate contract	2.9	—	2.9	—	—	2.9
Foreign currency contracts	29.1	20.7	8.5	—	—	8.5
Total assets at fair value	$499.6	$273.9	$225.8	$0.1	$—	$225.6

Liabilities:
Commodities contracts	$378.7	$253.2	$125.5	$12.1	$—	$113.4
Foreign currency contracts	22.9	20.7	2.3	—	—	2.3
Total liabilities at fair value	$401.6	$273.9	$127.8	$12.1	$—	$115.6
At September 30, 2025 and December 31, 2024, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2025, one of our counterparties with a total exposure of $15.4 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held no cash collateral.
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
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2025. See Note 4. Goodwill for additional fair value disclosures related to the goodwill impairment recognized during the nine months ended September 30, 2025.
7. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $296.1 million and $168.8 million as of September 30, 2025 and December 31, 2024, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
8. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	September 30, 2025	December 31, 2024
Credit Facility (1)	$—	$—
Term loan (1)	436.8	455.3
Convertible Notes (2)	342.7	340.9
Finance leases	12.9	29.9
Other (3)	2.8	54.7
Total debt	795.4	880.8
Less: Current maturities of long-term debt and finance leases	28.8	84.0
Long-term debt	$766.6	$796.8
(1)The Fourth Amended and Restated Credit Agreement matures in April 2027 and provides for a term loan as well as a revolving credit facility of up to $1.5 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of September 30, 2025 and December 31, 2024, the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $7.3 million and $9.1 million, respectively. As of September 30, 2025 and December 31, 2024, the fair value of the Convertible Notes was estimated to be approximately $390.1 million and $395.7 million, respectively, using the Level 2 observable input of quoted market prices in an inactive market.
(3)Includes secured borrowings for the transfer of tax receivables of $50.3 million (EUR 48.5 million) as of December 31, 2024.

Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest income (expense), and other financing costs, net (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income	$2.5	$5.0	$8.8	$8.6
Interest expense and other financing costs	(28.4)	(29.0)	(83.2)	(89.0)
Interest expense and other financing costs, net	$(25.9)	$(24.0)	$(74.4)	$(80.4)
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
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $24.5 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of September 30, 2025, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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

10. Shareholders' Equity
Cash Dividends
During the nine months ended September 30, 2025, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.17, $0.20, and $0.20 per common share representing first, second and third quarter dividends of $9.6 million, $11.0 million, and $11.0 million, which were paid on April 16, 2025, July 16, 2025, and October 16, 2025, respectively. During the nine months ended September 30, 2024, the Board declared quarterly cash dividends of $0.17 per common share representing first, second and third quarter dividends of $10.1 million, $10.1 million, and $9.9 million, which were paid on April 16, 2024, July 16, 2024, and October 16, 2024, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2025	$(92.2)	$1.2	$(91.0)
Other comprehensive income (loss) before reclassifications	18.9	(8.7)	10.2
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	55.1	7.2	62.3
Balance as of September 30, 2025	$(18.2)	$(0.3)	$(18.5)

Balance as of January 1, 2024	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(0.4)	—	(0.4)
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	17.0	(8.8)	8.2
Balance as of September 30, 2024	$(143.1)	$2.0	$(141.1)
(1)During the nine months ended September 30, 2025 and 2024, cumulative translation losses were reclassified from Other comprehensive income (loss) into net income. See Note 3. Acquisitions and Divestitures for additional information.

11. Revenue from Contracts with Customers
Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Aviation	$230.9	$266.8	$724.3	$853.9
Land	12.6	17.3	63.4	96.5
Marine	903.1	1,033.9	2,602.7	3,205.7
Asia Pacific	1,146.6	1,318.0	3,390.4	4,156.2

Aviation	1,345.8	1,414.4	3,355.9	3,612.2
Land	219.4	620.9	1,197.3	2,193.7
Marine	584.3	564.1	1,521.7	1,730.2
EMEA	2,149.5	2,599.4	6,074.8	7,536.1

Aviation	892.6	867.1	2,746.9	2,894.1
Land	—	247.9	0.1	742.5
Marine	134.7	142.7	546.0	571.2
LATAM	1,027.3	1,257.7	3,293.0	4,207.8

Aviation	2,392.6	2,668.6	7,396.5	8,356.3
Land	2,307.2	2,293.2	6,570.9	6,987.9
Marine	367.0	379.7	1,142.4	1,306.9
North America	5,066.8	5,341.5	15,109.8	16,651.1

Other revenues (excluded from ASC 606) (1)	1.6	(25.6)	19.6	(143.7)

Total revenue	$9,391.8	$10,490.9	$27,887.6	$32,407.5
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of September 30, 2025 and December 31, 2024, the contract assets and contract liabilities recognized by the Company were not material.

12. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Provision for income taxes	$10.7	$14.6	$(105.8)	$27.6
Effective income tax rate	27.5%	29.5%	24.1%	14.0%
Our provision for income taxes for the three months ended September 30, 2025 includes a net discrete income tax benefit of $1.0 million, of which a tax benefit of $2.3 million primarily relates to return-to-provision and other adjustments for both domestic and foreign tax returns, partially offset by a tax expense of $1.3 million related to the changes in our reserves for uncertain tax positions.
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
Our provision for income taxes for the nine months ended September 30, 2025 includes a net discrete income tax benefit of $12.8 million, of which a tax benefit of $17.4 million relates to the Watson Fuels sale and related asset impairment charges and a net tax benefit of $2.4 million relates to changes in our reserves for uncertain tax positions and the resolution of various worldwide tax matters, partially offset by a tax expense of $2.6 million related to a valuation allowance recorded against the deferred tax assets of a foreign subsidiary and a net tax expense of $4.5 million related to return-to-provision and other adjustments.
Our provision for income taxes for the nine months ended September 30, 2024 includes a net discrete income tax expense of $2.7 million, of which a tax expense of $11.2 million relates to the tax on gain on sale of Avinode, partially offset by a net tax benefit of $9.2 million related to changes in our reserve for uncertain tax positions.
Our income tax provisions for the three and nine months ended September 30, 2025 and 2024 were calculated based on the estimated annual effective income tax rates for the 2025 and 2024 years, respectively. The actual effective income tax rate for the 2025 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
On July 4, 2025, the One Big Beautiful Bill Act was enacted in the United States. Our provision reflects the changes related to the new legislation.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through September 30, 2025, we have received final tax assessments for the 2013 through 2019 tax years of approximately $124.0 million (DKK 788.7 million), and proposed tax assessments for the 2020 and 2021 tax years of approximately $27.0 million (DKK 171.5 million), excluding interest, which would be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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

Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Three Months Ended September 30, 2025
	Aviation	Land	Marine	Total
Revenue	$4,868.1	$2,535.6	$1,988.1	$9,391.8
Segment expenses:
Cost of revenue	(4,725.3)	(2,454.2)	(1,962.7)	(9,142.2)
Compensation and related costs	(28.1)	(35.2)	(7.9)	(71.2)
Incentive compensation	(10.1)	(3.4)	(1.7)	(15.3)
Corporate allocations (1)	(9.1)	(4.1)	(5.4)	(18.7)
Depreciation and amortization	(4.2)	(8.6)	(0.3)	(13.1)
Provision for credit losses	(1.3)	(0.2)	(0.1)	(1.6)
Goodwill and other asset impairments	—	—	—	—
Restructuring charges	(0.5)	(1.2)	0.2	(1.5)
Other segment expenses (2)	(12.3)	(17.0)	(5.5)	(34.8)
Operating income - segment profit (loss)	77.1	11.7	4.7	93.6
Unallocated corporate expenses (3)				(30.7)
Interest expense and other financing costs, net				(25.9)
Other income (expense), net				1.8
Income (loss) before income taxes				$38.8

	For the Nine Months Ended September 30, 2025
	Aviation	Land	Marine	Total
Revenue	$14,247.4	$7,825.9	$5,814.3	$27,887.6
Segment expenses:
Cost of revenue	(13,851.0)	(7,598.1)	(5,726.1)	(27,175.2)
Compensation and related costs	(84.3)	(109.9)	(24.3)	(218.5)
Incentive compensation	(20.6)	(6.9)	(5.0)	(32.5)
Corporate allocations (1)	(27.9)	(11.9)	(15.8)	(55.5)
Depreciation and amortization	(12.6)	(26.4)	(0.8)	(39.9)
Provision for credit losses	(3.6)	(2.0)	(0.1)	(5.7)
Goodwill and other asset impairments	—	(411.5)	(31.6)	(443.1)
Restructuring charges	(5.3)	(9.6)	(0.6)	(15.5)
Other segment expenses (2)	(37.2)	(50.1)	(16.0)	(103.3)
Operating income - segment profit (loss)	204.9	(400.4)	(6.1)	(201.6)
Unallocated corporate expenses (3)				(87.2)
Interest expense and other financing costs, net				(74.4)
Other income (expense), net				(74.8)
Income (loss) before income taxes				$(438.0)

	For the Three Months Ended September 30, 2024
	Aviation	Land	Marine	Total
Revenue	$5,218.4	$3,151.6	$2,121.0	$10,490.9
Segment expenses:
Cost of revenue	(5,089.3)	(3,049.6)	(2,083.8)	(10,222.8)
Compensation and related costs	(26.9)	(43.5)	(8.5)	(78.9)
Incentive compensation	(8.2)	(7.0)	(3.9)	(19.0)
Corporate allocations (1)	(9.1)	(4.2)	(5.3)	(18.7)
Depreciation and amortization	(3.9)	(9.6)	(0.3)	(13.8)
Provision for credit losses	(1.0)	(0.7)	0.1	(1.6)
Goodwill and other asset impairments	—	(1.2)	—	(1.2)
Restructuring charges	—	(0.6)	—	(0.6)
Other segment expenses (2)	(11.4)	(19.9)	(4.3)	(35.6)
Operating income - segment profit (loss)	68.7	15.2	14.9	98.8
Unallocated corporate expenses (3)				(26.5)
Interest expense and other financing costs, net				(24.0)
Other income (expense), net				1.3
Income (loss) before income taxes				$49.6

	For the Nine Months Ended September 30, 2024
	Aviation	Land	Marine	Total
Revenue	$15,731.3	$9,860.6	$6,815.6	$32,407.5
Segment expenses:
Cost of revenue	(15,366.1)	(9,580.6)	(6,693.4)	(31,640.0)
Compensation and related costs	(87.0)	(132.3)	(25.1)	(244.4)
Incentive compensation	(18.8)	(10.8)	(9.6)	(39.2)
Corporate allocations (1)	(27.7)	(12.6)	(16.3)	(56.6)
Depreciation and amortization	(12.3)	(28.1)	(0.8)	(41.3)
Provision for credit losses	(1.4)	(4.3)	0.1	(5.6)
Goodwill and other asset impairments	—	(3.6)	—	(3.6)
Restructuring charges	(0.1)	(1.8)	(3.3)	(5.2)
Other segment expenses (2)	(37.1)	(57.1)	(15.2)	(109.4)
Operating income - segment profit (loss)	180.6	29.4	52.1	262.1
Unallocated corporate expenses (3)				(81.4)
Interest expense and other financing costs, net				(80.4)
Other income (expense), net				96.4
Income (loss) before income taxes				$196.7
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

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Three Months Ended September 30, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$7.5	$13.7	$0.6	$21.8	$1.8	$23.5
Capital expenditures	7.7	2.8	0.7	11.3	2.8	14.1

	For the Nine Months Ended September 30, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$22.4	$43.2	$2.3	$67.8	$5.2	$73.0
Capital expenditures	22.5	11.8	3.5	37.9	6.3	44.2

	For the Three Months Ended September 30, 2024
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$6.6	$16.0	$0.9	$23.5	$2.0	$25.5
Capital expenditures	9.3	4.3	2.2	15.7	2.5	18.2

	For the Nine Months Ended September 30, 2024
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$20.7	$45.7	$2.6	$69.1	$6.2	$75.3
Capital expenditures	25.1	16.7	4.7	46.5	3.8	50.3
(1)Total depreciation and amortization as presented includes charges classified within cost of sales and operating expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2025	December 31, 2024
Accounts receivable, net:
Aviation segment	$1,074.7	$1,166.2
Land segment	516.9	651.1
Marine segment	487.1	615.3
Total accounts receivable, net	$2,078.7	$2,432.6
Total assets:
Aviation segment	$2,563.7	$2,548.2
Land segment	2,337.8	2,970.6
Marine segment	749.7	929.6
Total reportable segment assets	5,651.3	6,448.5
Corporate and other	409.1	283.3
Total assets	$6,060.4	$6,731.8

14. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to World Kinect	$25.7	$33.5	$(334.7)	$169.2
Denominator:
Weighted average common shares for basic earnings per common share	55.6	58.8	56.2	59.5
Effect of dilutive securities	0.3	0.4	—	0.4
Weighted average common shares for diluted earnings per common share	55.9	59.2	56.2	60.0
Basic earnings (loss) per common share	$0.46	$0.57	$(5.95)	$2.84
Diluted earnings (loss) per common share	$0.46	$0.57	$(5.95)	$2.82
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.2	1.2	1.6	1.1
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
As a component of this company-wide transformation initiative, in June 2025, we launched a program intended to optimize our global finance and accounting operations. We expect to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026. As a result, we recognized restructuring charges of $10.9 million during the second and third quarters of 2025, comprised of severance and other transition costs. We expect to recognize an additional $10.1 million in transition costs and one-time charges associated with the planned initiatives during the fourth quarter of 2025 and the year ending December 31, 2026.
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our accruals for severance and other compensation cost activities as well as other transition costs as part of current and previously completed restructuring plans and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2024	$—	$1.7	$—	$0.3	$2.0
Restructuring and exit activity charges	5.3	9.6	0.6	10.4	25.9
Paid during the period	(3.2)	(6.8)	(0.4)	(7.4)	(17.9)
Accrued charges as of September 30, 2025	$2.1	$4.4	$0.2	$3.2	$10.0

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
Restructuring and Exit Activities
During the fourth quarter of 2024, we decided to take actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil. As a result of the actions taken in 2024, during the three months ended December 31, 2024, we recognized asset impairment charges of $3.1 million, wrote off accounts receivable totaling $4.4 million, and recognized additional charges for severance and other compensation costs of $1.4 million. As part of the asset rationalization initiatives, in April 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business, for total proceeds of $42.8 million (the "Watson Fuels sale"). See Note 3. Acquisitions and Divestitures for additional information.
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
As a component of this company-wide transformation initiative, in June 2025, we launched a program intended to optimize our global finance and accounting operations. We expect to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026. As a result, we recognized restructuring charges of $10.9 million during the second and third quarters of 2025, comprised of severance and other transition costs. We expect to recognize an additional $10.1 million in transition costs and one-time charges associated with the planned initiatives during the fourth quarter of 2025 and the year ending December 31, 2026. We expect this initiative to result in some initial cost savings beginning in 2026 and with increased savings in following years. Total cost savings for the five-year period from 2026 through 2030 are expected to be approximately $80 million.
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
In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core businesses, we completed our sale of the Avinode Group and our portfolio of aviation FBO software products (the "Avinode sale") during the second quarter of 2024. On September 3, 2025, we entered into a definitive agreement with Universal Weather and Aviation to acquire their Trip Support Services division (the "TSS Acquisition") for a total purchase price of approximately $220 million. See Note 3. Acquisitions and Divestitures for additional information.

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
Macroeconomic Environment
Significant uncertainty remains regarding the extent to which changes in U.S. policy will impact international trade and demand for global transportation services. Tariffs and other trade restrictions can lead to continuing uncertainty and volatility in global financial and commodity markets, declining consumer confidence, lower personal and business travel and consequent demand for our fuel products. Additionally, in recent years, inflation in the United States and other jurisdictions in which we do business increased significantly, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which generally resulted in higher costs. Inflation, however, decelerated in 2024 as supply chains stabilized.
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
We have seen some impact associated with changes in U.S. policy and trade-related uncertainty. A significant or prolonged period of trade uncertainty or high inflation could adversely impact our results. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period.
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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended September 30,
	2025	2024
Revenue	$9,391.8	$10,490.9
Cost of revenue	9,142.2	10,222.8
Gross profit	249.6	268.1
Operating expenses:
Compensation and employee benefits	112.4	122.9
General and administrative	69.5	71.8
Goodwill and other asset impairments	—	1.2
Restructuring charges	4.9	—
Total operating expenses	186.8	195.8
Income (loss) from operations	62.9	72.3
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(25.9)	(24.0)
Other income (expense), net	1.8	1.3
Total non-operating income (expense), net	(24.0)	(22.6)
Income (loss) before income taxes	38.8	49.6
Provision for income taxes	10.7	14.6
Net income (loss) including noncontrolling interest	28.1	35.0
Net income (loss) attributable to noncontrolling interest	2.4	1.5
Net income (loss) attributable to World Kinect	$25.7	$33.5

Basic earnings (loss) per common share	$0.46	$0.57

Diluted earnings (loss) per common share	$0.46	$0.57
Revenue. Our consolidated revenue for the three months ended September 30, 2025 was $9.4 billion, a decrease of $1.1 billion, or 10%, compared to the three months ended September 30, 2024, attributable to decreased revenue of $616.0 million, $350.3 million, and $132.8 million in our land, aviation, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended September 30, 2025 was $249.6 million, a decrease of $18.5 million, or 7%, compared to the three months ended September 30, 2024, attributable to decreased gross profit of $20.6 million and $11.7 million in our land and marine segments, respectively, partially offset by increased gross profit of $13.8 million in our aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended September 30, 2025 were $186.8 million, a decrease of $9.1 million, or 5%, compared to the three months ended September 30, 2024. The decrease in operating expenses was primarily attributable to lower compensation and employee benefit costs and general and administrative expenses primarily driven by the sales of Brazil and Watson Fuels, partially offset by increased restructuring charges, as discussed in Note 15. Restructuring and Exit Activities.
Non-Operating Income (Expense), net. For the three months ended September 30, 2025, we had net non-operating expense of $24.0 million compared to net non-operating expense of $22.6 million for the three months ended September 30, 2024. The increase in non-operating expense of $1.4 million during the three months ended September 30, 2025 was primarily attributable to an increase in foreign currency losses.

Income Taxes. For the three months ended September 30, 2025, we recognized an income tax expense of $10.7 million, compared to income tax expense of $14.6 million for the three months ended September 30, 2024. The decrease of $4.0 million was primarily attributable to changes in the discrete tax expense. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of our aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2025	2024	Change
Revenue	$4,868.1	$5,218.4	$(350.3)

Gross profit	$142.8	$129.0	$13.8
Operating expenses	65.7	60.3	5.3
Income (loss) from operations	$77.1	$68.7	$8.4

Operational metrics:
Aviation segment volumes (gallons)	1,829.1	1,904.6	(75.5)
Aviation segment average price per gallon	$2.42	$2.53	$(0.11)
Revenues in our aviation segment were $4.9 billion for the three months ended September 30, 2025, a decrease of $350.3 million, or 7%, compared to the three months ended September 30, 2024. The decrease in revenue was driven by lower average prices and a decrease in volume. Average jet fuel price per gallon sold decreased by 4%. Total aviation volumes decreased by 75.5 million gallons, or 4%, to 1.8 billion gallons, driven largely by a reduction in lower margin activity.
Aviation segment gross profit for the three months ended September 30, 2025 was $142.8 million, an increase of $13.8 million, or 11%, compared to the three months ended September 30, 2024. The increase in gross profit was primarily attributable to higher profit contribution from our operated airport locations in Europe, increased government sales, and our business and general aviation activities.
Income from operations in our aviation segment for the three months ended September 30, 2025 was $77.1 million, an increase of $8.4 million, or 12%, compared to the three months ended September 30, 2024, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to an increase in incentive compensation costs.
Land Segment Results of Operations
The following provides a summary of our land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2025	2024	Change
Revenue	$2,535.6	$3,151.6	$(616.0)

Gross profit	$81.4	$101.9	$(20.6)
Operating expenses	69.6	86.8	(17.1)
Income (loss) from operations	$11.7	$15.2	$(3.4)

Operational metrics:
Land segment volumes (gallons) (1)	1,382.5	1,495.6	(113.1)
Land segment average price per gallon	$1.83	$2.11	$(0.27)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.

Revenues in our land segment were $2.5 billion for the three months ended September 30, 2025, a decrease of $616.0 million, or 20%, compared to the three months ended September 30, 2024. The decrease in revenue was driven by lower average fuel prices and a decrease in volume. Average fuel prices decreased by 13%. Total volumes decreased by 113.1 million, or 8%, to 1.4 billion gallons or gallon equivalents, primarily attributable to the sale of Watson Fuels and our fuel business in Brazil.
Land segment gross profit for the three months ended September 30, 2025 was $81.4 million, a decrease of $20.6 million, or 20%, compared to the three months ended September 30, 2024. The decrease in gross profit was primarily attributable to lower profit contribution from our liquid fuel business in North America, principally as a result of unfavorable market conditions, the Watson Fuels sale and the sale of our fuel business in Brazil, as well as the exit from certain North American land operations during the fourth quarter of 2024.
Income from operations in our land segment for the three months ended September 30, 2025 was $11.7 million, a decrease of $3.4 million, or 23%, compared to the three months ended September 30, 2024, driven by the decrease in gross profit discussed above, partially offset by a decrease in operating expenses. The decrease in operating expenses was primarily attributable to reduced operating expenses associated with the sale of Watson Fuels in the second quarter of 2025 and the sale of our fuel business in Brazil. In addition, compensation and employee benefit costs were lower as a result of the 2025 Restructuring Plan initiatives.
Marine Segment Results of Operations
The following provides a summary of our marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended September 30,
	2025	2024	Change
Revenue	$1,988.1	$2,121.0	$(132.8)

Gross profit	$25.5	$37.2	$(11.7)
Operating expenses	20.7	22.2	(1.5)
Income (loss) from operations	$4.7	$14.9	$(10.2)

Operational metrics:
Marine segment volumes (metric tons)	4.1	4.0	0.1
Marine segment average price per metric ton	$489.90	$536.83	$(46.93)
Revenues in our marine segment were $2.0 billion for the three months ended September 30, 2025, a decrease of $132.8 million, or 6%, compared to the three months ended September 30, 2024. The decrease in revenue was driven by lower average fuel prices, partially offset by an increase in volume. The average price per metric ton of bunker fuel sold decreased by 9%. Total volumes increased by 0.1 million metric tons, or 3%, to 4.1 million.
Marine segment gross profit for the three months ended September 30, 2025 was $25.5 million, a decrease of $11.7 million, or 32%, principally due to lower bunker fuel prices and further reduced market volatility, as well as a lower profit contribution from certain physical locations.
Income from operations in our marine segment for the three months ended September 30, 2025 was $4.7 million, a decrease of $10.2 million, or 68%, compared to the three months ended September 30, 2024, driven by the decrease in gross profit discussed above, partially offset by a decrease in operating expenses. The decrease in operating expenses was primarily attributable to lower incentive compensation costs.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2025	2024
Revenue	$27,887.6	$32,407.5
Cost of revenue	27,175.2	31,640.0
Gross profit	712.4	767.5
Operating expenses:
Compensation and employee benefits	323.0	357.7
General and administrative	209.2	219.7
Goodwill and other asset impairments	443.1	3.6
Restructuring charges	25.9	5.7
Total operating expenses	1,001.2	586.7
Income (loss) from operations	(288.8)	180.7
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(74.4)	(80.4)
Other income (expense), net	(74.8)	96.4
Total non-operating income (expense), net	(149.2)	16.0
Income (loss) before income taxes	(438.0)	196.7
Provision for income taxes	(105.8)	27.6
Net income (loss) including noncontrolling interest	(332.2)	169.1
Net income (loss) attributable to noncontrolling interest	2.5	(0.1)
Net income (loss) attributable to World Kinect	$(334.7)	$169.2

Basic earnings (loss) per common share	$(5.95)	$2.84

Diluted earnings (loss) per common share	$(5.95)	$2.82
Revenue. Our consolidated revenue for the nine months ended September 30, 2025 was $27.9 billion, a decrease of $4.5 billion, or 14%, compared to the nine months ended September 30, 2024, attributable to decreased revenue of $2.0 billion, $1.5 billion, and $1.0 billion in our land, aviation, and marine segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the nine months ended September 30, 2025 was $712.4 million, a decrease of $55.0 million, or 7%, compared to the nine months ended September 30, 2024, attributable to decreased gross profit of $52.2 million and $34.0 million in our land and marine segments, respectively, partially offset by increased gross profit of $31.2 million in our aviation segment, as discussed further below.
Operating Expenses. Total operating expenses for the nine months ended September 30, 2025 were $1.0 billion, an increase of $414.5 million, or 71%, compared to the nine months ended September 30, 2024. The increase in operating expenses was primarily attributable to goodwill and other asset impairment charges of $443.1 million recognized during the nine months ended September 30, 2025, as discussed in Note 4. Goodwill and Note 6. Fair Value Measurements, and increased restructuring charges, as discussed in Note 15. Restructuring and Exit Activities. These increases were partially offset by lower compensation and employee benefit costs and general and administrative expenses primarily driven by the sales of Avinode, Brazil, and Watson Fuels, as well as reduced compensation costs associated with cost reduction initiatives as part of our restructuring program.
Non-Operating Income (Expense), net. For the nine months ended September 30, 2025, we had net non-operating expense of $149.2 million compared to net non-operating income of $16.0 million for the nine months ended September 30, 2024. The increase in non-operating expense of $165.2 million during the nine months ended September 30, 2025 was primarily attributable to the $81.7 million loss on the sale of Watson Fuels during the nine months ended September 30, 2025 compared to the $96.0 million gain recognized on the sale of Avinode during the nine months ended September 30, 2024, as discussed in Note 3. Acquisitions and Divestitures, partially offset by a decrease in interest expense, driven by a decrease in our average interest rates and daily borrowings.

Income Taxes. For the nine months ended September 30, 2025, we recognized income tax benefit of $105.8 million, compared to income tax expense of $27.6 million for the nine months ended September 30, 2024. The decrease of $133.4 million was primarily attributable to lower income before income taxes as well as changes in the mix of our worldwide earnings, in addition to a net discrete tax benefit of $12.8 million as compared to a net discrete tax expense of $2.7 million for the nine months ended September 30, 2024. See Note 12. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of our aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue	$14,247.4	$15,731.3	$(1,483.9)

Gross profit	$396.4	$365.2	$31.2
Operating expenses	191.5	184.5	6.9
Income (loss) from operations	$204.9	$180.6	$24.3

Operational metrics:
Aviation segment volumes (gallons)	5,385.3	5,402.7	(17.4)
Aviation segment average price per gallon	$2.41	$2.70	$(0.30)
Revenues in our aviation segment were $14.2 billion for the nine months ended September 30, 2025, a decrease of $1.5 billion, or 9%, compared to the nine months ended September 30, 2024. The decrease in revenue was driven by lower average prices. Average jet fuel price per gallon sold decreased by 11%. Total aviation volumes were relatively flat compared to the nine months ended September 30, 2024.
Our aviation segment gross profit for the nine months ended September 30, 2025 was $396.4 million, an increase of $31.2 million, or 9%, compared to the nine months ended September 30, 2024. The increase in gross profit was primarily attributable to higher profit contribution from our operated airport locations in Europe, increased government sales, and our business and general aviation activities, partially offset by a decrease in gross profit attributable to the Avinode sale, which closed during the second quarter of 2024.
Income from operations in our aviation segment for the nine months ended September 30, 2025 was $204.9 million, an increase of $24.3 million, or 13%, compared to the nine months ended September 30, 2024, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to higher general and administrative and compensation costs associated with increased business and general aviation activity, increased restructuring charges as discussed in Note 15. Restructuring and Exit Activities, and a higher provision for credit losses compared to the nine months ended September 30, 2024, which benefited from the recovery of a receivable previously written off as uncollectible. These increased expenses were partially offset by lower compensation and general and administrative expenses associated with the Avinode sale.

Land Segment Results of Operations
The following provides a summary of our land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue	$7,825.9	$9,860.6	$(2,034.7)

Gross profit	$227.8	$280.1	$(52.2)
Operating expenses	628.3	250.7	377.6
Income (loss) from operations	$(400.4)	$29.4	$(429.8)

Operational metrics:
Land segment volumes (gallons) (1)	4,220.0	4,542.9	(322.9)
Land segment average price per gallon	$1.85	$2.17	$(0.32)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $7.8 billion for the nine months ended September 30, 2025, a decrease of $2.0 billion, or 21%, compared to the nine months ended September 30, 2024. The decrease in revenue was driven by lower average fuel prices and a decrease in volumes. Average fuel prices decreased by 15%. Total volumes decreased by 322.9 million, or 7%, to 4.2 billion gallons or gallon equivalents, primarily attributable to the sale of Watson Fuels and our fuel business in Brazil.
Our land segment gross profit for the nine months ended September 30, 2025 was $227.8 million, a decrease of $52.2 million, or 19%, compared to the nine months ended September 30, 2024. The decrease in gross profit was primarily driven by lower profit contributions from our liquid fuel business in North America, principally as a result of unfavorable market conditions, as well as our power business in Europe, the Watson Fuels sale, which closed during the second quarter of 2025, and the exit from certain North American land operations during the fourth quarter of 2024. These decreases were partially offset by higher profit contributions from our natural gas business in North America, driven by increased price volatility.
Loss from operations in our land segment for the nine months ended September 30, 2025 was $400.4 million compared to income from operations of $29.4 million for the nine months ended September 30, 2024. In addition to the decrease in gross profit discussed above, operating expenses increased principally related to goodwill and other asset impairment charges recognized during the nine months ended September 30, 2025, as discussed in Note 4. Goodwill and Note 6. Fair Value Measurements, and restructuring charges, as discussed in Note 15. Restructuring and Exit Activities, partially offset by reduced operating expenses associated with the sale of Watson Fuels in the second quarter of 2025 and the sale of our fuel business in Brazil. In addition, compensation and employee benefit costs were lower as a result of the 2025 Restructuring Plan initiatives.
Marine Segment Results of Operations
The following provides a summary of our marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Nine Months Ended September 30,
	2025	2024	Change
Revenue	$5,814.3	$6,815.6	$(1,001.3)

Gross profit	$88.2	$122.2	$(34.0)
Operating expenses	94.3	70.1	24.2
Income (loss) from operations	$(6.1)	$52.1	$(58.2)

Operational metrics:
Marine segment volumes (metric tons)	11.6	12.4	(0.8)
Marine segment average price per metric ton	$499.28	$547.80	$(48.52)

Revenues in our marine segment were $5.8 billion for the nine months ended September 30, 2025, a decrease of $1.0 billion, or 15%, compared to the nine months ended September 30, 2024. The decrease in revenue was driven by a lower average prices and a decrease in volume. The average price per metric ton of bunker fuel sold decreased by 9%. Total volumes decreased by 0.8 million metric tons, or 6%, to 11.6 million primarily due to lower demand in our resale businesses driven in part by continued market uncertainty with respect to international trade.
Our marine segment gross profit for the nine months ended September 30, 2025 was $88.2 million, a decrease of $34.0 million, or 28%, principally due to lower bunker fuel prices and further reduced market volatility, as well as a lower profit contribution from certain physical locations and an unfavorable transaction tax settlement recognized in the second quarter of 2025.
Loss from operations in our marine segment for the nine months ended September 30, 2025 was $6.1 million compared to income from operations of $52.1 million for the nine months ended September 30, 2024. In addition to the decrease in gross profit discussed above, operating expenses increased primarily as a result of asset impairment charges recognized during the nine months ended September 30, 2025, as discussed in Note 6. Fair Value Measurements, partially offset by a reduction in incentive compensation costs and lower restructuring charges.
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
Based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2025 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued and the foreseeable future thereafter.
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

See Note 8. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Receivables Purchase Agreements. We also have accounts receivable programs under receivables purchase agreements ("RPAs") that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less an associated fee, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the third quarter of 2025, we amended one of our RPAs to extend the term of the agreement and reduce the overall fee structure.
See Note 2. Accounts Receivable for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. With the exception of the TSS Acquisition discussed below, there were no material changes in our expected future uses of liquidity from December 31, 2024 to September 30, 2025. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2024 10-K Report.
Trip Support Services Acquisition. On September 3, 2025, we entered into a definitive agreement with Universal Weather and Aviation to acquire their Trip Support Services division for a total purchase price of approximately $220 million, with $160 million of cash payable at closing, expected to be during the fourth quarter of 2025, and $60 million payable over four years from the closing date. See Note 3. Acquisitions and Divestitures for additional information.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2025 and 2024 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows in this Quarterly Report on Form 10-Q.

	For the Nine Months Ended September 30,
	2025	2024
Net cash provided by (used in) operating activities	$258.7	$139.6
Net cash provided by (used in) investing activities	(4.8)	98.9
Net cash provided by (used in) financing activities	(163.7)	(162.6)
Operating Activities. For the nine months ended September 30, 2025, net cash provided by operating activities was $258.7 million, compared to $139.6 million net cash provided during the nine months ended September 30, 2024. The $119.1 million increase in operating cash flows was principally due to increased cash provided by our accounts payable and accounts receivable, inclusive of cash provided by our RPA activity, driven by the declining price environment during the nine months ended September 30, 2025, as well as cash provided by the collection of transaction tax refunds during the nine months ended September 30, 2025. These increased cash flows were partially offset by cash used in our derivative activities, driven by increased collateral requirements, and income tax payments.
Investing Activities. For the nine months ended September 30, 2025, net cash used in investing activities was $4.8 million, compared to net cash provided of $98.9 million during the nine months ended September 30, 2024. The net cash used in investing activities for the nine months ended September 30, 2025 was primarily driven by capital expenditures of $44.2 million and asset acquisitions of $13.3 million, partially offset by $23.4 million net proceeds from the Watson Sale and $27.1 million of cash received from the net repayment of notes receivable. Net cash provided by investing activities for the nine months ended September 30, 2024 was primarily driven by net proceeds of $200.1 million from the Avinode sale, as discussed in Note 3. Acquisitions and Divestitures, partially offset by capital expenditures of $50.3 million and the issuance of notes receivable of $47.9 million.
Financing Activities. For the nine months ended September 30, 2025, net cash used in financing activities was $163.7 million compared to net cash used of $162.6 million for the nine months ended September 30, 2024. The net cash used in financing activities for the nine months ended September 30, 2025 was principally attributable to net repayments of debt of $80.7 million driven by the repayment of secured borrowings associated with the transfer of transaction taxes as well as net repayments under our Credit Facility, repurchases of common stock of $45.0 million, and dividend payments of $30.3 million. Net cash used in financing activities for the nine months ended September 30, 2024 was primarily attributable to repurchases of common stock of $57.4 million, payments of deferred consideration related to prior acquisitions of $51.3 million, dividend payments of $28.6 million, and net repayments under our Credit Facility of $15.6 million.
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
The assumptions used in these assessments, particularly the expected growth rates, the profitability embedded in the projected cash flows provided by our legacy and newly acquired businesses, the discount rate and the market-based multiples, are defined based on available information as of the testing date considering current market volatility and geopolitical risks. When testing goodwill at our reporting units, we also consider the volatility in the Company's market capitalization and evaluate the potential impact that this volatility may have on the estimated fair value of our reporting units. As a result, we recognized a goodwill impairment charge of $359.0 million, which represents a partial impairment of goodwill in our land reporting unit. As of September 30, 2025, the remaining goodwill balances in our land and aviation reporting units were $471.0 million and $354.5 million, respectively. If our actual results differ significantly from the assumptions used to determined the fair value of the reporting unit, such impact could potentially result in additional goodwill impairment charges in future periods.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2024. Please refer to Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of our 2024 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of September 30, 2025, see Note 5. Derivative Instruments.

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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended September 30, 2025.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On March 16, 2020, we announced that our Board approved a stock repurchase program authorizing $200.0 million in common stock repurchases. On September 9, 2024, we announced that our Board approved an additional stock repurchase program authorizing $200.0 million in common stock repurchases. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of September 30, 2025, approximately $191.7 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors. We did not repurchase any shares during the third quarter of 2025.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2025	World Kinect Corporation

/s/ Michael J. Kasbar
Michael J. Kasbar
Chairman and Chief Executive Officer

/s/ Ira M. Birns
Ira M. Birns
President and Chief Financial Officer