Form 10-K
period 2025-12-31
WORLD KINECT CORP
filed 2026-02-24
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the market price at which the common equity was last sold was $1.525 billion.
The registrant had a total of 51,278,990 shares of common stock, par value $0.01 per share, issued and outstanding as of February 13, 2026.
Documents Incorporated By Reference
Portions of the registrant’s proxy statement relating to its 2026 Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, are incorporated by reference to the extent set forth in Part III, Items 10-14 of this Annual Report on Form 10-K.

PART I
Item 1. Business
Overview
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10-K ("2025 10-K Report") as "World Kinect," "we," "our," and "us."
We are a global energy management company offering fulfillment and related services to customers across the aviation, marine, and land transportation sectors. We also supply natural gas along with a complementary suite of sustainability-related products and services.
We conduct our operations through numerous locations both within the United States ("U.S.") and throughout various foreign jurisdictions. Our principal executive office is located at 9800 N.W. 41st Street, Miami, Florida 33178 and our telephone number at this address is 305‑428‑8000. Our internet address is www.world-kinect.com and the investor relations section of our website is located at ir.world-kinect.com. We make available free of charge, on or through the investor relations section of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), with the Securities and Exchange Commission ("SEC") as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Also posted on our website are our Code of Conduct ("Code of Conduct"), Board of Directors’ committee charters and Corporate Governance Principles. Our website and information contained on our website are not part of this 2025 10-K Report and are not incorporated by reference in this 2025 10-K Report.
A reference to a "Note" herein refers to the accompanying Notes to the Consolidated Financial Statements within Part IV. Item 15. – Notes to the Consolidated Financial Statements included in this 2025 10-K Report.
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
Aviation Segment
We provide global aviation fuel supply and comprehensive service solutions to major commercial, international, and regional airlines, cargo carriers, airports, fixed-based operators, corporate fleets, and charter and fractional operators. Our aviation-related service offerings include fuel management, ground handling, 24/7 global dispatch services, and trip support services, including flight planning and scheduling. We also supply fuel and provide services to U.S. and foreign government and military customers.
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
Land Segment
In our land segment, we sell liquid fuels, natural gas, and related products and services to commercial, industrial, and government customers, as well as retail fuel outlets under long-term contracts. Our typical customers include commercial and industrial enterprises in the transportation, manufacturing, mining, and construction industries. We typically serve as a reseller, where we purchase fuel from a supplier and contemporaneously resell it to our customers through contract and spot sales and using our cardlock network. We primarily conduct these activities throughout North America.
As discussed in "Restructuring and Exit Activities" in Part II. Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations, management has initiated actions to execute a plan to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy.
Going forward, we intend to focus the land segment on our higher margin and more ratable cardlock and retail activities, as well as our natural gas business, that we believe will deliver improved operating leverage, stronger cash flow, and more predictable returns on capital.
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
In our marine segment, we serve primarily as a reseller, where we take delivery for fuel purchased from our supplier at the same place and time as the fuel is sold to our customer. We also sell fuel from our inventory, which we maintain in storage facilities that we own or lease. In certain cases, we serve as a broker and are paid a commission for negotiating the fuel purchase transaction between a supplier and an end-user, as well as for expediting delivery of the fuel. The majority of our marine segment activity consists of spot sales under which our cost of fuel is generally tied to spot pricing, market-based formulas, or government-regulated prices. We also contract with third parties to provide various services for our customers, including fueling of vessels in ports and at sea and transportation and delivery of fuel and fuel-related products. Through collaboration with suppliers, customers and other industry participants, we are actively working to identify lower carbon alternatives and solutions that will facilitate the ability of our maritime industry counterparties to achieve their energy transition objectives.
Competitors
We operate globally across industries that are highly fragmented with numerous competitors. Our competitors range from large multinational corporations, which have significantly greater capital resources than us, to relatively small and specialized firms that compete with us in a particular line of business. In our fuel distribution activities, we compete with major oil companies that market fuel and other energy products directly to large commercial airlines, shipping companies, distributors, resellers and other commercial and industrial customers. We compete, among other things, on the basis of service, convenience, reliability, availability of trade credit and price. We believe that our extensive market knowledge, worldwide footprint, logistics expertise and support, the use of price risk management offerings, and value-added benefits, including single-supplier convenience, fuel quality control and fuel procurement outsourcing, give us the ability to compete effectively in the markets that we serve.
Seasonality
Our operating results can be subject to seasonal variability resulting from numerous factors. Our results for the second and third quarters of the year have historically been stronger for our aviation segment as a result of demand changes related to seasonal travel. In the land segment, while our results for the fourth and first quarters of the year have historically been stronger as a result of weather patterns, we expect less seasonal impact following the completion of our exit activities as discussed in "Restructuring and Exit Activities" in Part II. Item 7. – Management's Discussion and Analysis of Financial Condition and Results of Operations.

Governmental Regulation
Environment
Supplying fuel safely and securely is a top priority. We monitor and manage our operations through processes and procedures designed to avoid and minimize our impacts on the environment. Our business activities are subject to numerous federal, state, local and international laws, treaties, regulations and administrative requirements, including those relating to the sale, blending, storage, transportation, delivery and disposal of fuel and the collection, transportation, processing, storage, use and disposal of hazardous substances and wastes. For example, U.S. federal and state environmental laws applicable to us include statutes that: (i) allocate the cost of remedying contamination among specifically identified parties; (ii) impose ambient standards and, in some cases, emission standards, for air pollutants that may present a risk to public health or welfare; (iii) govern the management, treatment, storage and disposal of hazardous wastes; and (iv) regulate the discharge of pollutants into waterways. International treaties also prohibit the discharge of petroleum products at sea.
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
From time to time, we are subject to legal and administrative actions governing the investigation and remediation of contamination, spills, or other environmental effects from current and past operations. The penalties for violations of environmental laws can include injunctive relief; administrative, civil or criminal penalties; recovery of damages for injury to air, water or property; and third-party damages. Some environmental laws may also impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. See Item 1A. – Risk Factors.
Climate Change and Sustainability
Climate change continues to be an area of focus at the local, national and international levels. As a result, a number of countries have adopted, or are considering the adoption of, regulatory frameworks to reduce greenhouse gas ("GHG") emissions. In the U.S., the U.S. Environmental Protection Agency ("EPA") has adopted rules requiring the reporting of GHG emissions by petroleum product suppliers and facilities meeting certain annual emissions thresholds and regulating emissions from major sources of GHGs under the Clean Air Act. In addition, several states and geographic regions in the U.S. have also adopted legislation and regulations to reduce emissions of GHGs, such as California, Oregon and Washington, which have formally enacted cap-and-trade programs and low carbon fuel standard ("LCFS") obligations. Other states are also considering the adoption of LCFSs, with New Mexico authorizing a Clean Transportation Fuel Standard that is expected to go into effect by July 1, 2026.
U.S. federal law and policy continues to evolve. The U.S. signed the Paris Agreement in April 2016, withdrew in August 2017, rejoined in January 2021 and then withdrew again in January 2025. In August 2022, the Inflation Reduction Act of 2022 (the "IRA") was signed into law, appropriating significant federal funding for renewable energy initiatives and imposing a fee on methane emissions from certain facilities in the oil and natural gas sector. However, the emissions fee was overturned by a joint congressional resolution in February 2025. In July 2025, the One, Big, Beautiful Bill Act ("OBBBA") was signed into law, substantially modifying and extending certain IRA tax provisions. Additionally, while the SEC adopted climate-change related disclosure requirements in March 2024, the SEC stayed its rules and voted to withdraw its defense of such rules in pending litigation in March 2025. In February

2026, the Trump administration moved to rescind the EPA’s 2009 "endangerment finding" under the Clean Air Act, eliminating the legal basis for regulating greenhouse gases and rolling back certain climate rules. As a result of these and other developments, the scope and implementation of climate-related disclosure obligations, greenhouse gas regulation, and federal tax incentives for renewable and low-carbon energy projects have shifted and remain subject to ongoing legal, regulatory, and legislative developments.
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
Regulatory requirements related to environmental, social and governance ("ESG") or sustainability reporting have been adopted and may continue to be introduced in various jurisdictions. The E.U.'s Corporate Sustainability Reporting Directive was adopted in December 2022, although a December 2025 amendment delayed its application, simplified its reporting requirements and significantly narrowed the scope of subject companies. California has enacted the Climate Corporate Data Accountability Act, with initial emissions data reports due in August 2026, and the Climate Related Financial Risk Act, which is subject to a preliminary injunction issued in the Ninth Circuit in November 2025, that will, if implemented, require reporting of climate-related financial risks. California has also enacted the Voluntary Carbon Market Disclosures Act, which requires companies that operate within the state and make certain climate-related claims to provide enhanced disclosure around the achievement of such claims. Given these evolving policy changes across jurisdictions, we anticipate continued movement in ESG matters worldwide, but the ultimate scope, timing, and assurance requirements applicable to us and our value chain remain uncertain.
Although the ultimate impact of these or other future measures is difficult to accurately predict, additional legislation or regulations could impose significant additional costs on us, our suppliers, vendors and customers, or could adversely affect demand for our energy products. The potential increase in our operating costs could include additional costs to operate and maintain our facilities, such as installing new infrastructure or technology to respond to new mandates, or paying taxes or fees related to our GHG emissions, among others. Furthermore, changes in regulatory policies or increased awareness and any adverse publicity in the global marketplace about potential impacts on climate change by us, or other companies in our industry, could result in a reduction in the demand for hydrocarbon products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. See Item 1A. – Risk Factors.
Other Regulations
As a global organization with customers and operations around the world, we are subject to an often complicated, multi-jurisdictional matrix of laws, regulations and policies that govern international trade, including laws relating to anti-corruption, anti-money-laundering, export controls, economic sanctions, anti-boycott rules, currency exchange controls and transfer pricing rules. These laws, regulations and policies continue to evolve and often become more stringent over time. Changes to trade policies, including the imposition of tariffs and retaliatory tariffs or other trade measures, or the renegotiation of existing trade arrangements with the U.S. or countries where we have significant sales, procure products, or recruit and employ employees, could impact our business. As a result of the military conflict in Eastern Europe, countries in which we operate have imposed economic sanctions, export controls, and other trade restrictions on Russia and Belarus and other individuals and entities with connections to the Russian and Belarusian nations. Violations of these laws, regulations and policies can result in significant penalties and civil and criminal liabilities.
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
Due to the complex and technical nature of many of these laws and regulations, inadvertent violations may occur. If we fail to comply with these laws or regulations for any reason, in addition to any regulatory, civil, or criminal penalties imposed, we would be required to correct or implement measures to prevent a recurrence of any violations, which could increase our operating costs. See Item 1A. – Risk Factors for additional information regarding the impacts of government regulation on our business.
Human Capital Resources
At World Kinect, we believe that our people's passion and expertise are what differentiates us, and we are deeply committed to investing in their growth and success. Our comprehensive approach to serving our workforce includes our commitment to promoting an inclusive environment, as well as focusing on our employees' growth and development, health and safety, and overall well-being. The following charts provide information about our global workforce as of December 31, 2025:

Gender Workforce Representation
Female
Male
64%
37%
49%
51%
63%
37%
50%
50%
Total
Corporate
Total
Corporate
Global Workforce
US Workforce

Health and Safety
As a global energy management company, we continually seek to minimize the impact of our operations and ensure the health and safety of our employees, contractors, customers, suppliers and the communities in which we operate. We are actively striving to promote best practices within the transportation industry and are closely involved in developing, setting, and maintaining health, safety and environment ("HSE") industry standards. We have established a set of "Rules to Live By" to help strengthen our existing Integrated Management System and promote appropriate safety behaviors and practices that we believe are vital to preventing workplace incidents.
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
Representing a Global Workforce
We recognize that representative, talented teams, across all levels and areas of our organization, are a key part of our success. We continue to strengthen our talent pipelines, hone our hiring processes, and are committed to competitive and transparent pay to attract and retain talent. In this regard, we are working on increasing transparency across our company, particularly around our talent recruitment, development and retention efforts and conducting comprehensive assessments of the strengths and growth opportunities for our employees.

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
Forward-Looking Statements
This 2025 10-K Report and the information incorporated by reference in it, or made by us in other reports, filings with the SEC, press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "will be," "will continue," "plan," "ability," "achieve," "can," "forecast," "grow," "intend," "may," "potential," "predict," "remain," "seek," "strategy," "target," or words or phrases of similar meaning. Specifically, this 2025 10-K Report includes forward-looking statements regarding (i) expectations regarding macroeconomic conditions, including inflation and its impact on us, (ii) conditions in the aviation, land, and marine markets and their impact on our business, (iii) growth in our core businesses, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy, (vii) our acquisitions, divestitures, restructurings and other strategic transactions (viii) global trade trends and patterns, including the impact of tariffs, and (ix) estimates regarding the financial impact of our derivative and other trading contracts. Our forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Important factors that could cause actual results to differ materially from the results and events anticipated or implied by such forward-looking statements include, but are not limited to:
•the imposition of tariffs or retaliatory tariffs and other trade measures, or renegotiation of existing trade arrangements;
•customer and counterparty creditworthiness and our ability to collect accounts receivable and settle derivative contracts;
•changes in the market prices of, or an unexpected shortage or disruption in the supply of, energy or commodities or extremely high or low fuel prices that continue for an extended period of time;
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

•changes in the political, economic or regulatory environment generally and in the markets in which we operate, including as a result of the current conflicts in Eastern Europe and the Middle East, and uncertainty in Venezuela;
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
•our ability to effectively integrate and derive benefits from acquired businesses or fully realize the anticipated benefits of our acquisitions, divestitures and other strategic transactions;
•our ability to effectively complete divestitures in accordance with anticipated timing;
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
•the proliferation of alternative fuel which could result in lower global demand for certain energy sources;
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
•pandemics, terrorism, power outages, and other events that could impact demand for fuel;
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
•changes in multilateral conventions, treaties, tariffs and trade measures or other arrangements between or among sovereign nations;
•our ability to comply with U.S. and international laws and regulations, including those related to anti-corruption, economic sanction programs and environmental matters;
•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and

•other risks, including those described in Item 1A. – Risk Factors in this 2025 10-K Report and those described from time to time in our other filings with the SEC.
We operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all of those risks, nor can we assess the impact of all of those risks on our business or the extent to which any factor may cause actual results to differ materially from those contained in any forward-looking statement. Further, forward-looking statements speak only as of the date they are made, and unless required by law, we expressly disclaim any obligation or undertaking to publicly update any of them in light of new information, future events, or otherwise. Any public statements or disclosures by us following this report that modify or impact any of the forward-looking statements contained in or accompanying this 2025 10-K Report will be deemed to modify or supersede such forward-looking statements.
For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act.
Item 1A. Risk Factors
You should carefully consider each of the following risks and all the other information contained in this 2025 10-K Report in evaluating us and our common stock. Although the risks are organized by headings, and each risk is discussed separately, many are interrelated. Our business, financial condition, results of operations and cash flows could be materially and adversely affected by these risks, and, as a result, the trading price of our common stock could decline. We have in the past been adversely affected by certain of, and may in the future be affected by, these risks.
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
Energy and commodity prices and supply are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for petroleum products and availability of alternatives, including the technological developments necessary to create alternatives; oil production levels set and maintained by the Organization of the Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the ongoing military conflicts in Eastern Europe and the Middle East, and uncertainty in Venezuela, and threatened or actual acts of terrorism, war or civil unrest; the imposition of tariffs in the U.S. and retaliatory tariffs and trade measures in response thereto; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources, such as the E.U.'s sustainable aviation fuel mandate on fuel supplied at E.U. airports, or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters, which may be exacerbated by climate change.

As described above, we extend credit to many of our customers in connection with their purchase of fuel and services from us. During periods of high fuel prices, our customers may not be able to purchase the same volumes of fuel from us because of their financial credit limits with us. An inability to purchase fuel from us or other suppliers can have an adverse impact on their business, causing them to be unable to make payments owed to us for fuel they previously purchased on credit and potentially resulting in their insolvency. In addition, high fuel prices can impact our own credit limits with our suppliers, preventing us from purchasing enough fuel to meet customer demand unless we provide additional credit support for fuel purchases, such as letters of credit, bank guarantees or prepayments, any of which could adversely impact our liquidity and increase our working capital costs.
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
Our business is focused on the marketing of energy and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles and other global events. Weak economic conditions that have a negative impact on our customers' business have in the past and may in the future have an adverse effect on our business. Additionally, our business and that of our customers has been or may in the future be adversely impacted by political instability, terrorist activities, piracy, military action, transportation, terminal or pipeline capacity constraints, pandemics, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the availability of fuel, which may negatively impact sales of our products and services. Certain of our customers are affected by variations in demand for business and leisure travel. Business travel is impacted by increased use of conferencing and collaboration technology, increased remote work and cost-driven business travel limitations, while leisure travel demand is impacted by reductions in consumer discretionary income and other economic factors. Our customers may also choose to reduce the amount of fuel they consume in their operations. For example, our customers in the shipping industry may elect to sail their vessels at reduced speeds, known as "slow steaming," to conserve fuel and reduce emissions. Additionally, political or governmental developments or global health concerns or crises, including pandemics and climate change, in the countries in which we or our customers operate could result in social, economic or labor instability. Further, personnel or other shortages can impact our customers’ ability to meet demand, which may in turn adversely affect their demand for our fuel products. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
Our business may also be adversely affected by consolidation in the aviation, land or marine transportation industries, which may reduce the number of customers that purchase our products and services. Larger shipping companies and airlines often have greater leverage and have a greater ability to buy directly from major oil companies and suppliers. Accordingly, this can negatively impact our value proposition to these types of customers and increase the risk of disintermediation.
Our operations are subject to business interruptions and casualty losses.
Our operations have in the past and may in the future be subject to business interruptions and casualty losses, such as fires, floods and other catastrophic incidents or events; vehicle collisions, injuries and loss of life; spills, discharges, contaminations and other releases; severe damage and destruction of property and equipment; and loss of product and business interruption.

Any of the foregoing has in the past and may in the future result in distribution difficulties and disruptions, environmental pollution, government-imposed fines or clean-up obligations, personal injury or wrongful death claims, or damage to our properties or the properties of others. The occurrence of any of these events could also damage our reputation, which could adversely affect our business, whether or not we are ultimately held financially liable for such event. While we keep business continuity plans to address these and other types of contingencies, our failure to timely or properly implement our business continuity plans could exacerbate the impact on the business. Certain losses may exceed our insurance coverage limits or be outside the scope of our coverage. If any of our third-party insurers fail, become insolvent, cancel our coverage or otherwise are unable to provide us with adequate insurance coverage, or we are unable to renew our insurance coverage on reasonable terms, then our overall risk exposure and our operational expenses would increase. If we are held liable for any material damages, and the liability is not adequately covered by insurance, our financial position and results of operations would be adversely affected.
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
We rely heavily on the proper functioning and availability of both internal and third-party information technology systems, including network infrastructure and cloud applications and services, to support a variety of business processes and activities across our global operations. All information technology systems are subject to disruptions, outages, failures, and security breaches or incidents. Cybersecurity incidents have in the past and may in the future arise from employee or contractor error or misuse or unauthorized use of information technology systems or confidential information, individual attempts to gain unauthorized access to these information systems, and sophisticated cybersecurity attacks, known as advanced persistent threats, any of which may impact us directly or indirectly through our customers, suppliers or third-party service providers.
Cybersecurity incidents and attacks are increasing in number, attackers are increasingly organized and well-financed and at times supported by state-sponsored actors, and attacks often target critical infrastructure. Additionally, the use of artificial intelligence and other emerging technologies, such as generative artificial intelligence, may enable more automated and effective attacks. Cybersecurity incidents can remain undetected for a period of time despite efforts to detect and respond to them in a timely manner. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, and other attacks, which may affect business continuity and threaten the availability, confidentiality and integrity of our systems and information. Cybersecurity incidents can also affect third-party networks outside of our control that are required to operate trading platforms, pipelines, and other infrastructure we rely on to conduct our business, together with the financial systems we rely upon to send and receive funds throughout the world. For example, in 2021, a U.S. pipeline company temporarily shut down its pipeline system following a ransomware attack on its systems. Cybersecurity incidents and other technology failures can also affect the sectors in which our customers operate. In 2024, a well-publicized incident involving a major cybersecurity company resulted in widespread crashes of information technology systems into which the cybersecurity company’s products were integrated, causing significant impacts to the banking, transportation and other industries. While these incidents did not have a material adverse impact on us, future cyberattacks, incidents and disruptions affecting the banking, transportation, or other industries, or pipelines and other critical fuel delivery infrastructure, could significantly impact us.
We are also exposed to risks associated with the failure of our employees, customers, business partners and other third parties to use appropriate controls to protect sensitive information, due to risks associated with social engineering (e.g., phishing and impersonation), fraud and email scams. External parties have in the past and may in the future attempt to fraudulently induce employees, customers, suppliers or other users of our systems to disclose sensitive information to gain access to our data or use electronic means to induce us to enter into fraudulent transactions. We may also face increased cybersecurity risk and threats for a period of time after acquisitions as we transition the acquired entity’s historical systems and networks to our standards.
In addition, due to the large number of transactions that run through our systems each day, significant system downtime or disruption could have a material impact on our, and in the case of our technology offerings, our customers', ability to conduct business, process and record transactions, and make operational and financial decisions or damage our reputation with customers or suppliers, particularly in the event of billing errors or payment delays. Similarly, if our or any of our business partners' or cloud service providers' access to cloud-based or similar platforms and services is disrupted for any reason and leads to disruptions in our critical systems, our operations and ability to manage our business could be adversely impacted, which has occurred in the past and may occur in the future. We may not have sufficient recourse against these parties in the event they experience a significant cybersecurity incident or similar attack or other security breach affecting our or our customers' data.
Our cybersecurity and infrastructure protection technologies, disaster recovery plans and systems, employee training and vendor risk management that we use to mitigate cybersecurity threats may not be sufficient to defend us against all unauthorized attempts to access our information or impact our systems. As cybersecurity threats continue to evolve, we may be required to dedicate significant additional resources and incur substantial costs to modify or enhance our security measures or to investigate and remediate any vulnerabilities. Despite these efforts, we may be unable to fully anticipate or implement adequate preventive measures or mitigate potential harm. We have experienced and our third-party providers have experienced, and expect to continue to experience, cybersecurity events. To our knowledge, we have not experienced any material losses relating to cybersecurity events. However, there can be no assurance that we will not suffer material losses in the future. We currently maintain insurance to protect us from certain losses arising as a result of cybersecurity incidents, but this insurance may not be sufficient to cover the financial, legal, business or reputational losses that may result from such incidents and there is no guarantee that such coverage will continue to be available on commercially reasonable terms or at all. Any of the adverse effects described above could damage our brand, competitiveness and ability to conduct our business, impact our credit and risk exposure decisions, cause us to lose customers or revenues, subject us to significant remediation costs, litigation or regulatory actions, loss or corruption of data, costs related to remediation or the payment of ransom, fines and penalties, or otherwise have a material and adverse effect on our business, financial condition, results of operations and cash flows.
Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business.
As part of our price risk management services, we offer customers various pricing structures for the purchase of energy products, including derivatives products designed to hedge exposure to fluctuations in energy prices. In the ordinary course of business, we enter into fixed forward contracts with some of our counterparties under which we agree to sell or purchase certain volumes of energy products at fixed prices. In addition, we have acted and may in the future act as a counterparty in over-the-counter swap transactions with some of our customers where the customer may be required to pay us in connection with changes in the price of the underlying energy product. Further, we have and may in the future use derivatives to hedge price risks associated with our fuel inventories and purchase and sale commitments. We typically hedge our price risk in any of the foregoing types of transactions by entering into derivative instruments with large energy companies, trading houses and financial institutions.
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
If we are unable to recover losses from a defaulting counterparty, we could sustain substantial losses that would likely have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, our hedging activities result in additional costs and have in the past and may in the future require cash deposits for margin calls. If there is a sudden significant change in fuel prices, the amount of cash necessary to cover margin calls can be material and impact our liquidity.
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

Our efforts to hedge our exposure to fluctuations in energy prices and exchange rates have in the past and may in the future also be ineffective when the prices of historically correlated commodities diverge from their historical correlations. For example, we hedge jet fuel prices with derivatives tied to other petroleum products that have historically been correlated to aviation jet fuel (e.g., heating oil in the U.S. or gasoil in Europe or Asia). If the price of aviation jet fuel at a specific location diverges from historical correlations, our attempts to mitigate price risk associated with our aviation business may not be effective. We may, as a component of our overall business strategy, increase or decrease from time to time our use of such hedging transactions.
We have in the past and may in the future also enter into proprietary derivative transactions that are not intended to hedge our own risk but are instead intended to make a profit by capitalizing on arbitrage opportunities associated with basis, time, quality or geographic spreads related to the energy products we sell. Proprietary derivative transactions, by their nature, expose us to changes in the underlying commodity prices of the proprietary positions taken. Although we have established limits on such exposure, any adverse changes could result in losses which can be further exacerbated by volatility in the financial and other markets.
In addition, derivative and other trading transactions, including our energy trading transactions, are subject to employee and system risks. Our employees have in the past and may in the future fail to comply with our policies and procedures, may engage in unauthorized trading activity, may fail to comply with our internal limits on exposure or any applicable statutory or regulatory requirements, or may otherwise make errors in connection with the trading process. These and other risks may result in substantial losses. For example, as previously disclosed in a Form 8-K filed with the SEC on November 27, 2023, in November 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million in connection with such bid. See Note 10. Commitments and Contingencies for additional information.
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
Our business depends on the availability and supply of fuel and fuel-related products, as well as the satisfactory performance of services by us or third parties on our behalf. If the fuel and other products we sell or the services we provide, whether directly or through a third party, fail to meet the requirements we have agreed to with customers or those mandated by law or regulation, whether due to contamination, arising in connection with our advisory services or otherwise, our relationship with our customers can be adversely affected, and we have in the past and may in the future be subject to material claims and liabilities. Changes in product quality specifications or blending requirements have in the past and may in the future increase or reduce demand, impact our throughput volume, require us to incur additional costs or require capital expenditures. For example, the E.U.'s sustainable aviation fuels mandate requires a minimum percentage of sustainable aviation fuel, which began at 2% in 2025 and will reach 6% by 2030. The introduction of this mandate has led to a significant surge in demand that has outpaced supply, and our business and reputation could be adversely impacted if we are unable to meet the demand for sustainable aviation fuels on a timely basis or at all. We have in the past and may in the future also incur material liabilities if our products cause physical damage to a vessel or aircraft, bodily injury or result in the assertion of substantial claims of civil liability against us. In addition, adverse publicity about any allegations of contaminated products may negatively impact our business, regardless of whether such allegations are true.
Although our agreements with suppliers generally provide that we have recourse against them for products that fail to meet contractual specifications, such recourse may be time-barred or otherwise insufficient to adequately cover the liability we may incur and our ability to enforce such recourse may be limited or costly. For example, we may enter into supply agreements with foreign entities, including foreign governments, that are subject to the laws of foreign jurisdictions. We may incur substantial costs in seeking to enforce our rights against a local supplier in a foreign jurisdiction and the ultimate outcome can be unpredictable. In certain markets, we have in the past and may in the future rely on a single or limited number of suppliers to sell us fuel or provide services on our behalf. We have in the past and may in the future have limited alternatives if such supplier fails to meet applicable standards or requirements. Any of the foregoing can result in material liabilities that may exceed any applicable insurance coverage or other form of recourse and ultimately, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We may be unable to successfully integrate our acquisitions or fully realize the anticipated benefits of our acquisitions, divestitures and other strategic transactions.
From time to time, we may pursue acquisitions, divestitures and other strategic transactions. For example, on May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products, on December 13, 2024, we completed the sale of our land and marine subsidiaries in Brazil (the "Brazil sale"), on April 9, 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business (the "Watson Fuels sale"), and on November 5, 2025, we completed the acquisition of Universal Weather and Aviation's Trip Support Services division ("Universal TSS").
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
We have in the past not achieved, and we may not be able to achieve in the future the level of benefit that we expect to realize from our past or future restructuring activities or divestitures. For example, we may be unable to produce returns on the reinvestment of proceeds that are greater than that of the divested activity. We may also materially alter various aspects of our business, or our business model, and we cannot provide any assurances that such changes will be successful or that they will not ultimately have a negative effect on our business and results of operations. Selling businesses is a difficult and complex process, and our assumptions about the timing and sales price may not be accurate. Anticipated buyers may also pull out or otherwise fail to close deals, resulting in potential economic loss. Finally, restructuring activities and divestitures may result in restructuring charges and material write-offs, including those related to goodwill and other intangible assets, as well as ongoing indemnity obligations to purchasers. For example, we recorded goodwill impairment charges during the three months ended June 30, 2025 following our exit from the U.K. land fuels business, as part of the evolution of our strategy we completed our reassessment of the remaining business lines within the land reporting unit, and during the three months ended December 31, 2025 we further evaluated our expectations for the land reporting unit taking into consideration the impact of the fourth quarter exit activities and weaker-than-expected performance driven by continued challenging market conditions in the third and fourth quarters of 2025. See "A material impairment of our goodwill or intangible assets could reduce our earnings or adversely impact our results of operations." below as well as Note 2. Acquisitions and Divestitures and Note 7. Goodwill and Identifiable Intangible Assets.
Acquiring, integrating and exiting businesses may place a strain on our management, operations and financial resources, and expose us to additional risks and unexpected expenses, some of which we have experienced in the past and which we may experience in the future, including:
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
We supply fuel and provide equipment and services to U.S. and foreign government and military customers. Government sales are materially impacted by factors such as administration policy changes, including the government's ability to unilaterally cancel or renegotiate contracts or renounce or default on obligations, as well as supply disruptions, inventory shortages and other logistical difficulties that can arise when conducting business in areas with active military conflicts, natural disasters or other severe circumstances. Moreover, there has been in the past and may be in the future a risk of serious injury or loss of life for our employees or subcontractors when operating in high-risk locations. We may therefore incur substantial operating costs as a result of, among other things, hostility-related product losses, the need to use alternate supply routes, and increased security requirements, particularly where our facilities are likely to be subject to terrorist activity or extreme weather-related impacts.
In addition, complying with government contracting rules and regulations is complex and government customers routinely audit contractors to review performance, cost structure and compliance with applicable laws, regulations, and standards, as well as the adequacy of and compliance with internal control systems and policies. Any inadequacies in our systems and policies has in the past and could in the future result in payments being withheld, penalties and reduced future business. Improper or illegal activities, including those caused by our subcontractors, could also subject us to civil or criminal penalties or administrative sanctions, including contract termination, fines, forfeiture of fees, suspension of payment and suspension or debarment from doing business with government agencies, any of which could materially adversely affect our reputation, business, financial condition or results of operations. See Part I. Item 1. – Business of this 2025 10-K Report for additional details regarding applicable laws and regulations.
Inability to adapt to and manage the benefits and risks of artificial intelligence could expose us to liability or put us at a disadvantage.
Artificial intelligence could disrupt certain aspects of our business and change use of technology in ways that are not yet known. Artificial intelligence technologies are subject to a variety of laws and compliance risks, including intellectual property, data protection and privacy, cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. The use of artificial intelligence may also result in litigation, ethical concerns, and other legal and business risks. If we are not able to adapt and effectively incorporate potential advantages of artificial intelligence in our business, it may negatively impact our ability to compete. If we are not able to effectively govern the use and manage the risks of artificial intelligence, we may suffer harm to our results of operations and reputation.
Some of our workforce is unionized, and we may face labor disruptions and cost increases that adversely affect our business.
Some of our employees, including many of our drivers that transport fuel products, are represented by labor unions under collective bargaining agreements. Additional unionization of our workforce, wage negotiations with unions or renegotiation of collective bargaining agreements have in the past and may in the future result in increased labor costs or other terms that are less favorable to us, or a strike or work stoppage. Any strike, work stoppage or other dispute with unions representing our employees (or representing employees of third parties who provide us services or operate assets or upon which we otherwise rely to distribute products or deliver services) could have a material adverse effect on our results of operations and cash flows. Our customers have in the past and may in the future also experience strikes or other labor disputes that could reduce their demand for our products and services or their ability to pay for products and services already provided.
Financial, Economic & Market Risks

Economic, political and other risks associated with international sales and operations could adversely affect our business and future operating results.
Our business is subject to risks associated with doing business internationally, such as:
•trade protection measures, economic sanctions, export controls, and import or export restrictions, including licensing requirements, which could increase our costs or prevent us from doing certain business internationally;
•higher costs associated with hiring and retaining senior management for overseas operations;
•difficulty in staffing and managing widespread operations, which could reduce our productivity;
•changes in regulatory requirements, which may be costly, vary across jurisdictions and require significant time to implement;
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
•changes in multilateral conventions, treaties, tariffs and trade measures or other arrangements between or among sovereign nations, including, for example, the United Kingdom's ("U.K.") exit from the E.U., which can increase costs and lead to legal uncertainties and potentially divergent national laws and regulations with regard to tax, licensing and other regulatory rights and obligations; and
•terrorism, war, civil unrest, pandemics and other health crises, natural disasters, and other severe weather-related events.
There can be no assurance that any or all of these events will not have a material adverse effect on our business operations, results of operations and financial condition.
Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations.
We rely on credit arrangements with banks, suppliers and other parties as an important source of liquidity for capital requirements that are not satisfied by our operating cash flow. Market volatility, inflation, and future persistent weakness in global energy markets have in the past and may in the future adversely affect our ability to access capital and credit markets or to obtain funds at low interest rates or on other advantageous terms. If we are unable to obtain credit on acceptable terms or at all, perhaps due to a substantial tightening of the global credit markets, our liquidity, business, financial condition, and cash flows, as well as our future development and growth could be negatively impacted. In addition, if we are unable to obtain debt or other forms of financing and resort to raising capital through equity issuances, our existing shareholders would be diluted.
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
Our operating results can be subject to seasonal variability. Seasonality results from numerous factors, including demand changes related to seasonal travel and weather patterns. As such, our results for the second and third quarters of the year have historically been stronger for our aviation segment and our results for the fourth and first quarters of the year have historically been stronger for our land segment. However, extreme or unseasonable weather conditions, exacerbated by the effects of climate change, has in the past and may in the future affect seasonal demand patterns and the prices of the products we sell, which can in turn adversely impact our results of operations.
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
We evaluate goodwill for impairment at the reporting unit level annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may be impaired. In the past, we have recorded impairment charges in connection with actions such as exiting certain markets or lines of business. For example, during the second quarter of 2025, following our exit from the U.K. land fuels business, as part of the evolution of our strategy we completed our reassessment of the remaining business lines within the land reporting unit. Through this process, we updated key assumptions regarding certain lines of business and made related downward revisions to our long-term forecasts versus prior projections, reflecting both our efforts to optimize the land portfolio to focus on core activities with the highest return potential and the unanticipated persistence of macroeconomic pressures and underperformance against financial expectations. We determined that these circumstances indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required us to perform a quantitative impairment test as of June 30, 2025. As a result of the quantitative impairment test performed, we concluded that the carrying value of the land reporting unit exceeded its estimated fair value. Accordingly, we recognized a goodwill impairment charge of $359.0 million during the three months ended June 30, 2025.
During the fourth quarter of 2025, we identified further impacts to the fair value of the land reporting unit. As we engaged in our annual budgeting and internal forecasting for 2026, we further evaluated our expectations for the land reporting unit taking into consideration (i) the impact of the fourth quarter exit activities on the land reporting unit, including a further-developed understanding of the potential purchasers and pricing for the operations being exited as well as the implied valuation of the land reporting unit post-divestitures and business exits and (ii) weaker-than-expected performance driven by continued challenging market conditions for the land reporting unit in the third and fourth quarters of 2025 that impacted volumes and margin growth rates and our corresponding views with respect to long-term growth. Consequently, we identified a greater risk to our previous forecasts and estimates and the related impact on the fair value of the reporting unit and concluded that the carrying value of the land reporting unit exceeded its estimated fair value. Accordingly, we recognized a goodwill impairment charge of $169.3 million during the three months ended December 31, 2025, inclusive of the impairment of $35.3 million of goodwill allocated to the Land Fuel Transportation and Lubricants disposal group as discussed in Note 2. Acquisitions and Divestitures.
Due to continual changes in market and general business conditions, we cannot predict whether, and to what extent, our goodwill and long-lived intangible assets may be impaired or further impaired in future periods. Our operating results may be negatively affected by both the impairment and the underlying business trends that triggered the impairment. See Note 7. Goodwill and Identifiable Intangible Assets.
Significant inflation and higher interest rates may adversely affect our business and financial condition.
Inflation in the United States and other jurisdictions in which we do business has increased significantly in recent years, driven in part by supply chain disruptions, labor shortages and increased commodity prices, which has generally resulted in higher costs. A significant or prolonged period of high inflation, particularly when combined with rising interest rates due to actions taken by governments to attempt to control inflation, could adversely impact our results if costs, including employee compensation driven by competitive job market conditions, were to increase at a rate greater than the increase in the revenues we generate. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period. For additional information on the effects of inflation on our business, see Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
In August 2022, the IRA was signed into law, which appropriates significant federal funding for renewable energy initiatives and for the first time imposes a fee on methane emissions from certain facilities in the oil and natural gas sector. However, the OBBBA rescinded much of such funding in July 2025, and the emissions fee was overturned by a joint congressional resolution in February 2025. Depending on the extent implemented, the emissions fee and renewable and low carbon energy funding provisions of the IRA could accelerate the transition away from fossil fuels or otherwise adversely impact the use of petroleum-based motor fuels, which could in turn have an indirect adverse effect on our business and results of operations.
There have also been significant governmental incentives and consumer pressures to increase the use of alternative fuels. Automotive, industrial and power generation manufacturers are developing more fuel-efficient engines, hybrid engines and alternative clean power systems. Several automobile manufacturers have announced goals to substantially increase the proportion of their new vehicle sales from battery electric, fuel cell and plug-in hybrid vehicles. Further, in August 2022, the California Air Resources Board finalized its Advanced Clean Cars II program, including requiring an increasing percentage of new passenger vehicles sold in the state to be zero-emission vehicles for the 2026-2035 model years, ending with a 100% sales target in the 2035 model year. Additional U.S. jurisdictions could adopt similar requirements. The more prevalent these vehicles become as a result of governmental incentives or regulations, technological advances, consumer demand, improved pricing or otherwise, the greater the potential negative impact on pricing and demand for our fuel products and accordingly, our profitability.
Our activities to increase the availability of renewable and lower-carbon fuels are also subject to risks, including related to complex and evolving applicable regulatory requirements in various jurisdictions and associated enforcement risk. Additionally, climate-, sustainability-, and emissions reduction-related claims associated with lower-carbon fuels and energy products have been subject to heightened scrutiny and legal challenges, and we could face litigation, regulatory inquiries, reputational harm or decreased demand for these products in connection with our advisory services, supply activities, or the environmental representations made by us or by third parties with whom we do business.
Additional changes in regulatory policies or any adverse publicity in the global marketplace about our potential impact on climate change or the impact of other companies in our industry could also lead to a reduction in the demand for products that are deemed to contribute to GHGs, harm our reputation and adversely impact our sales of fuel products. Finally, the potential physical impacts of climate change on our operations are highly uncertain and vary among the geographic areas in which we operate. These may include changes in rainfall and storm patterns and intensities, hurricanes, changing sea levels, and changing temperatures that may impact the seasonality of our businesses, such as our natural gas business in North America and our heating oil business in the U.K. The occurrence of any of the foregoing factors could increase our costs and the prices we charge our customers, reduce the demand for our products, and therefore adversely affect our business, financial condition, results of operations and cash flows.
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
Tax rates in the various jurisdictions in which we and our subsidiaries are organized and conduct operations may also change significantly because of political or economic factors beyond our control. Ongoing developments regarding the projects by the Organisation for Economic Co-operation and Development ("OECD"), including global minimum tax and other initiatives, could adversely affect our worldwide effective tax rate. Countries continue to introduce the OECD model rules on a global minimum tax and other OECD initiatives into their tax regimes and continue to develop and refine the applicable legislation. The extent to which countries in which we operate adopt and implement these rules and actions could have a material adverse impact on our income tax expense, effective tax rate, financial condition, and results of operations and cash flows. On January 5, 2026, the OECD released guidance related to a "side-by-side arrangement" which primarily excludes U.S. parented companies from the impact of certain global minimum tax provisions beginning in 2026. We are continuing to review and evaluate the potential impact of these rules as additional guidance and clarification becomes available.
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
Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than what is reflected in our income tax provisions and accruals. If these challenges are ultimately determined unfavorably to us, these proceedings may have a material adverse effect on our business, financial condition, results of operations and cash flows. Furthermore, any failure to comply with applicable laws and regulations or appropriately resolve these challenges could subject us to administrative, civil or criminal penalties, including fines, penalties, disgorgement, injunctions and damage to our reputation. See Notes 14. Income Taxes and 10. Commitments and Contingencies for additional details regarding certain tax matters.
Increasing attention to environmental, social and governance issues, including those related to climate change and sustainability, may increase our costs and impose difficult and expensive compliance requirements.
Certain customers, consumers, investors, and other stakeholders are increasingly focusing on ESG matters, including climate, water use and other sustainability concerns. Furthermore, certain institutional investors and financial institutions have indicated a focus on matters affecting the environment, which may result in reduced investments in, or financing available to, industries that emit GHG emissions. Many of these groups believe that climate change will significantly influence companies' long-term prospects and have developed ESG standards and guidelines to measure companies' performance. At the same time, in recent years "anti-ESG" sentiment has gained momentum across the U.S., with several states, the executive branch, and Congress having proposed, enacted or indicated an intent to pursue anti-ESG policies, legislation or initiatives and with anti-ESG legislation becoming increasingly common.
If our ESG initiatives fail to satisfy our investors, customers, suppliers, or other stakeholders, or if our initiatives are viewed unfavorably by stakeholders supporting anti-ESG initiatives, our reputation, ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment or business partner could be negatively impacted. In addition, various governmental authorities, as well as voluntary sustainability initiatives and organizations, have promulgated different environmental and social responsibility laws, regulations, policies, and initiatives, which are under active development, can be unpredictable and conflicting, and may change rapidly in future periods. For example, while SEC adopted climate-change related disclosure requirements in March 2024, the SEC stayed such rules and voted to withdraw its defense of such rules in pending litigation in March 2025; if the disclosure requirements are reinstated and the SEC begins to scrutinize climate-change related disclosures in public filings, we would face an increased potential for enforcement if the SEC were to allege that our climate disclosures are misleading or deficient.

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
There has been increased public attention regarding the use of personal data and security of data transfers, accompanied by legislation and regulations intended to strengthen data protection, information security and consumer and personal privacy. The evolving nature of privacy laws in the U.S., the E.U., China, Australia and other jurisdictions where we have operations and customers, could impact our processing of this data, including requiring us to make costly changes to our IT systems to properly handle such data. For example, the E.U.'s General Data Protection Regulation imposes strict rules on handling personal data related to the E.U. and imposes significant fines for violations. We have substantial operations in the E.U. and are therefore subject to these heightened standards. Similarly, the California Consumer Privacy Act grants certain rights to California residents with respect to their personal data and requires that companies take or refrain from taking certain actions. Several other U.S. states have enacted similar data privacy legislation, and additional states have passed or are considering additional privacy laws that are expected to take effect in the near future.

A failure to adequately comply with these requirements could lead to substantial fines, penalties, third-party liability, remediation costs, litigation (including class action or commercial litigation), regulatory investigations and actions, potential cancellation of existing contracts and the inability to compete for future business. Any significant breach of data privacy-related regulations or related customer requirements could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
Our international operations subject us to international trade control, anti-money laundering and anti-corruption laws, including substantial compliance costs and potential exposure to administrative, civil and/or criminal penalties.
Our global operations are subject to risks associated with compliance with applicable economic sanctions, export controls, anti-bribery and anti-corruption laws, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act 2010, anti-money laundering laws, and competition laws. Anti-bribery and anti-corruption laws generally prohibit us from providing anything of value to foreign officials for the purpose of improperly influencing official decisions or improperly obtaining or retaining a business advantage and may also apply to commercial bribery. U.S. and state laws may impose similar restrictions with respect to U.S. federal and state level officials.
As part of our business, we operate in countries and regions that experience a high degree of corruption and we frequently interact with state-owned enterprises and government officials. This may increase the risk of improper payments being demanded of, offered by, or made by one of our employees or a party acting on our behalf. The risk of enforcement has also grown in recent years as more of the countries in which we operate have passed anti-corruption laws and prioritized enforcement of those laws, which can result in significant fines and penalties.
International trade controls, including economic sanctions and export controls such as those administered by the U.S. Treasury's Office of Foreign Assets Control ("OFAC"), the U.S. Department of State, the U.S. Department of Commerce's Bureau of Industry and Security, or the U.K.'s HM Treasury, as well as anti-boycott regulations, restrict our business dealings with certain countries and individuals, are complex, may conflict with each other, are continually changing and may be adopted quickly. For example, as a result of the military conflict in Eastern Europe, the U.S., the E.U., the U.K. and other countries in which we operate have imposed sanctions and export controls on Russia and Belarus and certain other individuals and entities with connections to the Russian and Belarusian nations.
Additional restrictions may be enacted, amended, enforced or interpreted in a manner that materially impacts our operations. From time to time, certain of our subsidiaries have limited business dealings in countries subject to comprehensive sanctions. While such activities are undertaken pursuant to general and/or specific licenses issued by OFAC or as otherwise permitted by applicable sanctions regulations and currently represent an immaterial amount of our consolidated revenue and income, these activities, as well as rapidly changing sanctions regimes across the globe, may expose us to a heightened risk of violating economic sanctions and similar trade control regulations.
We have in the past and will in the future be continually subject to examinations, inquiries, and investigations in areas of heightened regulatory scrutiny, such as tax and indirect tax, market conduct, anti-corruption, money laundering, forfeiture, narcotics, sanctions and international trade controls. We are cooperating with all pending examinations, inquiries, and investigations, any of which could lead to administrative or legal proceedings or settlements. Remedies in these proceedings or settlements may include fines, penalties, restitution, or alterations in our business practices. If any of these remedies are significant, it could have a material adverse effect on our business and reputation, as well as our financial condition, results of operations and cash flows.
We have established policies and procedures designed to promote compliance with these laws and regulations. Such policies and procedures may not always prevent us, our employees or parties acting on our behalf from violating these laws and regulations. Violations may expose us to criminal or civil penalties, or other adverse consequences including the denial of export privileges, injunctions, asset seizures, debarment from government contracts, and/or revocations or restrictions of licenses. In addition, the costs associated with responding to a government investigation and remediating any violations can be substantial. Furthermore, violations could trigger an event of default under our Credit Agreement, as defined under "Liquidity and Capital Resources" in Part II, Item 7 of this Annual Report on Form 10-K, which if not waived, could result in the acceleration of any outstanding indebtedness, cause cross-defaults under other agreements to which we are a party (such as certain derivative contracts), and impair our ability to obtain working capital advances or letters of credit. Accordingly, violations could adversely affect, among other things, our reputation, business, financial condition, results of operations and cash flows.

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
Governance – Roles of our Board of Directors and Management
Our Board has delegated the Audit Committee with responsibility for monitoring and oversight of the information technology and cybersecurity components of our risk assessment and risk management programs. The Audit Committee, composed entirely of independent directors:
•regularly reviews our cybersecurity and related information technology risks, controls and procedures, including data protection and privacy and our plans to mitigate cybersecurity risks and to respond to cybersecurity incidents;
•oversees technology and operations processes that relate to or affect our internal control systems, information security, data protection and privacy, fraud and cybersecurity risks; and,
•assists management in developing our risk management methodologies and the steps taken to identify, monitor and control such exposures.
Our Chief Information Officer ("CIO") and our Chief Information Security Officer ("CISO") are responsible for our company’s overall information security activities and cyber risk programs. Our CISO reports to the CIO and leads our cyber and data-related incident response activities. Our cybersecurity leaders possess a range of skills, experiences, educations and certifications that we believe make them qualified to be enterprise-wide leaders. Our CISO has extensive cybersecurity knowledge and skills gained from experience as an architect in the financial services and energy industries, with additional experience in business process design, cloud/development operations, digital application programming interfaces, and identity integration and strategic information technology ("IT") experiences, among others. Our interim CIO has extensive experience gained from years of experience, including with World Kinect, in cybersecurity, IT strategy, infrastructure, applications, data, and artificial intelligence.
We have a cross-functional approach to addressing cybersecurity risk, with our information technology, legal, and internal audit functions regularly presenting to the Audit Committee on key cybersecurity topics. Our CISO, together with our CIO and other members of the senior leadership in our information technology organization, also provide the Audit Committee with these updates on at least a quarterly basis, and more often as needed. These reports include topics such as analyses of recent cybersecurity threats and incidents across the industry, as well as a review of our own security controls, assessments and program maturity, and risk mitigation status.
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
Our cybersecurity policies, standards, processes, and practices are designed to align with the National Institute of Standards and Technology ("NIST") Cybersecurity Framework. We last achieved ISO 27001 certification on April 11, 2025 and intend to review and update that certification as appropriate in the future. Our cybersecurity program also includes a detailed control catalog that is designed to map to several other frameworks, providing a broad approach to managing cyber risks. However, we use NIST and other cybersecurity frameworks solely as a guide to help us identify, assess and manage cybersecurity risks relevant to our business.

We conduct internal vulnerability scans, penetration tests, and breach simulation exercises, reinforcing our controls and our readiness to respond to potential threats. Recognizing the complexity and evolving nature of cybersecurity threats, we engage with a range of external experts, including cybersecurity consultants, auditors and advisers, in evaluating and testing our risk management systems. Our collaboration with these third parties includes cybersecurity audits and testing, threat assessments and tabletop exercises, along with consultation on security enhancements.
We have implemented processes designed to mitigate risks related to data breaches or other security events originating from third parties. With our vendors, we conduct security assessments of key third-party providers before engagement and maintain ongoing monitoring to ensure their compliance with our cybersecurity standards.
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
As of February 13, 2026, the majority of our principal properties are leased on commercially reasonable terms and we do not anticipate that we will experience difficulty in renewing or replacing any leases upon expiration in any material respect. Our properties are often utilized by one or more of our business segments and we consider all of our properties and facilities to be suitable and adequate for our current needs.
Item 3. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Notes 14. Income Taxes and 10. Commitments and Contingencies for additional details regarding certain tax matters.
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
The information set forth in Note 10. Commitments and Contingencies is incorporated herein by reference.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol WKC. As of December 31, 2025, the closing price of our stock on the NYSE was $23.43.
As of February 13, 2026, there were 66 shareholders of record of our common stock.
Dividend Policy
The decision to pay cash dividends in the future is made at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, capital requirements, business prospects and other factors our board may deem relevant.
In the fourth quarter of 2025 we declared a quarterly dividend on common stock of $0.20 per share with payments in January of 2026.
Stock Performance
This graph compares the cumulative total shareholder return assuming the investment of $100 on our common stock with the total return on the Russell 2000 Index and the S&P 500 Energy Index for the five‑year period from December 31, 2020 through December 31, 2025. The cumulative return includes reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
10/1/2025 - 10/31/2025	241	$25.87	241	$185,510
11/1/2025 - 11/30/2025	1,328	25.20	1,328	$152,023
12/1/2025 - 12/31/2025	—	—	—	$302,023
Total	1,569	$25.30	1,569	$302,023
(1)The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the IRA.
(2)On March 16, 2020, we announced that our Board of Directors approved a stock repurchase program authorizing $200.0 million in common stock repurchases. On September 9, 2024 and December 4, 2025, we announced that our Board of Directors approved additional stock repurchase programs authorizing common stock repurchases of $200.0 million and $150.0 million, respectively. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of December 31, 2025, approximately $302.0 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.
For information on repurchases of common stock for the first three quarters of 2025, see the corresponding Quarterly Reports on Form 10-Q.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the accompanying Consolidated Financial Statements and Notes thereto appearing within Part IV. Item 15. – Notes to the Consolidated Financial Statements in this 2025 10‑K Report. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ materially from the results and events anticipated or implied by such forward-looking statements are described in Item 1A. – Risk Factors and in Item 1. – Business under the section titled "Forward-Looking Statements."
We have elected to omit discussion on the earliest of the three years covered by the Consolidated Financial Statements presented in this 2025 10‑K Report. Refer to Item 7. – Management’s Discussion and Analysis of Financial Condition and Results of Operations located in our Form 10-K for the fiscal year ended December 31, 2024 (herein incorporated by reference), filed with the SEC on February 25, 2025, for management's discussion of the fiscal year ended December 31, 2023.
Business Overview
We are principally engaged in the distribution of fuel and related products and services in the aviation, land, and marine transportation industries. For additional discussion on our businesses, climate change and sustainability, and the associated risks, see Part I, Item 1. – Business and Item 1A. – Risk Factors within this 2025 10-K Report.
Restructuring and Exit Activities
Exit Activities
During the fourth quarter of 2025, management committed to and initiated actions to execute a plan to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy. As a result of the actions taken, we recognized charges for exit activities totaling

$57.8 million, comprised of severance and compensation costs of $26.2 million, charges associated with various legal matters and contract termination costs of $21.7 million, write-offs of receivables and other assets of $5.1 million, and a loss on the sale of assets of $4.7 million. In addition, we recognized asset impairment charges of $5.8 million related to assets no longer in use or expected to provide nominal future economic benefit. We expect to incur additional charges in 2026 as we continue to execute our exit plans. See Note 2. Acquisitions and Divestitures and Note 16. Restructuring and Exit Activities for additional information.
2025 Restructuring Plan
During the first quarter of 2025, in alignment with ongoing efforts to rationalize our assets and operations, we began a company-wide restructuring initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness (the "2025 Restructuring Plan"). As part of this initiative, we undertook cost management actions in response to the current and projected business needs, including the closure of certain open positions and the elimination of other roles to better align the workforce with our current strategic priorities. These actions are expected to result in approximately $30 million in annualized compensation related savings. As a component of the 2025 Restructuring Plan, in June 2025, we launched a program intended to optimize our global finance and accounting operations. We expect this initiative to result in some initial cost savings beginning in 2026 and with increased savings in following years. Total cost savings for the five-year period from 2026 through 2030 are expected to be approximately $80 million. During the fourth quarter of 2025, we also announced an executive transition as a component of the 2025 Restructuring Plan.
As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $10.8 million in transition costs and one-time charges associated with the planned global finance and accounting initiatives during the year ending December 31, 2026. See Note 16. Restructuring and Exit Activities for additional information.
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
In connection with our efforts to sharpen our portfolio of businesses and accelerate growth in our core businesses, we completed our sale of the Avinode Group and our portfolio of aviation FBO software products (the "Avinode sale") during the second quarter of 2024. On November 5, 2025, we completed the acquisition of Universal TSS for a total purchase price of approximately $207.0 million. See Note 2. Acquisitions and Divestitures for additional information.
Land Segment
In our land segment, we continue to focus on improving capital efficiency by optimizing asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform. During the year ended December 31, 2024, we took actions to exit certain operations, including the rationalization of certain assets and associated personnel within our North American land business as well as the disposal of our operations in Brazil. In 2025, we launched an initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. We closed the Watson Fuels sale on April 9, 2025 and in the fourth quarter of 2025, committed to and initiated actions to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy.
See Note 2. Acquisitions and Divestitures, Note 5. Fair Value Measurements, Note 7. Goodwill and Identifiable Intangible Assets, and Note 16. Restructuring and Exit Activities for additional information about the actions taken and related impairment charges.

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
We have seen some impact associated with changes in U.S. policy and trade-related uncertainty. While a February 20, 2026 Supreme Court ruling struck down a sweeping series of tariffs that had been imposed in 2025, substantial uncertainty remains with respect to how the ruling will be interpreted and whether some of such tariffs might be reimposed under different legal authority. A significant or prolonged period of trade uncertainty or high inflation could adversely impact our results. Higher interest rates also typically increase the interest expense associated with our credit arrangements with banks and other parties that serve as important sources of liquidity for us, which can therefore negatively impact our results of operations for a particular period.
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A. – Risk Factors within this 2025 10-K Report.

Results of Operations
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Year Ended December 31,
	2025	2024
Revenue	$36,916.6	$42,168.0
Cost of revenue	35,968.8	41,141.6
Gross profit	947.8	1,026.4
Operating expenses:
Compensation and employee benefits	437.4	482.5
General and administrative	282.5	297.1
Goodwill and other asset impairments	689.6	29.0
Restructuring and exit costs	103.1	7.1
Total operating expenses	1,512.5	815.7
Income (loss) from operations	(564.7)	210.6
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(100.6)	(102.2)
Other income (expense), net	(74.3)	(12.9)
Total non-operating income (expense), net	(174.9)	(115.1)
Income (loss) before income taxes	(739.7)	95.5
Income tax expense (benefit)	(127.9)	27.6
Net income (loss) including noncontrolling interest	(611.7)	67.9
Net income (loss) attributable to noncontrolling interest	2.7	0.5
Net income (loss) attributable to World Kinect	$(614.4)	$67.4

Basic earnings (loss) per common share	$(10.99)	$1.14

Diluted earnings (loss) per common share	$(10.99)	$1.13
Revenue. Our consolidated revenue for the year ended December 31, 2025 was $36.9 billion, a decrease of $5.3 billion, or 12%, compared to the year ended December 31, 2024, primarily driven by decreased revenue of $2.6 billion, $1.5 billion, and $1.2 billion in our land, aviation, and marine segments, respectively, as discussed further below.
Gross profit. Our consolidated gross profit for the year ended December 31, 2025 was $947.8 million, a decrease of $78.5 million, or 8%, compared to the year ended December 31, 2024, attributable to decreased gross profit of $86.0 million and $33.3 million in our land and marine segments, respectively, partially offset by increased gross profit of $40.8 million in our aviation segment, as discussed further below.
Operating Expenses. Consolidated total operating expenses for the year ended December 31, 2025 were $1.5 billion, an increase of $696.8 million, or 85%, compared to the year ended December 31, 2024. The increase in operating expenses was primarily attributable to goodwill and other asset impairment charges of $689.6 million recognized during the year ended December 31, 2025, as discussed in Note 5. Fair Value Measurements and Note 7. Goodwill and Identifiable Intangible Assets, and restructuring and exit costs $103.1 million recognized during the year ended December 31, 2025, as discussed in Note 16. Restructuring and Exit Activities. These costs were partially offset by lower compensation and employee benefit costs and general and administrative expenses primarily driven by the sales of Avinode, Brazil, and Watson Fuels, as well as reduced compensation costs associated with cost reduction initiatives as part of our restructuring program.
Non-Operating Income (Expenses), net. For the year ended December 31, 2025, we had net non-operating expense of $174.9 million, compared to net non-operating expense of $115.1 million for the year ended December 31, 2024. The increase in non-operating expense of $59.9 million was primarily attributable to the $81.7 million loss on the sale of Watson Fuels during the year ended December 31, 2025 compared to the net of the $111.2 million loss recognized on the sale of the Brazil disposal group and the $96.0 million gain recognized on the sale of Avinode during the year ended December 31, 2024, as discussed in Note 2. Acquisitions and Divestitures, partially offset by a decrease in interest expense, driven by a decrease in our average interest rates and daily borrowings, and an increase in other investment income.
Income Taxes. For the year ended December 31, 2025, we recognized income tax benefit of $127.9 million, compared to income tax expense of $27.6 million in 2024. The decrease of $155.6 million was primarily attributable to lower income before income taxes as well as changes in the mix of our worldwide earnings, in addition to a net discrete tax expense of $18.1 million the year ended December 31, 2025 as compared to a net discrete tax expense of $3.2 million for the year ended December 31, 2024. See Note 14. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of the aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2025	2024	Change
Revenue	$18,993.6	$20,469.1	$(1,475.5)

Gross profit	$526.3	$485.5	$40.8
Operating expenses	267.1	245.1	22.0
Income (loss) from operations	$259.1	$240.4	$18.8

Operational metrics:
Aviation segment volumes (gallons)	7,148.4	7,250.5	(102.0)
Aviation segment average price per gallon	$2.41	$2.62	$(0.20)
Revenues in our aviation segment were $19.0 billion for the year ended December 31, 2025, a decrease of $1.5 billion, or 7%, compared to the year ended December 31, 2024. The decrease in revenue was driven by lower average prices and a decrease in volumes. Average jet fuel price per gallon sold decreased by $0.20, or 8%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. Total aviation volumes decreased by 102.0 million, or 1%, to 7.1 billion gallons.
Aviation segment gross profit for the year ended December 31, 2025 was $526.3 million, an increase of $40.8 million compared to the year ended December 31, 2024. The increase in gross profit was primarily driven by higher profit contributions from our operated airport locations in Europe, increased government and business and general aviation activity, including the contribution from Universal TSS acquired in the fourth quarter of 2025, partially offset by a decrease in gross profit attributable to the Avinode sale, which closed during the second quarter of 2024.
Income from operations in our aviation segment for the year ended December 31, 2025 was $259.1 million, an increase of $18.8 million, or 8%, compared to the year ended December 31, 2024, attributable to the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily due to higher general and administrative and compensation costs associated with increased business and general aviation activity, including the Universal TSS acquisition in the fourth quarter of 2025, higher restructuring charges as discussed in Note 16. Restructuring and Exit Activities, and a higher provision for credit losses compared to the year ended December 31, 2024, which benefited from the recovery of a receivable previously written off as uncollectible. These increased expenses were partially offset by a reduction in compensation and general and administrative expenses associated with the Avinode sale.

Land Segment Results of Operations
The following provides a summary of the land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Year Ended December 31,
	2025	2024	Change
Revenue	$10,240.0	$12,811.7	$(2,571.7)

Gross profit	298.4	384.4	(86.0)
Operating expenses	991.0	343.4	647.7
Income from operations	$(692.6)	$41.1	$(733.7)

Operational metrics:
Land segment volumes (gallons) (1)	5,612.7	6,078.1	(465.4)
Land segment average price per gallon	$1.82	$2.11	$(0.28)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $10.2 billion for the year ended December 31, 2025, a decrease of $2.6 billion, or 20%, compared to the year ended December 31, 2024. The decrease in revenue was principally driven by lower average fuel prices and a decrease in volumes. Average fuel prices decreased by $0.28, or 13%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. Total land volumes decreased by 0.5 billion, or 8%, to 5.6 billion gallon or gallon equivalents in the year ended December 31, 2025 compared to the year ended December 31, 2024, primarily attributable to the sale of Watson Fuels and our fuel business in Brazil.
Land segment gross profit for the year ended December 31, 2025 was $298.4 million, a decrease of $86.0 million, or 22%, compared to the year ended December 31, 2024. The decrease in gross profit was primarily due to unfavorable market conditions in parts of our North American liquid fuel business and our European power business, both non-core and in the process of being exited, as well as the Watson Fuels sale, which closed during the second quarter of 2025. These decreases were partially offset by higher profit contributions from our natural gas business in North America, driven by increased price volatility.
Loss from operations for the year ended December 31, 2025 was $692.6 million compared to income from operations of $41.1 million for the year ended December 31, 2024. In addition to the decrease in gross profit discussed above, operating expenses increased principally related to goodwill and other asset impairment charges recognized during the year ended December 31, 2025, as discussed in Note 5. Fair Value Measurements and Note 7. Goodwill and Identifiable Intangible Assets, and restructuring and exit costs, as discussed in Note 16. Restructuring and Exit Activities, partially offset by reduced operating expenses associated with the sale of Watson Fuels in the second quarter of 2025 and the sale of our fuel business in Brazil. In addition, compensation and employee benefit costs were lower as a result of the 2025 Restructuring Plan initiatives and our provision for credit losses was lower as a result of the write-off of accounts receivable during the year ended December 31, 2024 associated with exit activities, as discussed under "Restructuring and Exit Activities" above.

Marine Segment Results of Operations
The following provides a summary of the marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	Year Ended December 31,
	2025	2024	Change
Revenue	$7,683.1	$8,887.2	$(1,204.1)

Gross profit	123.1	156.4	(33.3)
Operating expenses	122.2	91.6	30.6
Income from operations	$0.9	$64.8	$(63.9)

Operational metrics:
Marine segment volumes (metric tons)	15.8	16.6	(0.8)
Marine segment average price per metric ton	$487.65	$536.39	$(48.74)
Revenues in our marine segment were $7.7 billion for the year ended December 31, 2025, a decrease of $1.2 billion, or 14%, compared to the year ended December 31, 2024. The decrease in revenue was principally driven by lower average fuel prices and a decrease in volumes. The average price per metric ton of bunker fuel sold decreased by $48.74, or 9%, in the year ended December 31, 2025 compared to the year ended December 31, 2024. In addition, total volumes decreased by 0.8 million metric tons, or 5%, to 15.8 million metric tons in the year ended December 31, 2025 compared to the year ended December 31, 2024 primarily due to lower demand in our resale businesses driven in part by market uncertainty with respect to international trade.
Marine segment gross profit for the year ended December 31, 2025 was $123.1 million, a decrease of $33.3 million, or 21%, compared to the year ended December 31, 2024. The decrease in gross profit was principally driven by lower bunker fuel prices and continued low market price volatility, as well as a lower profit contribution from certain physical locations and an unfavorable transaction tax settlement recognized in the second quarter of 2025.
Income from operations in our marine segment for the year ended December 31, 2025 was $0.9 million, a decrease of $63.9 million, or 99%, compared to the year ended December 31, 2024. In addition to the decrease in gross profit discussed above, operating expenses increased primarily as a result of asset impairment charges recognized during the year ended December 31, 2025, as discussed in Note 5. Fair Value Measurements, partially offset by a reduction in incentive compensation costs.
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
Based on the information currently available, we believe that our cash and cash equivalents as of December 31, 2025 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued.
Convertible Notes. As of December 31, 2025, we have outstanding $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") which mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year. As of December 31, 2025, the conversion rate is 35.6103 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $28.08 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, but will not be adjusted for accrued and unpaid interest. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions and warrant transactions. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have a strike price equal to the conversion price of the Convertible Notes. Separately, we sold warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at a strike price of $39.64 per share as of December 31, 2025. As a result, dilution upon conversion of the Convertible Notes will be mitigated as the bond hedge and warrant transactions increase the effective conversion price of the Convertible Notes.
See Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Credit Agreement. Our Credit Agreement matures in November 2030 and provides for a revolving credit facility and term loan borrowings. On November 10, 2025, we entered into Amendment No. 11 to the Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), to amend certain terms and conditions of our credit facility, including to: (i) extend the maturity from April 1, 2027 to November 10, 2030; (ii) increase the revolving credit facility provided under the Credit Agreement to $1.65 billion (the "Credit Facility"); (iii) replace the existing term loan with a new term loan in the original principal amount of $350.0 million (the "Term Loan"), thereby maintaining the total borrowing capacity under the credit facility at $2.0 billion; (iv) modify the pricing of the loans and related fees; and (v) modify certain financial and other covenants to provide greater operating flexibility.
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
As a result of the foregoing, as well as other covenants and restrictions contained in our Credit Agreement, our availability under the Credit Facility may fluctuate from period to period. In addition, our failure to comply with the covenants contained in our Credit Agreement could result in an event of default. An event of default, if not cured or waived, would permit acceleration of any outstanding indebtedness under the Credit Facility and our term loan, trigger cross-defaults under certain other agreements to which we are a party, and impair our ability to obtain working capital advances and issue letters of credit, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. See Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Other Credit Lines. Additionally, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2025 and 2024, our outstanding letters of credit and bank guarantees under these credit lines totaled $396.4 million and $360.1 million, respectively.

Receivables Purchase Agreements. We also have accounts receivable programs under receivables purchase agreements ("RPAs") that allow us to sell a specified amount of qualifying accounts receivable and receive cash consideration equal to the total balance, less an associated fee, which varies based on the outstanding accounts receivable at any given time. The RPAs provide the constituent banks with the ability to add or remove customers from these programs in their discretion based on, among other things, the level of risk exposure the bank is willing to accept with respect to any particular customer. The fees the banks charge us to purchase the receivables from these customers can also be impacted for these reasons. During the third quarter of 2025, we amended one of our RPAs to extend the term of the agreement and reduce the overall fee structure. See Note 3. Accounts Receivable for additional information.
Supplier Financing Programs. Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support. See Note 8. Supplier Finance Programs for additional information.
See Item 1A. – Risk Factors in Part I within this 2025 10-K Report for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments.
As of December 31, 2025, our material cash requirements from contractual obligations were as follows (in millions):

	Current	Long-Term	Total
Debt and interest obligations (1)	$42.1	$788.0	$830.1
Operating lease obligations (2)	36.1	165.2	201.3
Finance lease obligations (2)	3.5	1.5	5.1
Derivatives obligations (3)	52.7	11.8	64.5
Purchase commitment obligations (4)	179.0	67.4	246.4
Other obligations	3.1	14.9	18.0
Total	$316.5	$1,048.8	$1,365.4
(1)Debt and interest obligations include principal and interest payments on fixed-rate and variable-rate, fixed-term debt based on their maturity dates. See Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
(2)We enter into lease arrangements for the use of offices, operational facilities, vehicles, vessels, storage tanks and other assets for our operations around the world. See Note 12. Leases for additional information.
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
(4)We have fixed purchase commitments associated with our risk management program, as well as a purchase contract, that runs through 2026, under which we agreed to purchase annually 2.0 million barrels of aviation fuel at future market prices. See Note 10. Commitments and Contingencies for additional information.
Future material cash requirements and off-balance sheet arrangements, in addition to the contractual obligations in the table above, include the following:
Capital Expenditures. During the year ended December 31, 2025, we incurred capital expenditures in the ordinary course of business of approximately $65.6 million. In 2026, we expect our capital expenditures to be generally consistent with the year ended December 31, 2025.
Unrecognized Income Tax Liabilities. As of December 31, 2025, we have recorded gross liabilities for unrecognized income tax benefits ("Unrecognized Tax Liabilities"), including penalties and interest, of $95.9 million. The timing of any settlement of our Unrecognized Tax Liabilities with the respective taxing authority cannot be reasonably estimated.

Letters of Credit and Bank Guarantees. In the normal course of business, we are required to provide letters of credit to certain suppliers. A majority of these letters of credit expire within one year from their issuance and expired letters of credit are renewed as needed. As of December 31, 2025, we had issued letters of credit and bank guarantees totaling $490.3 million under our Credit Facility and other uncommitted credit lines.
Surety Bonds. In the normal course of business, we are required to post bid, performance and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $65.5 million as of December 31, 2025.
Trip Support Services Acquisition. On November 5, 2025, we completed the Universal TSS acquisition for a total estimated consideration of approximately $207.0 million. At closing, $154.4 million was paid in cash and $60.0 million remains payable over the next four years. See Note 2. Acquisitions and Divestitures for additional information.
Cash Flows
The following table reflects the major categories of cash flows (in millions). For additional details, please see the Consolidated Statements of Cash Flows.

	For the Years Ended December 31,
	2025	2024	2023
Net cash provided by (used in) operating activities	$292.9	$259.9	$271.3
Net cash provided by (used in) investing activities	(170.0)	64.5	(101.1)
Net cash provided by (used in) financing activities	(315.1)	(230.6)	(152.4)
Operating Activities. For the year ended December, 31 2025, net cash provided by operating activities was $292.9 million, compared to $259.9 million net cash provided during the year ended December 31, 2024. The $33.0 million increase in operating cash flows was principally due to increased cash provided by our accounts payable and accounts receivable, inclusive of cash provided by our RPA activity, driven by the declining price environment during the year ended December 31, 2025, as well as cash provided by the collection of transaction tax refunds during the year ended December 31, 2025. These increased cash flows were partially offset by a decrease in our net income adjusted for noncash items (see "Results of Operations" for further details of the drivers impacting our net income), an increase in cash used in our derivative activities, driven by increased collateral requirements, and income tax payments.
Investing Activities. For the year ended December 31, 2025, net cash used in investing activities was $170.0 million, compared to net cash provided of $64.5 million during the year ended December 31, 2024. The net cash used in investing activities in 2025 was primarily driven by $153.6 million paid to acquire Universal TSS as discussed in Note 2. Acquisitions and Divestitures, capital expenditures of $65.6 million, and asset acquisitions of $13.3 million, partially offset by $29.4 million of cash received from the net repayment of notes receivable and $23.4 million net proceeds from the Watson Sale. Net cash provided by investing activities in 2024 was principally driven by net proceeds of $200.1 million and $8.9 million from the Avinode sale and the Brazil sale, respectively, as discussed in Note 2. Acquisitions and Divestitures, partially offset by capital expenditures of $68.2 million, the issuance of notes receivable, net of repayments received, of $37.3 million and cash paid for the acquisition of a business of $40.0 million.
Financing Activities. For the year ended December 31, 2025, net cash used in financing activities was $315.1 million compared to net cash used of $230.6 million for the year ended December 31, 2024. The net cash used in financing activities in 2025 was primarily attributable to net repayments of debt of $171.7 million driven by net repayments of Credit Facility and term loan borrowings as well as secured borrowings associated with the transfer of transaction taxes, repurchases of common stock of $85.0 million, and dividend payments of $41.3 million. Net cash used in financing activities in 2024 was primarily attributable to repurchases of common stock of $100.0 million, payments of deferred consideration related to prior acquisitions of $51.8 million, dividend payments of $38.5 million, and net repayments under our Credit Facility of $21.9 million.

Critical Accounting Estimates
Management's discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements included in this 2025 10‑K Report, which has been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to unbilled revenue and associated costs of sales, allowance for credit losses, goodwill and long-lived assets, certain accrued liabilities, and income taxes. We base our estimates on historical experience and on other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

These assessments require us to make accounting estimates that require consideration of forecasted financial information. Significant judgment is involved in performing these estimates as they are developed based on forecasted assumptions. As of December 31, 2025, the assumptions used, particularly the expected growth rates, the profitability embedded in the projected cash flow provided by our legacy and newly acquired businesses, the discount rate, and the market-based multiples, were defined based on available information as of the testing date considering current market volatility and geopolitical risks. Specifically for goodwill, management also considered the volatility in the company's market capitalization and evaluated the potential impact that this volatility may have had on the estimated fair value of our reporting units. For our cost and equity method investments, the profitability embedded in the projected cash flows provided by our investees are a critical estimate.

A reporting unit is considered at risk when its fair value does not exceed its carrying amount by more than 10%. While our aviation reporting unit is not considered at risk, our land reporting unit has been considered to be at risk since the fourth quarter of 2024. As discussed in Note 7. Goodwill and Identifiable Intangible Assets, during the second quarter of 2025 we identified a triggering event with respect to our land reporting unit and determined that it was more likely than not that the fair value of the reporting unit was less than its carrying value. We performed a quantitative impairment test and concluded that the carrying value of the land reporting unit exceeded its estimated fair value. As a result, we recognized a goodwill impairment charge of $359.0 million, which represented a partial impairment of goodwill in our land reporting unit.

During the fourth quarter of 2025, revisions to our long-term forecasts in connection with our annual goodwill impairment assessment resulted in a further decrease in the fair value of the land reporting unit. As a result, in the fourth quarter of 2025 we recognized an additional goodwill impairment charge of $169.3 million, which represented a partial impairment of goodwill in our land reporting unit. As of December 31, 2025, the remaining goodwill balances in our land and aviation reporting units were $301.7 million and $435.8 million, respectively.

During the year ended December 31, 2025, we also recognized other asset impairment charges of $161.3 million, primarily associated with assets that were sold or classified as held for sale as of December 31, 2025.

If our actual results differ significantly from the assumptions used to determined the fair value of the reporting unit, such impact could potentially result in additional goodwill impairment charges in future periods. See Notes 5. Fair Value Measurements and 7. Goodwill and Identifiable Intangible Assets for additional information.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Accounts Receivable and Allowance for Credit Losses
We maintain a provision for estimated credit losses based upon our historical experience with our customers, any specific customer collection issues that we have identified from current financial information and business prospects, as well as forward-looking information from market sources.	We consider historical payment trends of our customers together with internal and external information about the economic outlook, geopolitical risks and macroeconomic events, which may not fully capture the current or future creditworthiness of our customers, particularly in difficult economic periods.	As a result of the challenges inherent in estimating which customers are less likely to remit amounts owed to us, our provision for estimated credit losses may not always be sufficient. Any write-off of accounts receivable in excess of our provision for credit losses could adversely affect our results of operations and cash flow.
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

Significant judgment is involved in the determination of fair values in the context of acquisitions, such as the Universal TSS acquisition during the year ended December 31, 2025, as fair values are generally developed based on forecasted assumptions. The assumptions and inputs incorporated within the fair value estimates are subject to considerable management judgment and are based on industry, market, and economic conditions prevalent at the time of the acquisition. Significant inputs incorporated in the determination of fair values, including customer relationships valued using an income approach, include the discount rate determined using a market-based weighted average cost of capital, expected growth rates, and profitability and risks embedded in the newly acquired activities, including customer attrition rates.

If assumptions used to estimate fair values are materially different, future earnings through depreciation and amortization expense could be impacted. In addition, if forecasts supporting the valuation of the long-lived assets, including intangibles, or goodwill are not achieved, impairments could arise.

Revenue Recognition
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. We generally recognize fuel sales on a gross basis as we have control of the products before they are delivered to our customers.	In drawing this conclusion, we consider various factors, including inventory risk management, latitude in establishing the sales price, discretion in the supplier selection and that we are normally the primary obligor in our sales arrangements.	Our determination of whether to recognize revenue on a gross or net basis can materially impact the amount of revenue we report.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
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

Our valuation methodology for derivative contracts requires us to make assumptions regarding the fair value of those contracts. While we currently believe that our derivative contracts will be effective in mitigating the associated price risks, if our estimates of fair value and related assumptions prove to be incorrect, it is possible that our derivative instruments may be ineffective at mitigating material changes in prices, which could have an adverse impact on our financial position and results of operations. If our estimates of fair value are inaccurate, we may be exposed to losses or gains that could be material. If contracts indexed to our own stock are derivatives or contain embedded derivatives, they would be classified as a liability and remeasured to fair value through net income impacting future earnings. See Item 7A. – Quantitative and Qualitative Disclosures About Market Risks for additional information.

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
The notional and fair market values of our commodity-based derivative instrument positions were as follows (in millions, except weighted average contract price):

			As of December 31,
Commodity Contracts (In millions of BBL)			2025			2024
Hedge Strategy	Derivative Instrument	Settlement Period	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount	Notional Net Long/ (Short)	Weighted Average Contract Price	Fair Value Amount
Designated hedge	Commodity contracts hedging inventory	2025	—	$—	$—	0.1	$93.74	$(4.5)
		2026	(1.0)	87.26	4.5	—	—	—
		2027	(0.2)	88.33	0.2	—	—	—
Total designated hedge commodity contracts					4.7			(4.5)

Non-designated hedge	Commodity contracts	2025	—	—	—	(0.7)	10.52	77.4
		2026	(1.7)	18.25	46.4	(0.5)	17.11	7.9
		2027	(0.7)	17.48	7.2	(0.2)	15.53	3.7
		2028	(0.5)	16.89	1.9	(0.2)	18.01	1.2
		2029	(0.3)	15.50	1.2	(0.1)	17.29	0.6
		2030	—	19.50	1.2	0.1	20.17	2.7
		Thereafter	—	20.26	2.4	—	—	—
Total non-designated hedge commodity contracts					60.3			93.5
Total commodity derivative contracts					$65.0			$88.9
Foreign Currency Exchange Risk
We hedge our exposure to currency exchange rate changes, such as foreign-currency-denominated trade receivables, payables, or local currency tax payments. The foreign currency exchange rate risk results primarily from our international operations and is economically hedged using forward and swap contracts. The changes in the fair value of these foreign currency exchange derivatives are recorded in earnings. Since the gains or losses on the forward and swap contracts are substantially offset by the gains or losses from remeasuring the hedged foreign-currency-denominated exposure, we do not believe that a hypothetical 10% change in exchange rates at December 31, 2025 would have a material impact on our income from operations.

As of December 31, 2025, the foreign currency denominated notional amounts and fair value in U.S. dollars of our exposures from our foreign currency exchange derivatives, were primarily related to the following (in millions, except weighted average contract price):

Settlement Period	Unit	Notional Net Long/(Short)	Weighted Average Contract Price	Fair Value Amount
2026	AUD	(7.2)	0.662	$(0.1)
2026	CAD	(111.1)	1.392	(1.3)
2026	CLP	5,898.8	925.867	0.1
2026	COP	(70,477.2)	3,878.833	(0.6)
2026	DKK	249.3	6.338	(0.1)
2026	EUR	578.7	1.159	(1.2)
2026	GBP	(205.5)	1.336	(0.7)
2026	HUF	(2,519.7)	337.507	(0.2)
2026	JPY	(239.7)	149.312	0.1
2026	KRW	(41,343.5)	1,406.301	0.7
2026	MXN	199.8	18.310	1.0
2026	NOK	(771.1)	9.832	0.6
2026	NZD	(9.2)	0.583	0.1
2026	RON	(37.6)	4.394	(0.1)
2026	SEK	(215.0)	8.463	(0.6)
2026	ZAR	71.6	16.990	0.2
Total foreign currency exchange derivative contracts				$(2.2)
The total fair value of our foreign currency exchange derivative contracts was a net liability of $2.2 million and a net asset of $6.2 million as of December 31, 2025 and 2024, respectively. The majority of foreign currency exchange derivatives are settled within one year. See Note 4. Derivative Instruments for additional information.
Interest Rate Risk
Borrowings under our Credit Facility and Term Loan related to base rate loans or Term SOFR loans and alternative currency loans bear floating interest rates plus applicable margins. As of December 31, 2025, the applicable margins for base rate loans and Term SOFR loans and alternative currency loans were 0.875% and 1.875%, respectively, and we had a $346.5 million Term Loan and no outstanding borrowings under our Credit Facility. The aggregate outstanding balance of our finance lease obligations was $4.4 million as of December 31, 2025, which bear interest at annual rates ranging from 2.6% to 6.9%. We also have other agreements, such as our RPAs, with exposure to interest rate risk. See Note 3. Accounts Receivable and Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
A fluctuation of 100 bps in interest rates as of December 31, 2025 would result in a $10.9 million change in interest expense during the next twelve months with respect to the outstanding amounts as of December 31, 2025 under these agreements.
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
Upon conversion of the Convertible Notes, we have the option to pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock in respect of the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the notes being converted. If we elect to settle the portion, if any, of our conversion obligation in excess of the aggregate principal amount of the Convertible Notes being converted in shares of our common stock or a combination of cash and shares of our common stock, any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock.
In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with certain of the initial purchasers or affiliates thereof and certain other financial institutions. We also entered into warrant transactions. The convertible note hedge transactions are expected generally to reduce the potential dilution upon conversion of the notes and/or offset any cash payments we are required to make in excess of the principal amount of converted notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the strike price of the warrants. See Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Item 8. Financial Statements and Supplementary Data
The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 23, 2026, are set forth in Item 15 of this 2025 10‑K Report.
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
As of the end of the period covered by this 2025 10-K Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.
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
Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2025 using the framework specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2025. Management has excluded the acquisition of Universal Weather and Aviation's Trip Support Services division ("Universal TSS"), which was acquired on November 5, 2025, from its assessment of internal control over financial reporting as of December 31, 2025. The total assets and total revenues of Universal TSS each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report appearing herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the quarter ended December 31, 2025.
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
Item 9B. Other Information
Rule 10b5-1 Trading Plans
On November 24, 2025, Michael Kasbar, Executive Chairman of our Board of Directors, adopted a trading plan for the sale of shares of our common stock, which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan is effective on March 2, 2026 and expires upon the earlier of March 2, 2027 or completion of the sale of the maximum number of shares under the plan. The plan provides for the sale of up to 180,000 shares of our common stock.
Except as noted above, during the three months ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
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
We have adopted an insider trading policy applicable to our directors, officers and employees, governing the purchase, sale, and other dispositions of our securities. We believe our insider trading policies and procedures are reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19.1 to this 2025 10-K Report.
The remaining information regarding our directors, executive officers and corporate governance is incorporated herein by reference from "Proposal No. 1--Election of Directors," "Corporate Governance" and "Information Concerning Executive Officers" in our Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders ("2026 Proxy") to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 11. Executive Compensation
Information on executive compensation is incorporated herein by reference from "Corporate Governance--Director Compensation and Ownership Guidelines," "Compensation Discussion and Analysis," and "Executive Compensation Tables" in our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information on security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference from "Security Ownership of Certain Beneficial Owners and Management" in our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information on certain relationships and related transactions and director independence is incorporated herein by reference from "Corporate Governance--Review and Approval of Related Person Transactions" and "Corporate Governance--Board and Committee Governance--Director Independence" in our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.
Item 14. Principal Accountant Fees and Services
Information on principal accounting fees and services is incorporated herein by reference from "Proposal No. 3--Ratification of Independent Registered Public Accounting Firm--Fees and Services of PricewaterhouseCoopers LLP" in our 2026 Proxy to be filed pursuant to Regulation 14A within 120 days after the close of the fiscal year ended December 31, 2025.

PART IV
Item 15. Exhibits and Financial Statement Schedules

(a)(1)	The following Consolidated Financial Statements are filed as a part of this 2025 10‑K Report:

	(i)	Report of Independent Registered Public Accounting Firm (PCAOB ID 238)	46

	(ii)	Consolidated Balance Sheets	49

	(iii)	Consolidated Statements of Income and Comprehensive Income	50

	(iv)	Consolidated Statements of Shareholders’ Equity	51

	(v)	Consolidated Statements of Cash Flows	52

	(vi)	Notes to the Consolidated Financial Statements	53

(a)(2)	Consolidated Financial Statement schedules have been omitted either because the required information is set forth in the Consolidated Financial Statements or Notes thereto, or the information called for is not required.

(b)	The exhibits set forth in the following index of exhibits are filed or incorporated by reference as a part of this 2025 10‑K Report:

Exhibit No.	Description
3.1
Restated Articles of Incorporation of World Kinect Corporation (incorporated by reference herein from Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 filed on July 28, 2023).

3.2	By‑Laws, amended and restated as of October 22, 2025 (incorporated by reference herein from Exhibit 3.1 to our Current Report on Form 8‑K filed on October 28, 2025).
4.1	Description of Capital Stock (incorporated by reference herein from Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2019 filed on March 2, 2020 (the "2019 10-K").
4.2
Indenture, dated as of June 26, 2023, between World Kinect Corporation and U.S. Bank Trust Company, National Association (incorporated by reference herein from Exhibit 4.1 to our Current Report on Form 8-K filed on June 27, 2023).

4.3	Form of 3.250% Convertible Senior Note due 2028 (incorporated by reference herein from Exhibit 4.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.1	2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 2, 2016). *
10.2	2021 Omnibus Plan (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on May 25, 2021). *
10.3	2025 Omnibus Plan (incorporated by reference herein from Annex A to our Proxy Statement on Schedule 14A filed on April 25, 2025). *
10.4	Form of Director Indemnification Agreement (incorporated by reference from Exhibit 99.2 to our Current Report on Form 8-K filed on April 25, 2025).
10.5
Form of Named Executive Officer Performance-based Restricted Stock Unit Agreement under the 2021 Omnibus Plan incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on November 14, 2022. *

10.6	World Fuel Services Corporation Executive Severance Policy, effective as of January 1, 2026.*
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

10.10	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our 2019 10-K). *
10.11	Form of Named Executive Officer Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2017 filed on February 28, 2018 ("2017 10-K"). *
10.12	Form of Michael J. Kasbar Restricted Stock Unit Grant Agreement under the 2006 and 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.14 to our 2017 10-K). *

Exhibit No.	Description
10.13	Form of Ira M. Birns Restricted Stock Unit Grant Agreement under the 2016 Omnibus Plan (incorporated by reference herein from Exhibit 10.17 to our 2017 10-K). *
10.14	Form of Ira M. Birns Stock-Settled Stock Appreciation Right Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.2 to our 2014 10-Q). *
10.15	Form of Michael J. Crosby and John P. Rau 2016 Performance-Based Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.21 to our 2017 10-K). *
10.16	Form of Michael J. Crosby and John P. Rau Restricted Stock Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.4 to our 2017 10-Q). *
10.17	Form of Michael J. Crosby and John P. Rau Restricted Stock Unit Grant Agreement under the 2006 Omnibus Plan (incorporated by reference herein from Exhibit 10.24 to our 2017 10-K). *
10.18
Amended and Restated Employment Agreement, dated November 10, 2022, between World Fuel Services Corporation and Michael J. Kasbar (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8‑K filed on November 14, 2022. *

10.19
Fourth Amended and Restated Credit Agreement, dated as of October 10, 2013, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2013).

10.20	Amendment No. 1 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of January 30, 2015, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on February 5, 2015).
10.21	Amendment No. 2 to the Fourth Amended and Restated Credit Agreement, and Joinder Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on October 27, 2016).
10.22	Amendment No. 3 to the Fourth Amended and Restated Credit Agreement, dated as of May 12, 2017, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.2 to our 2017 10-Q).
10.23	Amendment No. 4 to the Fourth Amended and Restated Credit Agreement, dated as January 30, 2018, among World Fuel Services Corporation, World Fuel Services Europe, Ltd. and World Fuel Services (Singapore) Pte Ltd, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.30 to our 2017 10-K).
10.24	Amendment No. 5 to the Fourth Amended and Restated Credit Agreement, dated as of October 26, 2016, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on July 24, 2019).
10.25
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

10.26
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

10.27	Amendment No. 8 to Fourth Amended and Restated Credit Agreement, dated as of April 1, 2022, among World Fuel Services Corporation, World Fuel Services Europe, Ltd., World Fuel Services (Singapore) Pte Ltd, and certain other Subsidiaries, as borrowers, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on April 1, 2022).
10.28
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

10.29
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

Exhibit No.	Description
10.30
Amendment No. 11 to Fourth Amended and Restated Credit Agreement, dated as of November 10, 2025, among the Company and certain of its subsidiaries, as borrowers, the guarantors named therein, Bank of America, N.A., as administrative agent, and the financial institutions named therein as lenders, co-documentation agents, joint lead arrangers, and joint bookrunners (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on November 13, 2025).

10.31
Purchase Agreement, dated June 21, 2023, among World Kinect Corporation, Morgan Stanley & Co. LLC, J.P. Morgan Securities LLC and BofA Securities, Inc. as representatives of the several initial purchasers listed on Schedule I thereto (incorporated by reference herein from Exhibit 10.1 to our Current Report on Form 8-K filed on June 27, 2023).

10.32	Form of Convertible Note Hedge Confirmation (incorporated by reference herein from Exhibit 10.2 to our Current Report on Form 8-K filed on June 27, 2023).
10.33	Form of Warrant Confirmation (incorporated by reference herein from Exhibit 10.3 to our Current Report on Form 8-K filed on June 27, 2023).
19.1	World Kinect Corporation Securities Trading Policy.
21.1	Subsidiaries of the Registrant.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a‑14(a) or Rule 15d‑14(a).
32.1	Statement of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes‑Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1	World Kinect Corporation Clawback Policy (incorporated by reference herein from Exhibit 97.1 to our 2023 10-K).
101	The following materials from World Kinect Corporation’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (Extensible Business Reporting Language); (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income and Comprehensive Income, (iii) Consolidated Statements of Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Consolidated Financial Statements.
104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101).
*Management contracts and compensatory plans or arrangements required to be filed as exhibits to this form, pursuant to Item 15(b).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of World Kinect Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of World Kinect Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Universal Weather and Aviation’s Trip Support Services division from its assessment of internal control over financial reporting as of December 31, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Universal Weather and Aviation’s Trip Support Services division from our audit of internal control over financial reporting. Universal Weather and Aviation’s Trip Support Services division is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting each represent less than 1% of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.

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
Interim and Annual Goodwill Impairment Assessments – Aviation and Land Reporting Units
As described in Notes 1 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $737.5 million as of December 31, 2025, and the goodwill associated with the Aviation and Land reporting units was $435.8 million and $301.7 million, respectively. Management evaluates goodwill for impairment at the reporting unit level annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may be impaired. To perform the quantitative impairment test, management compares the fair value of each reporting unit to its respective carrying amount, including goodwill. In calculating fair value, management uses a combination of both an income and market approach. As disclosed by management, under the income approach, management calculates the fair value of each reporting unit based on the present value of estimated future cash flows, which include assumptions related to expected growth rates, profitability, and a discount rate that corresponds to a weighted-average cost of capital. Under the market approach, management uses a selection of global companies that correspond to each reporting unit to derive a market-based multiple. During the second quarter of 2025, following the exit from the U.K. land fuels business, and as a result of unanticipated persistence of macroeconomic pressures and underperformance against financial expectations in the Land reporting unit, management determined these circumstances indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required management to perform a quantitative impairment test. As a result of the quantitative impairment test performed, management concluded that the carrying value of the Land reporting unit exceeded its estimated fair value. As part of the annual goodwill impairment evaluation as of December 31, 2025, management concluded that the carrying value of the Land reporting unit exceeded its estimated fair value. Accordingly, total goodwill impairment charges of $528.3 million were recognized in the Land reporting unit for the year ended December 31, 2025. Management concluded that the carrying value of the Aviation reporting unit did not exceed its fair value.
The principal considerations for our determination that performing procedures relating to the interim and annual goodwill impairment assessments of the Aviation and Land reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the Aviation and Land reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to expected growth rates, profitability, and the discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Aviation and Land reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Aviation and Land reporting units; (ii) evaluating the appropriateness of the income and market approaches used by management; (iii) testing the completeness and accuracy of underlying data used in the income and market approaches; and (iv) evaluating the reasonableness of the significant assumptions related to expected growth rates, profitability, and the discount rates. Evaluating management’s assumptions related to expected growth rates and profitability involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the Aviation and Land reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income and market approaches and (ii) the reasonableness of the discount rates.
/s/ PricewaterhouseCoopers LLP
Miami, Florida
February 23, 2026

We have served as the Company’s auditor since 2002.

WORLD KINECT CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2025	December 31, 2024
Assets:
Current assets:
Cash and cash equivalents	$193.5	$382.9
Accounts receivable, net of allowance for credit losses of $15.6 million and $22.5 million as of December 31, 2025 and 2024, respectively	2,208.5	2,432.6
Inventories	454.2	513.5
Prepaid expenses	86.6	71.4
Short-term derivative assets, net	100.5	176.5
Other current assets	457.2	382.2
Total current assets	3,500.5	3,959.2
Property and equipment, net	348.4	513.3
Goodwill	737.5	1,181.7
Identifiable intangible assets, net	311.7	261.2
Other non-current assets	965.9	816.4
Total assets	$5,863.9	$6,731.8
Liabilities:
Current liabilities:
Current maturities of long-term debt	$11.9	$84.0
Accounts payable	2,586.9	2,726.5
Short-term derivative liabilities, net	52.7	91.5
Accrued expenses and other current liabilities	658.9	535.8
Total current liabilities	3,310.4	3,437.8
Long-term debt	685.2	796.8
Other long-term liabilities	560.4	541.2
Total liabilities	4,556.1	4,775.8
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 54.1 and 56.7 issued and outstanding as of December 31, 2025 and 2024, respectively	0.5	0.6
Capital in excess of par value	—	30.0
Retained earnings	1,315.9	2,009.2
Accumulated other comprehensive income (loss)	(17.3)	(91.0)
Total World Kinect shareholders' equity	1,299.1	1,948.7
Noncontrolling interest	8.8	7.2
Total equity	1,307.9	1,955.9
Total liabilities and equity	$5,863.9	$6,731.8
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(In millions, except earnings per share data)

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$36,916.6	$42,168.0	$47,710.6
Cost of revenue	35,968.8	41,141.6	46,652.4
Gross profit	947.8	1,026.4	1,058.2
Operating expenses:
Compensation and employee benefits	437.4	482.5	512.3
General and administrative	282.5	297.1	308.0
Goodwill and other asset impairments	689.6	29.0	32.8
Restructuring and exit costs	103.1	7.1	7.2
Total operating expenses	1,512.5	815.7	860.2
Income from operations	(564.7)	210.6	198.0
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(100.6)	(102.2)	(127.7)
Other income (expense), net	(74.3)	(12.9)	(3.6)
Total non-operating income (expense), net	(174.9)	(115.1)	(131.3)
Income (loss) before income taxes	(739.7)	95.5	66.7
Income tax expense (benefit)	(127.9)	27.6	13.0
Net income (loss) including noncontrolling interest	(611.7)	67.9	53.7
Net income (loss) attributable to noncontrolling interest	2.7	0.5	0.8
Net income (loss) attributable to World Kinect	$(614.4)	$67.4	$52.9
Basic earnings (loss) per common share	$(10.99)	$1.14	$0.86
Basic weighted average common shares	55.9	59.0	61.4
Diluted earnings (loss) per common share	$(10.99)	$1.13	$0.86
Diluted weighted average common shares	55.9	59.5	61.7
Comprehensive income:
Net income (loss) including noncontrolling interest	$(611.7)	$67.9	$53.7
Other comprehensive income (loss):
Foreign currency translation adjustments	74.6	67.4	19.9
Cash flow hedges, net of income tax expense (benefit) of ($0.3), ($3.5), and ($2.7) for 2025, 2024, and 2023, respectively	(0.9)	(9.6)	(8.1)
Total other comprehensive income (loss)	73.7	57.9	11.8
Comprehensive income (loss) including noncontrolling interest	(538.0)	125.8	65.5
Comprehensive income (loss) attributable to noncontrolling interest	2.7	0.5	0.8
Comprehensive income (loss) attributable to World Kinect	$(540.7)	$125.3	$64.7

The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders’ Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2022	62.0	$0.6	$182.4	$1,962.5	$(160.6)	$1,984.9	$5.9	$1,990.7
Net income (loss)	—	—	—	52.9	—	52.9	0.8	53.7
Cash dividends declared	—	—	—	(33.8)	—	(33.8)	—	(33.8)
Amortization of share-based payment awards	—	—	24.2	—	—	24.2	—	24.2
Issuance (cancellation) of common stock related to share-based payment awards	0.6	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(5.7)	—	—	(5.7)	—	(5.7)
Purchases of common stock	(2.8)	—	(60.6)	—	—	(60.7)	—	(60.7)
Other comprehensive income (loss)	—	—	—	—	11.8	11.8	—	11.8
Convertible note hedge transactions	—	—	(70.5)	—	—	(70.5)	—	(70.5)
Warrant transactions	—	—	40.0	—	—	40.0	—	40.0
Balance as of December 31, 2023	59.8	0.6	109.6	1,981.6	(148.9)	1,943.0	6.7	1,949.6
Net income (loss)	—	—	—	67.4	—	67.4	0.5	67.9
Cash dividends declared	—	—	—	(39.8)	—	(39.8)	—	(39.8)
Amortization of share-based payment awards	—	—	28.1	—	—	28.1	—	28.1
Issuance (cancellation) of common stock related to share-based payment awards	0.5	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(6.8)	—	—	(6.8)	—	(6.8)
Purchases of common stock	(3.6)	—	(101.0)	—	—	(101.0)	—	(101.0)
Other comprehensive income (loss)	—	—	—	—	57.9	57.9	—	57.9
Balance as of December 31, 2024	56.7	0.6	30.0	2,009.2	(91.0)	1,948.7	7.2	1,955.9
Net income (loss)	—	—	—	(614.4)	—	(614.4)	2.7	(611.7)
Cash dividends declared	—	—		(42.4)	—	(42.4)	—	(42.4)
Amortization of share-based payment awards	—	—	25.5	—	—	25.5	—	25.5
Issuance (cancellation) of common stock related to share-based payment awards	0.6	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(7.4)	—	—	(7.4)	—	(7.4)
Purchases of common stock	(3.3)	—	(48.9)	(36.5)	—	(85.4)	—	(85.4)
Other comprehensive income (loss)	—	—	—	—	73.7	73.7	—	73.7
Distribution to noncontrolling interest	—	—	—	—	—	—	(1.1)	(1.1)
Other	—	—	0.8	—	—	0.8	—	0.8
Balance as of December 31, 2025	54.1	$0.5	$—	$1,315.9	$(17.3)	$1,299.1	$8.8	$1,307.9
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)	For the Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$(611.7)	$67.9	$53.7
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	28.3	24.9	(267.5)
(Gain) loss on sale of business	81.9	15.2	(2.2)
Depreciation and amortization	98.2	106.4	104.5
Noncash operating lease expense	37.1	36.0	34.7
Provision for credit losses	3.9	12.0	4.7
Share-based payment award compensation costs	25.5	28.1	24.2
Deferred income tax expense (benefit)	(176.4)	(15.3)	(30.7)
Unrealized foreign currency (gains) losses, net	14.4	30.6	(16.5)
Goodwill and other asset impairment charges	689.6	29.0	32.8
Other	44.8	16.6	25.2
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	106.4	259.1	569.2
Inventories	1.0	133.0	186.8
Prepaid expenses	(18.7)	(2.3)	6.7
Other current assets	(26.9)	20.7	(30.5)
Cash collateral with counterparties	44.8	105.4	168.9
Other non-current assets	(92.0)	(117.7)	(88.0)
Change in derivative assets and liabilities, net	7.8	(3.4)	(4.7)
Accounts payable	(32.6)	(355.9)	(441.9)
Accrued expenses and other current liabilities	45.0	(164.1)	(48.0)
Other long-term liabilities	22.4	33.7	(10.1)
Net cash provided by (used in) operating activities	292.9	259.9	271.3
Cash flows from investing activities:
Acquisition of business, net of cash acquired	(153.6)	(40.0)	(13.7)
Proceeds from sale of business, net of divested cash	23.4	209.0	9.3
Capital expenditures	(65.6)	(68.2)	(87.6)
Other investing activities, net	25.9	(36.3)	(9.1)
Net cash provided by (used in) investing activities	(170.0)	64.5	(101.1)
Cash flows from financing activities:
Borrowings of debt	3,602.0	3,844.0	5,921.8
Repayments of debt	(3,773.7)	(3,876.2)	(6,224.4)
Issuance of Convertible Notes	—	—	350.0
Dividends paid on common stock	(41.3)	(38.5)	(34.0)
Repurchases of common stock	(85.0)	(100.0)	(60.1)
Purchase of convertible note hedges	—	—	(70.5)
Sale of warrants	—	—	40.0
Payments of deferred consideration for acquisitions	(7.2)	(51.8)	(62.9)
Other financing activities, net	(9.9)	(8.0)	(12.2)
Net cash provided by (used in) financing activities	(315.1)	(230.6)	(152.4)
Cash and cash equivalents reclassified as assets held for sale	(0.6)	—	—
Effect of exchange rate changes on cash and cash equivalents	3.4	(15.2)	(12.0)
Net increase (decrease) in cash and cash equivalents	(189.4)	78.7	5.9
Cash and cash equivalents, as of the beginning of the period	382.9	304.3	298.4
Cash and cash equivalents, as of the end of the period	$193.5	$382.9	$304.3
The accompanying Notes are an integral part of these Consolidated Financial Statements.

WORLD KINECT CORPORATION NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies
General
World Kinect Corporation (the "Company") was incorporated in Florida in July 1984 and along with its consolidated subsidiaries is referred to collectively in this Annual Report on Form 10‑K ("2025 10‑K Report") as "World Kinect," "we," "our" and "us." We are a global energy management company offering fulfillment and related services to customers across the aviation, marine, and land transportation sectors. We also supply natural gas along with a complementary suite of sustainability-related products and services.
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
B. New Accounting Standards
Adoption of New Accounting Standards
Income Taxes. ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, was issued in December 2023. ASU 2023-09 amends the guidance in ASC 740, Income Taxes, to improve the transparency of income tax disclosures by revising the required rate reconciliation disclosures and requiring disclosure of income taxes paid disaggregated by jurisdiction. As amended, the rate reconciliation disclosure must be presented in both percentages and reporting currency amounts, with consistent categories and greater disaggregation of information. The ASU also includes changes intended to improve the effectiveness of income tax disclosures and eliminate certain existing disclosure requirements related to uncertain tax positions and unrecognized deferred tax liabilities. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, and should be applied prospectively. The Company adopted ASU 2023-09 in the fourth quarter of 2025 and has included the relevant disclosures in Note 14. Income Taxes.
Accounting Standards Issued But Not Yet Adopted
Expense Disaggregation. ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, was issued in November 2024. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; however, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for each interim and annual period. The amendments require disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The amendments also require disclosure of certain amounts that are already required to be disclosed under current guidance in the same disclosure as the other disaggregation requirements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses as well as, in annual reporting periods, the entity's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Consolidated Financial Statements and processes.

Internal-Use Software. ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, was issued in September 2025. ASU 2025-06 modernizes the accounting for internal-use software costs by eliminating the prescriptive "project stage" model and introducing a principles-based framework that is intended to better reflect current software development practices and consolidate guidance on website development costs into the broader framework for internal-use software. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the amendments to identify potential impacts to the Company’s Consolidated Financial Statements and processes.
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
For additional information, see Note 3. Accounts Receivable.
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
G. Business Combinations
A business combination occurs when an entity obtains control of a business by acquiring its net assets, or some or all of its equity interests. Before applying the acquisition method, we determine whether a transaction meets the definition of a business combination. For a transaction to be accounted for as a business combination, the entity or net assets acquired must meet the definition of a business as defined in ASC 805. Under the acquisition method, the purchase price is allocated to all identifiable assets acquired, all liabilities assumed, and any noncontrolling interest at the fair value as of the acquisition date. Any residual difference with the consideration transferred is recognized as Goodwill. Goodwill arises because the purchase price paid reflects numerous factors, including the strategic value and expected synergies that the acquisition would bring to our existing operations. Acquisition-related costs incurred in connection with a business combination are expensed as incurred.
If the assets acquired do not meet the definition of a business, we account for the transaction as an asset acquisition in which goodwill is not recognized, but rather any residual difference with the consideration transferred is allocated on a relative fair value basis to all qualifying identifiable net assets acquired.
For additional information, see Note 2. Acquisitions and Divestitures.
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
For additional information, see Note 4. Derivative Instruments.

J. Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated primarily by using the straight-line method over the estimated useful lives of the assets. Costs of major additions and improvements are capitalized while expenditures for maintenance and repairs, which do not extend the life of the asset, are expensed. Upon sale or disposition of property and equipment, the cost and related accumulated depreciation and amortization are eliminated from the accounts and any resulting gain or loss is credited or charged to income. Long-lived assets held and used by us (including property and equipment) are assessed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When such assets are expected to be sold, we first evaluate whether they meet the criteria to be classified as held for sale. Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell, and an impairment charge is recognized for any excess of carrying amount over fair value less cost to sell.
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
For additional information, see Note 6. Property and Equipment.
K. Goodwill
Goodwill is evaluated for impairment at the reporting unit level annually as of December 31, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired.
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
For additional information, see Note 7. Goodwill and Identifiable Intangible Assets.
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
For additional information, see Note 7. Goodwill and Identifiable Intangible Assets.
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
We assess our intent and/or ability to recover the carrying amount of the investment over a long period. However, if the fair value of the investment is less than its carrying amount, and the investment will not recover in the near term, then an other-than-temporary impairment is recognized. Impairments of investments are classified as Goodwill and asset impairments within the Consolidated Statements of Income and Comprehensive Income.
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
Revenue from the sale of fuel is recognized when our customers obtain control of the fuel, which is typically upon delivery of each promised gallon or barrel to an agreed-upon delivery point. Revenue from services, including energy procurement advisory services and international trip support services, are recognized over the contract period when services have been performed and we have the right to invoice for those services.
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
For additional information, see Note 13. Revenue from Contracts with Customers.
O. Share-Based Payment Awards
We account for share-based payment awards on a fair value basis of the equity instrument issued. Under fair value accounting, the grant-date fair value of the share-based payment award is amortized as compensation expense, on a straight-line basis, over the service period (generally, the vesting period) for both graded and cliff vesting awards. We have elected to account for forfeitures as they occur. For additional information, see Note 11. Shareholders' Equity.
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
For additional information, see Note 14. Income Taxes.
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
Potentially dilutive securities include share-based compensation awards, such as restricted stock subject to forfeitable dividends, non-vested restricted stock units ("RSUs"), performance stock units where the performance requirements have been met, and settled stock appreciation rights awards ("SSARs"), as well as the Convertible Notes discussed in Note 9. Debt, Interest Income, Expense, and Other Finance Costs. The dilutive effect of potentially dilutive share-based compensation awards is reflected in diluted earnings per common share by application of the treasury stock method, unless its impact is anti-dilutive. Under the treasury stock method, an increase in the fair market value of our common stock can result in a greater dilutive effect from potentially dilutive securities. The dilutive effect of the Convertible Notes is determined by application of the if-converted method. The if-converted method assumes that these securities were converted at the beginning of the reporting period to the extent that the effect is dilutive. The Convertible Notes would have a dilutive impact when the average market price of the Company's common stock for a given period exceeds the respective conversion price of the Convertible Notes.
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
We assess right-of-use assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairments are classified as Goodwill and other asset impairments within the Consolidated Statements of Income and Comprehensive Income.
For additional information, see Note 12. Leases.
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
For additional information, see Note 14. Income Taxes and Note 10. Commitments and Contingencies.
2. Acquisitions and Divestitures
Assets and Liabilities Held for Sale
Land Fuel Transportation and Lubricants Disposal Group
During the fourth quarter of 2025, management committed to and initiated actions to execute a plan to exit certain operations within the land segment that are no longer profitable or not aligned with the Company's core business and corporate strategy. These exit plans include certain assets and liabilities within the land segment (the "Land Fuel Transportation and Lubricants disposal group") that are expected to be sold within the following year. The disposal group does not meet the criteria to be reported as a discontinued operation, however the assets and liabilities within the disposal group met the criteria to be classified as held for sale as of December 31, 2025.
The Land Fuel Transportation and Lubricants disposal group assets were assessed for impairment under the held for sale impairment model during the fourth quarter of 2025. As a result, impairment charges totaling $85.1 million were recognized to reduce the carrying amount of the disposal group to its estimated fair value less costs to sell. The total impairment charge included approximately $35.3 million of goodwill that was allocated to the Land Fuel Transportation and Lubricants disposal group, as well as $49.7 million related to the long-lived assets included within the disposal group. The remaining carrying value of disposal group assets and liabilities have been reclassified to Other current assets and Accrued expenses and other current liabilities, respectively, within our Consolidated Balance Sheet.
In February 2026, we executed definitive agreements to sell the majority of the Land Fuel Transportation and Lubricants disposal group for total cash proceeds of approximately $80.0 million, subject to inventory and other adjustments. Closing of the transaction is subject to customary closing conditions and is expected to be completed during the second quarter of 2026. We do not expect to recognize a material gain or loss on sale upon closing of the transaction, as the carrying value of the disposal group as of December 31, 2025 reflects its estimated fair value less costs to sell.

Falmouth Disposal Group
Also during the fourth quarter of 2025, the Company decided to significantly reduce trading activity at the Falmouth terminal and actively pursue a sale of the terminal and related assets. The Falmouth disposal group has historically been reported within the marine segment. The Falmouth disposal group does not meet the criteria to be reported as a discontinued operation, however the assets and liabilities within the disposal group met the criteria to be classified as held for sale as of December 31, 2025.
The Falmouth disposal group assets were assessed for impairment under the held for sale impairment model during the fourth quarter of 2025. As a result, an impairment charge of $3.3 million was recognized to reduce the carrying amount of the Falmouth terminal land within the disposal group to its estimated fair value less costs to sell. The remaining carrying value of disposal group assets and liabilities have been reclassified to Other current assets and Accrued expenses and other current liabilities, respectively, within our Consolidated Balance Sheet.
The following table summarizes the carrying value of the Land Fuel Transportation and Lubricants and Falmouth disposal group assets and liabilities classified as held for sale (in millions):

December 31, 2025
Cash and cash equivalents	$0.6
Accounts receivable, net	0.2
Inventories	35.9
Prepaid expenses and other current assets	0.3
Property and equipment, net	51.1
Intangible assets, net	8.5
Other non-current assets	11.7
Total assets held for sale	$108.2

Accounts payable	$0.3
Accrued expenses and other liabilities	4.8
Long-term portion of finance lease obligations	5.2
Other long-term liabilities	18.1
Total liabilities held for sale	$28.3
2025 Acquisitions
On September 3, 2025, we entered into a definitive agreement with Universal Weather and Aviation to acquire their Trip Support Services division ("Universal TSS"). The acquisition closed on November 5, 2025 for total estimated consideration of $207.0 million, subject to customary adjustments relating to net working capital. At closing, $154.4 million was paid in cash and $60.0 million remains payable over the next four years. The acquisition was accounted for as a business combination and is reported in the aviation segment.

We are in the process of obtaining information to identify and measure all assets acquired and liabilities assumed. The following preliminary purchase price allocation was estimated based on the information obtained to date and is expected to be completed in 2026. The following table summarizes the estimated fair value of the aggregate consideration, and the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed (in millions):

Total
Consideration:
Cash paid at closing	$154.4
Amount due to sellers (1)	52.6
Total fair value of consideration	$207.0

Assets acquired and liabilities assumed:
Cash	$0.8
Accounts receivable	19.6
Prepaid expenses and other current assets	0.5
Property, plant and equipment	0.3
Identifiable intangible assets subject to amortization (2)	87.5
Identifiable intangible assets not subject to amortization (3)	23.1
Accounts payable	(1.6)
Other assets and liabilities, net (4)	(4.4)
Net identifiable assets acquired	125.8
Goodwill	81.3
Net assets acquired	$207.0
(1)Represents expected payments of $15.0 million per year over each of the next four years, discounted to present value at the date of acquisition.
(2)Identifiable intangible assets subject to amortization primarily consist of customer relationships and other identifiable assets which will be amortized over a weighted average life of 18.4 years.
(3)Identifiable intangible assets not subject to amortization include trademarks and trade names acquired.
(4)Includes the recognition of right of use assets of $1.3 million and lease liabilities of $1.3 million.
(5)Goodwill is attributable primarily to the expected synergies and other benefits that we believe will result from combining the acquired operations with the operations of our aviation segment. All of the goodwill assigned to the aviation segment was deductible for tax purposes.
Total revenue and loss before income taxes of Universal TSS included in the Company's Consolidated Statements of Income and Comprehensive Income for the period from the date of acquisition through December 31, 2025 were $27.8 million and $0.5 million, respectively.
The following presents unaudited pro forma combined financial information of the Company for the years ended December 31, 2025 and 2024 as if the acquisition of Universal TSS had been completed on January 1, 2024 (in millions):

	For the Year Ended December 31,
(unaudited)	2025	2024
Revenue	$37,118.9	$42,416.0
Net income (loss) attributable to World Kinect	$(605.7)	$78.9

The unaudited pro forma combined financial information was based on the historical financial information of Universal TSS and includes (i) incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the incremental borrowings under our Credit Facility to finance the acquisition and the accretion of the discount on the present value of future payments; (iii) nonrecurring transaction costs recognized in connection with the transaction; and (iv) the tax effect of the pro forma adjustments as well as the recognition of income tax expense associated with Universal TSS' historical statements, calculated using statutory tax rates, as Universal TSS was comprised of limited liability companies not subject to federal and state income taxes prior to the acquisition. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
2025 Divestitures
On April 9, 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business (the "Watson Fuels asset group"), for total proceeds of $42.8 million, of which $23.6 million was collected in cash at closing (the "Watson Fuels sale"). As discussed in Note 5. Fair Value Measurements, during the first quarter of 2025, we recognized an asset impairment charge of $44.5 million with respect to the Watson Fuels asset group assets. The Watson Fuels sale resulted in a pre-tax loss of $81.7 million, net of costs to sell and after the reclassification of cumulative translation losses of $55.1 million, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax benefit of $6.3 million is included in Income tax expense (benefit) within our Consolidated Statements of Income and Comprehensive Income. Prior to the Watson Fuels sale, the Watson Fuels asset group was reported within our land segment. The Watson Fuels sale did not meet the criteria to be reported as a discontinued operation.
2024 Divestitures
On May 1, 2024, we completed the sale of our Avinode Group and our portfolio of aviation fixed-based operator software products (the "Avinode disposal group") for cash proceeds, net of cash sold, of $200.1 million (the "Avinode sale"). The Avinode sale resulted in a pre-tax gain of $96.0 million, net of costs to sell and after the reclassification of cumulative translation losses of $17.1 million to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax expense of $12.4 million is included in Income tax expense (benefit) within our Consolidated Statements of Income and Comprehensive Income. Prior to the Avinode sale, the Avinode disposal group was reported within our aviation segment. The Avinode sale did not meet the criteria to be reported as a discontinued operation.
On December 13, 2024, we completed the sale of our land and marine subsidiaries in Brazil (the "Brazil disposal group") for cash proceeds, net of cash sold, of $8.9 million (the "Brazil sale"). The Brazil sale resulted in a pre-tax loss of $111.2 million, net of costs to sell and after the reclassification of cumulative translation losses of $80.0 million to net income, that is included in Other income (expense), net within our Consolidated Statements of Income and Comprehensive Income. The related tax benefit of $6.0 million is included in Income tax expense (benefit) within our Consolidated Statements of Income and Comprehensive Income. Prior to the Brazil sale, the Brazil disposal group was reported within the land and marine segments. The Brazil sale did not meet the criteria to be reported as a discontinued operation.
3. Accounts Receivable
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

We had accounts receivable, net, of $2.2 billion and $2.4 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $16.6 million and $23.7 million, as of December 31, 2025 and 2024, respectively. Changes to the expected credit loss provision during the year ended December 31, 2025 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations; in addition to the impact of exiting certain activities as described in Note 16. Restructuring and Exit Activities. Based on an aging analysis as of December 31, 2025, 94% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	2025	2024	2023
Balance as of January 1,	$23.7	$20.8	$17.3
Charges to allowance for credit losses	3.9	12.0	4.7
Write-off of uncollectible receivables	(11.2)	(10.6)	(1.5)
Recoveries of credit losses	0.4	2.0	0.3
Translation adjustments	(0.2)	(0.5)	(0.1)
December 31,	$16.6	$23.7	$20.8
Receivable Purchase Agreements
We have receivable purchase agreements ("RPAs") that allow for the sale of our qualifying accounts receivable in exchange for cash consideration equal to the total balance, less a discount margin, depending on the outstanding accounts receivable at any given time. During 2023, we amended one of our RPAs to, among other things, reduce the overall fee structure. During 2025, we amended one of our RPAs to extend the term of the agreement and reduce the overall fee structure.
Accounts receivable sold under the RPAs are accounted for as sales and excluded from Accounts receivable, net of allowance for credit losses on the accompanying Consolidated Balance Sheets. Fees paid under the RPAs are recorded within Interest expense and other financing costs, net on the Consolidated Statements of Income and Comprehensive Income.
During the years ended December 31, 2025, 2024, and 2023, respectively, we sold receivables under the RPAs with an aggregate face value of $11.5 billion, $11.9 billion, and $9.5 billion and recognized fees of $31.8 million, $38.5 million, and $37.6 million.
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

The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	December 31, 2025
Commodity contracts:
Long	BBL	63.9
Short	BBL	(68.2)

Foreign currency exchange contracts:
Sell U.S. dollar, buy other currencies	USD	(434.8)
Buy U.S. dollar, sell other currencies	USD	684.6
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next year.
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Consolidated Balance Sheets (in millions):

		Gross Derivative Assets		Gross Derivative Liabilities
		As of December 31,		As of December 31,
Derivative Instruments	Consolidated Balance Sheets location	2025	2024	2025	2024
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$—	$4.0	$—	$3.5
	Other non-current assets	0.2	—	—	—
	Short-term derivative liabilities, net	18.6	13.9	14.1	18.9

Interest rate contract	Short-term derivative assets, net	—	2.9	—	—
Total derivatives designated as hedging instruments		18.9	20.8	14.2	22.4

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	120.6	230.8	15.6	65.7
	Other non-current assets	58.0	69.4	30.8	20.5
	Short-term derivative liabilities, net	74.5	86.7	133.1	174.4
	Other long-term liabilities	11.6	62.8	24.9	95.6

Foreign currency contracts	Short-term derivative assets, net	2.6	23.3	1.5	15.1
	Other non-current assets	—	0.7	—	0.3
	Short-term derivative liabilities, net	4.9	5.1	8.1	6.9
	Other long-term liabilities	—	0.1	0.1	0.6
Total derivatives not designated as hedging instruments		272.4	478.9	214.3	379.2
Total derivatives		$291.3	$499.6	$228.4	$401.6
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.

The following amounts were recorded within our Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line Item in the Consolidated Balance Sheets in Which the Hedged Item is Included	Carrying Amount of Hedged Asset/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	As of December 31,		As of December 31,
	2025	2024	2025	2024
Inventory	$73.3	$95.2	$(1.0)	$3.8
Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in income in our Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Year Ended December 31,
	2025			2024			2023
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$36,916.6	$35,968.8	$100.6	$42,168.0	$41,141.6	$102.2	$47,710.6	$46,652.4	$127.7
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	(5.4)	—	—	5.4	—	—	0.8	—
Derivatives designated as hedging instruments	—	5.1	—	—	(4.1)	—	—	3.4	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	(12.4)	(4.1)	—	(3.4)	6.1	—	0.2	—	—
Interest rate contract:
Amount of gains (losses) reclassified from Accumulated other comprehensive income (loss) into Net income (loss)	—	—	2.9	—	—	14.5	—	—	14.0
Total amount of income and expense line items excluding the impact of hedges	$36,929.0	$35,964.4	$103.6	$42,171.4	$41,148.9	$116.7	$47,710.4	$46,656.7	$141.7

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement		Year Ended December 31,
	Location	2025	2024	2023
Commodity contracts	Revenue	$11.1	$5.6	$(1.5)
Commodity contracts	Cost of revenue	$5.6	$(15.4)	$(0.3)
For the years ended December 31, 2025, 2024 and 2023, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of December 31, 2025, on a pre-tax basis, $0.1 million is scheduled to be reclassified from Accumulated other comprehensive loss over the next twelve months as an increase to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	Year Ended December 31,
	2025	2024	2023
Commodity contracts (Revenue)	$(7.2)	$(4.3)	$—
Commodity contracts (Cost of revenue)	(3.6)	5.6	(0.7)
Interest rate contracts (Interest expense and other financing costs, net)	—	1.9	3.0
Total gain (loss)	$(10.8)	$3.1	$2.4

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		Year Ended December 31,
	Location	2025	2024	2023
Commodity contracts	Revenue	$(9.1)	$(2.5)	$0.2
Commodity contracts	Cost of revenue	(3.0)	4.4	—
Interest rate contracts	Interest expense and other financing costs, net	2.1	10.7	10.3
Total gain (loss)		$(9.9)	$12.6	$10.5
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated	Location	Year Ended December 31,
		2025	2024	2023
Commodity contracts	Revenue	$(14.5)	$(126.2)	$(190.5)
	Cost of revenue	(9.5)	21.4	(41.4)
		(24.0)	(104.8)	(231.9)
Foreign currency contracts	Revenue	(1.2)	(0.5)	(8.0)
	Other income (expense), net	(14.1)	(2.4)	2.3
		(15.3)	(2.9)	(5.6)
Total gains (losses)		$(39.3)	$(107.7)	$(237.5)

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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-related contingent features (in millions):

	As of December 31,
	2025	2024
Net derivative liability positions with credit contingent features	$20.2	$40.9
Collateral posted and held by our counterparties	(3.7)	—
Maximum additional potential collateral requirements	$16.5	$40.9
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes, as discussed in Note 9. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$113.4	$159.6	$10.7	$283.7
Foreign currency contracts	—	7.6	—	7.6
Cash surrender value of life insurance	—	20.1	—	20.1
Total assets at fair value	$113.4	$187.3	$10.7	$311.4

Liabilities:
Commodities contracts	$118.5	$96.4	$3.8	$218.6
Foreign currency contracts	—	9.8	—	9.8
Total liabilities at fair value	$118.5	$106.1	$3.8	$228.4

	Fair Value Measurements as of December 31, 2024
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Assets:
Commodities contracts	$157.4	$300.8	$9.4	$467.6
Interest rate contract	—	2.9	—	2.9
Foreign currency contracts	—	29.1	—	29.1
Cash surrender value of life insurance	—	20.0	—	20.0
Total assets at fair value	$157.4	$352.8	$9.4	$519.6

Liabilities:
Commodities contracts	$165.9	$209.1	$3.7	$378.7
Foreign currency contracts	—	22.9	—	22.9
Total liabilities at fair value	$165.9	$232.0	$3.7	$401.6
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
We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Consolidated Balance Sheets (in millions):

	Fair Value as of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$283.7	$151.3	$132.4	$8.2	$—	$124.2
Foreign currency contracts	7.6	6.5	1.1	—	—	1.1
Total assets at fair value	$291.3	$157.8	$133.5	$8.2	$—	$125.3

Liabilities:
Commodities contracts	$218.6	$151.3	$67.4	$6.0	$—	$61.3
Foreign currency contracts	9.8	6.5	3.3	—	—	3.3
Total liabilities at fair value	$228.4	$157.8	$70.6	$6.0	$—	$64.6

	Fair Value as of December 31, 2024
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts Without Right of Offset	Net Amounts
Assets:
Commodities contracts	$467.6	$253.2	$214.4	$0.1	$—	$214.3
Interest rate contract	2.9	—	2.9	—	—	2.9
Foreign currency contracts	29.1	20.7	8.5	—	—	8.5
Total assets at fair value	$499.6	$273.9	$225.8	$0.1	$—	$225.6

Liabilities:
Commodities contracts	$378.7	$253.2	$125.5	$12.1	$—	$113.4
Foreign currency contracts	22.9	20.7	2.3	—	—	2.3
Total liabilities at fair value	$401.6	$273.9	$127.8	$12.1	$—	$115.6
At December 31, 2025 and 2024, we did not present any amounts gross on our Consolidated Balance Sheets where we had the right to offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At December 31, 2025, none of our counterparties represented over 10% of our credit exposure to OTC derivative counterparties.
Nonrecurring Fair Value Measurements
The following table summarizes our goodwill and other asset impairment charges and related nonrecurring fair value measurements (in millions):

	Year Ended December 31,
	2025	2024	2023
Goodwill impairment (1)	$528.3	$—	$—
Land Fuel Transportation and Lubricants disposal group impairment (2)	49.7	—	—
Watson Fuels asset group impairment (3)	44.5	—	—
Falmouth disposal group impairment (4)	35.0	—	—
Intangible asset impairments (5)	21.0	—	—
Asset impairments associated with exit activities (6)	5.8	3.1	11.2
Cost method investment impairments (7)(8)	5.4	—	5.0
Equity method investment impairments (9)	—	18.2	14.1
Other	—	7.7	2.5
Goodwill and other asset impairments total	$689.6	$29.0	$32.8
(1)See Note 7. Goodwill and Identifiable Intangible Assets for additional disclosures related to goodwill impairments recognized during the year ended December 31, 2025.
(2)See Note 2. Acquisitions and Divestitures for additional disclosures related to asset impairment charges related to the Land Fuel Transportation and Lubricants disposal group.

(3)During the first quarter of 2025, we identified an impairment indicator with respect to the Watson Fuels asset group within our land segment. We determined that the carrying amount was not recoverable and recognized an asset impairment charge of $44.5 million during the three months ended March 31, 2025. The fair value of the asset group was determined based on a market approach using the estimated sale proceeds for the Watson Fuels sale. The measurement is categorized as Level 2 within the fair value hierarchy. As discussed in Note 2. Acquisitions and Divestitures, we completed the Watson Fuels sale on April 9, 2025.
(4)During the second quarter of 2025, we identified impairment indicators with respect to the Falmouth asset group within our marine segment. We determined that the carrying amount of the Falmouth asset group was not recoverable and recognized an asset impairment charge of $31.6 million. The fair value of the asset group, excluding the related land, was determined to be nominal based on an income approach using a discounted cash flow methodology. As a result the full carrying amount of the long-lived assets, excluding the related land, was impaired. The fair value measurement is categorized as Level 3 within the fair value hierarchy. As discussed in 2. Acquisitions and Divestitures, during the fourth quarter of 2025, management further assessed the Falmouth asset group as a disposal group under the held for sale impairment model and recognized an additional impairment charge of $3.3 million.
(5)During the second quarter of 2025, we identified impairment indicators with respect to certain trade names and trademarks as a result of steps taken to consolidate branding within our land segment. We determined that the carrying value of the assets was not recoverable and recognized an asset impairment charge of $8.0 million, which represents a full impairment of the related intangible assets. The fair value measurement is categorized as Level 3 within the fair value hierarchy. During the fourth quarter of 2025, we recognized an asset impairment charge of $13.0 million related to certain trade names and trademarks as a result of a significant reduction in the projected cash flows for certain lines of business within our land segment. We determined that the carrying value of the assets was not recoverable and recognized a partial impairment of the related intangible assets to reduce the carrying value of the trade names and trademarks to their estimated fair value of $16.3 million.
(6)See Note 16. Restructuring and Exit Activities for additional disclosures related asset impairment charges recognized in connection with restructuring and exit activities.
(7)During the fourth quarter of 2025, we identified an impairment indicator with respect to one of our investees, accounted for as a cost method investment, which has experienced sustained deterioration in its financial condition and operating outlook, resulting in continued pressure on expected future cash flows and constrained access to external capital on terms sufficient to support the carrying value of our investment. As a result, the fair value of the investment was determined to be nominal and the investment was fully impaired. Due to the significance of unobservable inputs, the measurement is categorized as Level 3.
(8)During the fourth quarter of 2023, we identified an impairment indicator with respect to one of our investees, accounted for as a cost method investment, which we were notified is not able to raise capital and therefore intends to restructure its operations. As a result, the fair value of the investment was determined to be nominal and the investment was fully impaired. Due to the significance of unobservable inputs, the measurement is categorized as Level 3.
(9)During the fourth quarter of 2023, we identified an other-than-temporary impairment indicator with respect to an equity method investment in a non-core business within corporate and other due to the inability of the investee to sustain an earning capacity at its pre-pandemic levels. At that time, the investment was written down to its fair value of $19.1 million (15.0 million GBP) as of December 31, 2023, resulting in the recognition of an impairment loss of $14.1 million during the three months ended December 31, 2023. During the fourth quarter of 2024, we identified an impairment indicator with respect to the same investment, as the investee continues to incur operating losses and has been unable to achieve expected results. The fair value of the investment was determined to be nominal and as a result the full carrying amount of the investment was impaired. The fair value of the investment was measured in each period using a combination of an income approach based on estimated future cash flows available to us as of the measurement dates and a market approach using a selection of global companies comparable with the operations of the investee to derive market-based multiples. Due to the significance of unobservable inputs, the measurements are categorized as Level 3.

6. Property and Equipment
The amount of property and equipment and their respective estimated useful lives are as follows (in millions):

	As of December 31,		Estimated
	2025	2024	Useful Lives
Land	$53.1	$81.4	Indefinite
Buildings and leasehold improvements	90.7	110.2	1 - 40 years
Office equipment, furniture and fixtures	19.6	20.9	3 - 9 years
Computer equipment and software costs	293.9	301.4	3 - 9 years
Machinery, equipment and vehicles (1)	279.8	475.1	3 - 40 years
Total property and equipment	737.1	989.1
Less: Accumulated depreciation and amortization (1)	388.7	475.8
Total property and equipment, net	$348.4	$513.3
(1)Includes right of use assets associated with finance leases. See Note 12. Leases for additional information.
For 2025, 2024 and 2023, we recorded depreciation and amortization expense of $63.6 million, $72.3 million and $68.3 million, respectively. See Note 2. Acquisitions and Divestitures and Note 5. Fair Value Measurements for additional information about asset impairment charges.
The amount of computer software costs, including capitalized internally developed software costs and certain hosting arrangement costs, included in property and equipment are as follows (in millions):

	As of December 31,
	2025	2024
Computer software costs	$254.7	$260.8
Less: Accumulated amortization	175.7	171.7
Computer software costs, net	$79.0	$89.1
For 2025, 2024 and 2023, we recorded amortization expense related to computer software costs of $20.6 million, $23.2 million and $25.4 million, respectively.
7. Goodwill and Identifiable Intangible Assets
Goodwill
The following table provides information regarding changes in goodwill (in millions):

	Aviation Segment	Land Segment	Total
As of December 31, 2023	$398.3	$839.7	$1,238.0
2024 acquisitions (1)	17.5	—	17.5
Adjustment for sale of business (2)	(59.5)	(8.7)	(68.2)
Foreign currency translation of non-USD functional currency subsidiary goodwill	(1.9)	(3.8)	(5.6)
As of December 31, 2024	354.4	827.3	1,181.7
2025 acquisitions (2)	81.3	—	81.3
Goodwill impairment	—	(528.3)	(528.3)
Adjustment for sale of business (2)	—	(18.2)	(18.2)
Other	—	15.0	15.0
Foreign currency translation of non-USD functional currency subsidiary goodwill	0.1	5.9	6.0
As of December 31, 2025	$435.8	$301.7	$737.5

(1)During the year ended December 31, 2024 we completed an acquisition that did not have a material impact on our Consolidated Financial Statements.
(2)See Note 2. Acquisitions and Divestitures for additional information.
Goodwill Impairment
We evaluate goodwill for impairment at the reporting unit level annually as of December 31, or more frequently if events or circumstances indicate that the carrying value may be impaired. During the second quarter of 2025, following our exit from the U.K. land fuels business, as part of the evolution of our strategy we completed our reassessment of the remaining business lines within the land reporting unit. Through this process, we updated key assumptions regarding certain lines of business and made related downward revisions to our long-term forecasts versus prior projections, reflecting both our efforts to optimize the land portfolio to focus on core activities with the highest return potential and the unanticipated persistence of macroeconomic pressures and underperformance against financial expectations. We determined that these circumstances indicated that it was more likely than not that the fair value of goodwill may be less than its carrying value, which required us to perform a quantitative impairment test as of June 30, 2025. As a result of the quantitative impairment test performed, we concluded that the carrying value of the land reporting unit exceeded its estimated fair value. Accordingly, we recognized a goodwill impairment charge of $359.0 million during the three months ended June 30, 2025.
During the fourth quarter of 2025, we identified further impacts to the fair value of the land reporting unit. As we engaged in our annual budgeting and internal forecasting for 2026, we further evaluated our expectations for the land reporting unit taking into consideration (i) the impact of the fourth quarter exit activities on the land reporting unit, including a further-developed understanding of the potential purchasers and pricing for the operations being exited as well as the implied valuation of the land reporting unit post-divestitures and business exits and (ii) weaker-than-expected performance driven by continued challenging market conditions for the land reporting unit in the third and fourth quarters of 2025 that impacted volumes and margin growth rates and our corresponding views with respect to long-term growth. Consequently, we identified a greater risk to our previous forecasts and estimates and the related impact on the fair value of the reporting unit and concluded that the carrying value of the land reporting unit exceeded its estimated fair value. Accordingly, we recognized a goodwill impairment charge of $169.3 million during the three months ended December 31, 2025, inclusive of the impairment of $35.3 million of goodwill allocated to the Land Fuel Transportation and Lubricants disposal group as discussed in Note 2. Acquisitions and Divestitures.
As part of our annual goodwill impairment evaluation, we concluded that the carrying value of the aviation reporting unit did not exceed its estimated fair value. The total goodwill impairment charges of $528.3 million for the year ended December 31, 2025 are presented in the Goodwill and other asset impairments line in the Consolidated Statements of Income and Comprehensive Income and represent a partial impairment of goodwill in our land reporting unit.
The determination of fair value requires us to make significant estimates and assumptions related to the business and financial performance of each reporting unit. If our actual results differ significantly from the assumptions used to determine the fair value of each reporting unit, including our continued efforts to optimize the land portfolio, such impact could potentially result in additional goodwill impairment charges in future periods.

Identifiable Intangible Assets
The following table provides information about our identifiable intangible assets (in millions):

	As of December 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization (1)	Net	Gross Carrying Amount	Accumulated Amortization (1)	Net
Intangible assets subject to amortization:
Customer relationships	$555.1	$344.9	$210.2	$504.1	$339.8	$164.3
Supplier agreements	69.0	39.8	29.2	69.0	35.4	33.6
Others	54.0	25.9	28.1	43.5	25.1	18.4
Total intangible assets subject to amortization	678.0	410.6	267.4	616.6	400.3	216.3
Intangible assets not subject to amortization:
Trademark / trade name rights	44.2	—	44.2	44.9	—	44.9
Total intangible assets	$722.3	$410.6	$311.7	$661.5	$400.3	$261.2
(1)Includes the impact of foreign exchange.
Intangible amortization expense for 2025, 2024 and 2023 was $34.6 million, $34.1 million and $36.2 million, respectively. See Note 2. Acquisitions and Divestitures and Note 5. Fair Value Measurements for additional information about asset impairment charges.
The future estimated amortization of our identifiable intangible assets is as follows (in millions):

Year Ended December 31,
2026	$32.7
2027	29.6
2028	27.6
2029	27.3
2030	27.1
Thereafter	123.1
Total	$267.4
8. Supplier Finance Programs
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
The rollforward of our outstanding obligations confirmed under our supplier finance programs, included in Accounts payable within our Consolidated Balance Sheets, is as follows (in millions):

	2025	2024
Confirmed obligations outstanding as of January 1,	$168.8	$198.8
Obligations confirmed during the period	1,522.7	1,213.1
Confirmed invoices paid during the period	(1,481.4)	(1,243.1)
Confirmed obligations outstanding as of December 31,	$210.1	$168.8

9. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	As of December 31,
	2025	2024
Credit Facility	$—	$—
Term Loan	346.5	455.3
Convertible Notes (1)	343.4	340.9
Finance leases (2)	4.4	29.9
Other (3)	2.8	54.7
Total debt	697.1	880.8
Less: Current maturities of long-term debt and finance leases	11.9	84.0
Long-term debt	$685.2	$796.8
(1)As of December 31, 2025 and 2024 the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $6.6 million and $9.1 million, respectively. The fair value of the Convertible Notes was estimated to be approximately $378.3 million and $395.7 million as of December 31, 2025 and 2024, respectively, using the Level 2 observable input of quoted market prices in an inactive market.
(2)See Note 12. Leases for additional information.
(3)Includes secured borrowings for the transfer of tax receivables of $50.3 million (EUR 48.5 million) as of December 31, 2024, which were repaid during the year ended December 31, 2025.
Annual Maturities
As of December 31, 2025, the aggregate annual maturities of debt are as follows (in millions):

Year Ended December 31,
2026	$9.3
2027	11.7
2028	365.9
2029	17.2
2030	292.9
Thereafter	—
Total	$697.1
Issuance of Convertible Debt
On June 26, 2023, we issued $350.0 million aggregate principal amount of 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes"). The Convertible Notes mature on July 1, 2028, unless earlier converted, redeemed or repurchased. We may not redeem the Convertible Notes prior to July 6, 2026. Thereafter and until the 61st scheduled trading day immediately preceding the maturity date, we may redeem for cash, if the last reported sale price of our common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide the related Notice of Redemption. Prior to March 1, 2028, the Convertible Notes will be convertible at the option of the holders only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on September 30, 2023 (and only during such calendar quarter), if the last reported sale price of our common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any ten consecutive trading day period in which, for each trading day of that period, the Trading Price (as defined in the Indenture), as determined following a request by a holder of Convertible Notes in accordance with the procedures described in the Indenture, per $1,000 principal amount of Convertible Notes for such trading day was less than 98% of the product of the last reported sale price of our common stock and the conversion rate on each such trading day; (3) if we call such Convertible Notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date, but only with respect to the Convertible Notes called (or deemed called) for redemption; or (4) upon the occurrence of specified corporate events described in the Indenture. Thereafter and until the second scheduled trading day immediately preceding the maturity date of the Convertible Notes, holders may convert regardless of the foregoing conditions.
The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year, beginning on January 1, 2024. The initial conversion rate was 35.1710 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to an initial conversion price of approximately $28.43 per share. The conversion rate is subject to adjustment upon the occurrence of certain events, including quarterly cash dividends in excess of $0.14 per share, subject to an elective deferral provision that generally permits us to defer adjustments until they cumulatively result in an aggregate change of at least 1% to the conversion rate. Our Board of Directors has declared quarterly dividends in excess of $0.14 per share since the first quarter of 2024, and we had previously elected to defer the adjustments otherwise required by the payment of these dividends. Effective December 15, 2025, our conversion rate was adjusted to 35.6103 shares of common stock per $1,000 principal amount of Convertible Notes, which is equivalent to a conversion price of approximately $28.08 per share. We expect to continue to defer future conversion rate adjustments to the extent permitted by the terms governing the Convertible Notes. The conversion rate will not be adjusted for accrued and unpaid interest. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount.
In connection with the pricing of the Convertible Notes during the year ended December 31, 2023, we entered into convertible note hedge transactions and warrant transactions. The cost of the convertible note hedge transactions was approximately $70.5 million. The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of common stock that initially underlie the Convertible Notes, and have an initial strike price equal to the initial conversion price of the Convertible Notes. As a result of the payment of dividends on our common stock in excess of $0.14 per share, the strike price of the convertible note hedges was adjusted to approximately $28.08 per share as of December 31, 2025. Separately, during the year ended December 31, 2023, we received $40.0 million of proceeds from the sale of warrants to acquire, subject to anti-dilution adjustments, the same amount of shares at an initial strike price of $40.14 per share. As a result of the payment of dividends on our common stock in excess of $0.14 per share, the strike price of the warrants was adjusted to approximately $39.64 per share as of December 31, 2025. The net cost of $30.5 million was recorded as a reduction to additional paid-in capital in the Consolidated Statements of Shareholders’ Equity during the year ended December 31, 2023.
Credit Agreement
Our Credit Agreement matures in November 2030 and provides for a revolving credit facility and term loan borrowings. On November 10, 2025, we entered into Amendment No. 11 to the Fourth Amended and Restated Credit Agreement (as amended, the "Credit Agreement"), to amend certain terms and conditions of our credit facility, including to: (i) extend the maturity from April 1, 2027 to November 10, 2030 and provide the Company with a one-time, one-year maturity date extension option, subject to certain conditions; (ii) increase the revolving credit facility provided under the Credit Agreement from $1.50 billion to $1.65 billion (the "Credit Facility"); (iii) replace the existing term loan with a new term loan in the original principal amount of $350.0 million (the "Term Loan"), thereby maintaining the total borrowing capacity under the credit facility at $2.0 billion; (iv) modify the pricing of the loans and related fees, including reducing the number of applicable pricing levels, such that: (a) amounts outstanding bear interest at varying rates, plus a margin ranging from 1.500% - 2.125% for Term SOFR loans and alternative currency loans, and between 0.500% and 1.125% for base rate loans; and (b) lowering the pricing on commitment fees to a range of 0.225% - 0.300%, in each case depending on a defined consolidated total leverage ratio; and (v) modify certain financial and other covenants to provide greater operating flexibility.
Under the Credit Facility, up to $1.65 billion aggregate principal amount may be borrowed, repaid and redrawn, based upon specific financial ratios and subject to the satisfaction of other customary conditions to borrowing. Our Credit Facility includes a sublimit of $400.0 million for the issuance of letters of credit and bankers' acceptances, and we have the right to request increases in available borrowings up to an additional $350.0 million, or more under certain conditions.
As of December 31, 2025 and 2024, we had issued letters of credit under the Credit Facility totaling $93.8 million and $17.9 million, respectively. As of December 31, 2025 and 2024, the unused portion of our Credit Facility was $1.6 billion and $1.5 billion, respectively. The unused portion of our Credit Facility is limited by, among other things, our consolidated total leverage ratio, which limits the total amount of indebtedness we may incur, and may, therefore, fluctuate from period to period.
Borrowings under our Credit Facility and Term Loan related to base rate loans or Term SOFR loans and alternative currency loans bear floating interest rates plus applicable margins. As of December 31, 2025, the applicable margins for base rate loans and Term SOFR loans and alternative currency loans were 0.875% and 1.875%, respectively.
Our Credit Agreement contains certain financial and other covenants with which we are required to comply. As of December 31, 2025, we were in compliance with all financial covenants contained in our Credit Agreement.
Other Credit Lines
Outside of our Credit Facility, we have other uncommitted credit lines primarily for the issuance of letters of credit, bank guarantees and bankers’ acceptances. These credit lines are renewable on an annual basis and are subject to fees at market rates. As of December 31, 2025 and 2024, our outstanding letters of credit and bank guarantees under these credit lines totaled $396.4 million and $360.1 million, respectively.
Substantially all of the letters of credit and bank guarantees issued under our Credit Facility and the uncommitted credit lines were provided to suppliers in the normal course of business and generally expire within one year of issuance. Expired letters of credit and bank guarantees are renewed as needed.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our interest income (expense), and other financing costs, net (in millions):

	Year Ended December 31,
	2025	2024	2023
Interest income	$11.4	$13.8	$7.8
Interest expense and other financing costs	(112.0)	(116.0)	(135.5)
Interest expense and other financing costs, net	$(100.6)	$(102.2)	$(127.7)
The weighted average interest rate on our short-term debt, excluding secured borrowings, was 5.6% and 6.7% as of December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025, 2024, and 2023, we recognized interest expense of $13.8 million, $13.6 million, and $7.2 million associated with our Convertible Notes, which consisted of $11.4 million, $11.2 million, and $6.0 million, respectively, related to the 3.250% coupon rate and $2.5 million, $2.4 million, and $1.2 million, respectively, from the amortization of debt issuance costs.
Cash paid for interest, net of capitalized interest, was $105.8 million, $113.6 million, and $130.4 million during the years ended December 31, 2025, 2024, and 2023, respectively.
10. Commitments and Contingencies
Surety Bonds
In the normal course of business, we are required to post bid, performance, and other surety-related bonds. The majority of the surety bonds posted relate to our aviation and land segments. We had outstanding bonds that were executed in order to satisfy various security requirements of $65.5 million and $65.8 million as of December 31, 2025 and 2024, respectively.
Sales and Purchase Commitments
As of December 31, 2025, the notional value associated with fixed sales and purchase commitments under our derivative programs amounted to $761.6 million and $246.4 million, respectively, with delivery dates from 2026 through 2033. Additionally, we have a fixed purchase contract that extends through 2026, under which we have agreed to purchase annually approximately 2.0 million barrels of aviation fuel at future market prices.
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
We offer a non-qualified deferred compensation ("NQDC") plan to certain eligible employees, whereby the participants may defer a portion of their compensation. We do not match any participant deferrals under the NQDC plan. Participants can elect from a variety of investment choices for their deferred compensation and gains and losses on these investments are credited to their respective accounts. The deferred compensation payable amount under this NQDC plan is subject to the claims of our general creditors and was $18.5 million and $17.9 million as of December 31, 2025 and 2024, respectively, which was principally included in Other long-term liabilities within our Consolidated Balance Sheets.
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
We accrue for environmental assessment and remediation expenses when the future costs are probable and reasonably estimable. As of December 31, 2025 and 2024, accrued liabilities for remediation reserves were not material. It is not presently possible to estimate the ultimate amount of all remediation costs that might be incurred or the penalties that may be imposed.
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
When we deem it appropriate and the amounts are reasonably estimable, we establish reserves for potential adjustments to our provision for the accrual of indirect taxes that may result from examinations or other actions by tax authorities. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities will result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of any of our federal, state, and foreign indirect tax liabilities are less than the ultimate assessment, it could result in a further charge to expense. Except with respect to the tax matters described in the preceding paragraph, we believe that the final outcome of any pending examinations, agreements, administrative or judicial proceedings relating to tax matters will not have a material effect on our results of operations or cash flows. See Note 14. Income Taxes for information regarding tax returns under examination both in the U.S. and foreign jurisdictions, including the examinations currently in progress in Denmark and the United States.
Other Matters
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which were primarily included in Cost of revenue in the accompanying Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. On December 11, 2025, EA issued its decision in which it found the subsidiary had breached the prohibition on market manipulation in wholesale energy markets under E.U. law. In its decision, EA stated it will recommend that the Finnish Market Court impose a penalty fee in separate proceedings. Those proceedings have not yet commenced, and the Finnish Market Court will ultimately determine whether any penalty should be assessed and, if so, the amount. We intend to vigorously defend ourselves in any proceeding before the Finnish Market Court.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. As of December 31, 2025, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Consolidated Financial Statements or disclosures for that period. Our estimates regarding potential losses and materiality are based on our judgment and assessment of the claims utilizing currently available information. Although we will continue to reassess our reserves and estimates based on future developments, our objective assessment of the legal merits of such claims may not always be predictive of the outcome and actual results may vary from our current estimates.
11. Shareholders' Equity
Cash Dividends
During the years ended December 31, 2025, 2024 and 2023, the Company's Board of Directors declared aggregate cash dividends of $0.77, $0.68, and 0.56 per common share, representing $42.4 million, $39.8 million, and $33.8 million in total dividends, respectively. Cash dividends declared, but not yet paid, were $10.7 million, $9.7 million and $8.4 million as of December 31, 2025, 2024 and 2023, respectively.
The payments associated with the above referenced cash dividends were in compliance with restrictions regarding the maximum amount of cash dividends allowed to be paid under our Credit Agreement.
Stock Repurchases
During the second quarter of 2023, we used a portion of the proceeds from the issuance of Convertible Notes to repurchase approximately 2.2 million shares of common stock from purchasers of the Convertible Notes for an aggregate purchase price of approximately $50.0 million. See Note 9. Debt, Interest Income, Expense, and Other Finance Costs for additional information regarding the issuance of Convertible Notes.
Repurchase Programs
In March 2020, our Board of Directors approved a stock repurchase program authorizing $200.0 million in common stock repurchases. In September 2024 and December 2025, our Board of Directors approved stock repurchase programs authorizing additional common stock repurchases of $200.0 million and $150.0 million, respectively. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of December 31, 2025, approximately $302.0 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.
During the years ended December 31, 2025, 2024, and 2023, we repurchased 3.3 million, 3.6 million, and 0.5 million shares of common stock under our repurchase authorizations for an aggregate value of $85.0 million, $100.0 million, and $10.1 million, respectively.
Share-Based Payment Plans
Plan Summary and Description
In June 2025, our shareholders approved the 2025 Omnibus Plan (the "2025 Plan"), which is administered by the Compensation Committee. The purpose of the 2025 Plan is to (i) attract and retain persons eligible to participate in the 2025 Plan; (ii) motivate participants, by means of appropriate incentives, to achieve short- or long-range goals; (iii) provide incentive compensation opportunities that are competitive with those of other similar companies; and (iv) further align participants’ interests with those of our other shareholders through compensation that is based on our common stock. The persons eligible to receive awards under the 2025 Plan generally include any of our employees, officers, or board members, or any consultant or other person who performs services for us.
The 2025 Plan authorizes the grant of equity-based compensation, including in the form of stock options, stock appreciation rights, stock unit awards, performance-based compensation awards, restricted stock awards, restricted stock units, dividend equivalents and other share-based awards, plus cash incentive awards. The 2025 Plan will remain in effect for as long as any awards granted under it remain outstanding. No awards may be granted under the 2025 Plan after June 5, 2035. The term and vesting period of awards granted under the 2025 Plan are established on a per grant basis, but options and stock appreciation rights may not remain exercisable after the seven-year anniversary of the date of grant.
Subject to adjustment for changes in capitalization, the maximum total number of shares of stock that may be delivered to participants and their beneficiaries under the 2025 Plan is the sum of (i) 1.85 million shares of common stock; (ii) any shares of stock that remained available for future awards under the 2021 Plan on the effective date of the 2025 Plan; and (iii) any shares of stock with respect to awards that were granted under the 2025 Plan or the prior plans (2021, 2020, 2016, and 2006) but are forfeited or canceled (e.g., due to the recipient's failure to satisfy applicable service or performance conditions) after the effective date of the 2025 Plan. As of December 31, 2025, approximately 1.9 million shares of common stock were subject to outstanding awards under the 2025, 2021, and 2006 Plans (assuming maximum achievement of performance goals for restricted stock and target achievement of performance goals for RSUs, where applicable).
The following table summarizes the outstanding awards issued pursuant to the plans described above as of December 31, 2025 and the remaining shares of common stock available for future issuance (in millions):

Plan name	RSUs	Remaining Shares of Common Stock Available for Future Issuance
2025 Plan (1)	0.2	3.3
2021 Plan (2)	1.7	—
2006 Plan (3)	0.1	—
(1)As of December 31, 2025, unvested RSUs will vest between June 2026 and December 2028.
(2)As of December 31, 2025, unvested RSUs will vest between March 2026 and May 2029.
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

RSU Awards
RSUs may contain one or more service, performance, or market-based vesting conditions. The following table summarizes the status of our RSUs and related transactions for each of the following years (in millions, except for weighted average grant‑date fair value data and weighted average remaining contractual life):

	RSUs	Weighted Average Grant Date Fair Value Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2022	3.0	$26.41	$81.4	1.6
Granted	1.3	23.48
Vested (1)	(0.8)	25.16
Forfeited	(0.5)	23.24
As of December 31, 2023	3.0	25.99	67.9	1.5
Granted	0.8	25.46
Vested (1)	(0.8)	25.41
Forfeited	(0.4)	27.36
As of December 31, 2024	2.7	25.80	73.1	1.9
Granted	0.8	27.19
Vested (1)	(0.9)	24.36
Forfeited	(0.7)	30.07
As of December 31, 2025	1.9	$25.45	$44.4	1.7
(1)    The aggregate intrinsic value of RSUs vested during the years ended December 31, 2025, 2024, and 2023 was $23.2 million, $19.4 million, and $18.2 million, respectively.
SSAR Awards
The following table summarizes the status of our outstanding and exercisable SSAR Awards and related transactions for each of the following years (in millions, except weighted average exercise price and weighted average remaining contractual life data):

	SSAR Awards Outstanding				SSAR Awards Exercisable
	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)	SSAR Awards	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Life (in Years)
As of December 31, 2022	0.5	$26.35	$0.8	0.9	0.4	$27.43	$0.3	0.5
Exercised (1)	(0.2)	26.40
As of December 31, 2023	0.3	26.09	—	0.8	0.3	26.09	—	0.8
Expired	(0.1)	29.68
As of December 31, 2024	0.1	23.39	0.6	0.2	0.1	23.39	0.6	0.2
Exercised (1)	(0.1)	23.39
As of December 31, 2025	—	$—	$—	0.0	—	$—	$—	0.0
(1)The aggregate intrinsic value of SSAR Awards exercised was $0.8 million and $0.8 million for the years ended December 31, 2025 and 2023, respectively.
Unrecognized Compensation Cost
As of December 31, 2025, there was $24.1 million of total unrecognized compensation cost related to unvested share-based payment awards, which is expected to be recognized as compensation expense over a weighted average period of 1.2 years.

Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Loss
Balance as of December 31, 2023	$(159.6)	$10.8	$(148.9)
Other comprehensive income (loss) before reclassifications	(29.6)	3.1	(26.5)
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	97.0	(12.6)	84.4
Balance as of December 31, 2024	(92.2)	1.2	(91.0)
Other comprehensive income (loss) before reclassifications	19.5	(10.8)	8.7
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	55.1	9.9	65.0
Balance as of December 31, 2025	$(17.6)	$0.3	$(17.3)
(1)During the years ended December 31, 2025 and 2024, cumulative foreign currency translation losses were reclassified from Other comprehensive income (loss) into net income. See Note 2. Acquisitions and Divestitures for additional information.
12. Leases
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
We recognized the following total lease cost related to our lease arrangements (in millions):

	Year Ended December 31,
	2025	2024	2023
Finance lease cost:
Amortization of right-of-use assets	$5.9	$10.4	$4.0
Interest on lease liabilities	1.2	2.3	0.7
Operating lease cost	48.0	46.3	44.8
Short-term lease cost	26.4	27.9	27.1
Variable lease cost	8.9	8.3	8.6
Sublease income	(14.4)	(14.9)	(14.5)
Total lease cost	$76.1	$80.4	$70.6

As of December 31, 2025, our remaining lease payments, excluding operating and finance leases classified as held for sale, were as follows (in millions):

	Operating Leases	Finance Leases
2026	$36.1	$3.5
2027	29.2	0.3
2028	26.3	0.3
2029	23.4	0.3
2030	22.0	0.2
Thereafter	64.3	0.4
Total remaining lease payments (undiscounted)	201.3	5.1
Less: imputed interest	40.4	0.6
Present value of lease liabilities	$160.9	$4.4
Supplemental balance sheet information related to leases, excluding operating and finance leases classified as held for sale (in millions):

		December 31,
	Classification	2025	2024
Assets:
Operating lease assets	Other non-current assets	$156.2	$172.5
Finance lease assets	Property and equipment, net	$1.6	$29.4

Liabilities:
Operating lease liability - current	Accrued expenses and other current liabilities	$28.2	$32.1
Operating lease liability - long-term	Other long-term liabilities	$132.7	$144.1
Finance lease liability - current	Current maturities of long-term debt	$3.4	$7.6
Finance lease liability - long-term	Long-term debt	$1.0	$22.4
We recognized the following cash flows related to our lease arrangements (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in millions):
Operating cash flows from finance leases	$1.3	$2.3	$0.7
Operating cash flows from operating leases	$48.4	$47.5	$46.2
Financing cash flows from finance leases	$5.8	$10.0	$4.3
Noncash investing and financing lease activities (in millions):
Right of use assets obtained in exchange for new operating lease liability	$38.4	$23.9	$16.8
Right of use assets obtained in exchange for new finance lease liability	$4.1	$24.9	$3.7

Other information related to leases:

	December 31,
	2025	2024
Weighted average remaining lease term of finance leases (in years)	3.2	4.3
Weighted average remaining lease term of operating leases (in years)	7.8	7.9
Weighted average discount rate of finance leases	5.9%	5.4%
Weighted average discount rate of operating leases	5.6%	5.4%
13. Revenue from Contracts with Customers
The majority of our consolidated revenues are generated through the sale of fuel and fuel-related products. Our contracts with customers, which are primarily master sales agreements in combination with different types of nominations or standalone agreements, generally require us to deliver fuel and fuel-related products, while other arrangements require us to complete agreed-upon services. As our contracts go through a formal credit approval process, we only enter into contracts when we determine the amount we expect to be entitled to is probable of collection. Our billing and payment terms generally include monthly invoicing with average payment terms of one to three months.
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
We also earn an immaterial amount of revenue from contracts to provide services, including energy procurement advisory services, international trip support services, and transaction and payment management processing, which typically represent a single performance obligation for the series of daily services.

Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Aviation	$1,021.7	$1,106.8	$1,151.9
Land	68.4	113.5	153.9
Marine	3,512.0	4,181.0	4,235.6
Asia Pacific	4,602.0	5,401.3	5,541.5

Aviation	4,375.1	4,641.7	4,320.6
Land	1,560.2	2,798.2	3,224.8
Marine	1,973.5	2,213.6	2,475.9
EMEA	7,908.7	9,653.5	10,021.2

Aviation	3,720.1	3,785.7	4,167.4
Land	0.1	918.1	1,010.4
Marine	700.6	771.7	806.0
LATAM	4,420.8	5,475.5	5,983.8

Aviation	9,846.7	10,913.1	13,625.0
Land	8,625.0	9,108.6	10,993.5
Marine	1,493.9	1,720.9	1,728.7
North America	19,965.7	21,742.5	26,347.3

Other revenues (excluded from ASC 606) (1)	19.4	(104.7)	(183.2)

Total revenue	$36,916.6	$42,168.0	$47,710.6
(1)Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets, and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Consolidated Balance Sheets. Furthermore, as of December 31, 2025 and 2024, the contract assets and contracts liabilities recognized by the Company were not material.

Other Contract Balances
Outside of contract assets and liabilities recognized by the Company, we have consideration paid to customers and receivable from vendors. The following table presents these balances and their locations on the Consolidated Balance Sheets (in millions):

		As of December 31,
Balance	Consolidated Balance Sheets location	2025	2024
Consideration paid to customers - current	Other current assets	$61.0	$55.1
Consideration paid to customers - noncurrent	Other non-current assets	407.9	371.4
Consideration received from vendors - current	Accrued expenses and other current liabilities	27.3	25.8
Consideration received from vendors - noncurrent	Other long-term liabilities	239.5	207.6
14. Income Taxes
Income Tax Expense (Benefit)
U.S. and foreign income before income taxes consist of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
United States	$(609.9)	$(20.5)	$(34.8)
Foreign	(129.8)	116.1	101.5
Income (loss) before income taxes	$(739.7)	$95.5	$66.7
Our total income tax expense (benefit) related to income before income taxes consists of the following components (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
U.S. federal statutory tax	$13.4	$8.4	$8.9
State	1.3	1.8	2.4
Foreign	32.8	40.1	23.4
Current income tax expense (benefit)	47.4	50.2	34.8
Deferred:
U.S. federal statutory tax	(136.9)	(3.3)	(12.7)
State	(44.6)	(1.3)	(1.1)
Foreign	5.1	(10.6)	(16.9)
Deferred income tax expense (benefit)	(176.4)	(15.3)	(30.7)
Non-current tax expense (benefit) (1)	1.0	(7.4)	8.9
Total income tax expense (benefit)	$(127.9)	$27.6	$13.0
(1)Non-current tax expense (benefit) is primarily related to income tax associated with the reserve for uncertain tax positions, including associated interest and penalties.

Cash Paid for Income Taxes
Cash paid for income taxes, net of refunds received, consists of the following (in millions):

Year Ended December 31, 2025
Federal	$36.9
State	2.3
Foreign	57.8
Total cash paid for income taxes, net of refunds received (1)	$97.0
(1)Total cash paid for income taxes, net of refunds received, was $51.6 million and $42.0 million for the years ended December 31, 2024 and 2023, respectively.
Cash paid for income taxes, net of refunds received, to individual jurisdictions in excess of 5% of total income taxes paid, net of refunds received, is as follows (in millions):

Year Ended December 31, 2025
Foreign:
Denmark	$7.6
Netherlands	5.2
Singapore	9.6
United Kingdom	23.8
Other foreign jurisdictions	11.6

Income Tax Rate Reconciliation
A reconciliation of our tax provision and effective tax rate to the tax provision calculated using the U.S. federal statutory income tax rate is as follows (in millions):

	Year Ended December 31, 2025
Tax provision based on U.S. federal statutory tax rate	$(155.3)	21.0%
State and local income tax, net of federal (national) income tax effect (1)	(29.3)	4.0%
Foreign tax effects:
Norway:
Changes in valuation allowances	20.5	(2.8)%
Other	1.0	(0.1)%
United Kingdom:
Changes in valuation allowances	9.6	(1.3)%
Goodwill impairment	20.5	(2.8)%
Sale of business	19.7	(2.7)%
Other	(8.2)	1.1%
Foreign tax effects - all other	17.5	(2.4)%
Effect of cross-border tax laws:
GILTI	8.6	(1.2)%
U.S. tax on branch income (loss)	(43.5)	5.9%
Other	9.5	(1.3)%
Tax credits:
Foreign tax credits	(19.3)	2.6%
Changes in valuation allowances	0.9	(0.1)%
Nontaxable or nondeductible items	0.1	—%
Changes in unrecognized tax benefits	1.0	(0.1)%
Other adjustments:
Sale of business	15.3	(2.1)%
Other	3.4	(0.5)%
Effective tax rate	$(127.9)	17.3%
(1)State taxes in Florida, California, Illinois, and New York made up the majority (greater than 50 percent) of the tax effect for this category.
For the year ended December 31, 2025, our income tax benefit was $127.9 million and our effective income tax rate was 17.3%. Our income tax benefit for the year ended December 31, 2025 includes a net discrete income tax expense of $18.1 million, of which $39.6 million related to the recognition of valuation allowances, primarily related to exit activities and the Falmouth disposal group, and $2.6 million, net, related to the change in the tax accounting status of certain foreign earnings as well as return-to-provision and other adjustments, partially offset by a tax benefit of $24.1 million related to the Watson Fuels sale and related asset impairment charges.

A reconciliation of the income tax expense (benefit) calculated using the U.S. federal statutory income tax rate to our tax provision is as follows (in millions):

	Year Ended December 31,
	2024	2023
Tax provision based on U.S. federal statutory tax rate	$20.1	$14.0
Foreign rates varying from federal statutory tax rate	(0.2)	(1.5)
State income taxes, net of U.S. federal income tax benefit	2.2	7.5
U.S. taxes on foreign earnings and other tax reform impacts	10.3	9.4
Uncertain tax positions	(7.4)	8.9
Statutory adjustments, including foreign currency and tax rate changes	4.9	(9.2)
Non-taxable interest income & non-deductible interest expense	0.5	(3.3)
Valuation allowances	4.0	(10.9)
Non-deductible officer compensation	1.2	1.8
Withholding tax	10.0	8.0
Foreign tax credit	(18.6)	(13.2)
Sale of Avinode business	12.4	—
Sale of Brazil business	(6.0)	—
Worthless stock deduction	(6.2)	—
Other	0.6	1.5
Total income tax expense (benefit)	$27.6	$13.0
For the year ended December 31, 2024, our income tax provision was $27.6 million and our effective income tax rate was 28.9%. Our income tax provision for the year ended December 31, 2024 included a net discrete income tax expense of $3.2 million, of which a tax expense of $12.4 million related to the tax on gain from the Avinode sale and a net tax expense of $3.0 million related to worldwide return-to-provision adjustments, partially offset by a net tax benefit of $8.4 million related to the remeasurement of uncertain tax positions as well as a net tax benefit of $4.4 million related to the tax loss from the Brazil sale.
We have analyzed our global working capital and cash requirements and the potential tax liabilities attributable to repatriation and have determined that we intend to continue our assertion that the earnings of certain of our non-U.S. subsidiaries are indefinitely reinvested. At December 31, 2025, $48.7 million of our foreign earnings were permanently reinvested in non-US business operations. For these investments, if not reinvested indefinitely, we could potentially owe approximately $6.8 million in foreign withholding tax. We also have $1.7 billion of accumulated foreign earnings that are actually or deemed repatriated, for which we have estimated the associated foreign withholding and state income tax effects to be $15.9 million for the year ended December 31, 2025.

Deferred Tax Assets and Liabilities
The temporary differences which comprise our net deferred tax liabilities are as follows (in millions):

	As of December 31,
	2025	2024
Gross Deferred Tax Assets:
Bad debt reserve and accrued expenses	$13.5	$10.1
Net operating loss	79.9	62.5
Accrued and other share-based compensation	26.3	22.7
Goodwill and intangible assets	29.8	—
U.S. foreign income tax credits	49.5	29.3
Unrealized foreign exchange, derivatives, and cash flow hedges	3.2	—
Interest expense limitations	82.6	75.2
Other	9.3	9.0
Total gross deferred tax assets	294.2	208.9
Less: Valuation allowance (1)	46.2	16.8
Gross deferred tax assets, net of valuation allowance	247.9	192.0
Gross Deferred Tax Liabilities:
Depreciation	(28.6)	(33.6)
Goodwill and intangible assets	—	(108.1)
Unrealized foreign exchange, derivatives, and cash flow hedges	—	(1.8)
Deferred tax costs on foreign unrepatriated earnings	(15.9)	(10.1)
Other	(3.0)	(5.2)
Total gross deferred tax liabilities	(47.6)	(158.8)
Net deferred tax liability	$—	$—
Net deferred tax asset	$200.4	$33.2
Reported on the Consolidated Balance Sheets as:
Other non-current assets for deferred tax assets, non-current	$214.2	$78.8
Other long-term liabilities, net for deferred tax liabilities, non-current	$13.8	$45.6
(1)During the year ended December 31, 2025, we recognized additional valuation allowances of $36.6 million relating primarily to the establishment of a valuation allowance on foreign subsidiaries and the 2025 results of certain of our worldwide entities, and released valuation allowances totaling $7.2 million.
As of December 31, 2025 and 2024, we had gross net operating losses ("NOLs") of approximately $500.2 million and $417.6 million, respectively. The NOLs as of December 31, 2025 originated in various U.S. states and non-U.S. countries. We have recorded a deferred tax asset of $79.9 million reflecting the benefit of the NOL carryforward as of December 31, 2025. This deferred tax asset expires as follows (in millions):

Net Operating Loss	Expiration Date	Deferred Tax Asset
US Federal	Indefinite	$5.5
US States	2026-2045	11.3
US States	Indefinite	6.2
Foreign	2025-2044	6.6
Foreign	Indefinite	50.4
Total		$79.9
We assessed the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use the existing deferred tax assets. On the basis of this evaluation, as of December 31, 2025, a valuation allowance of $46.2 million exists on the deferred tax assets that are not expected to be realized, $37.5 million of which relates to the deferred tax asset for NOLs. The amount of the deferred tax asset considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as growth projections.
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
The decrease to our foreign income taxes from the Singapore tax concession was as follows (in millions, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Singapore tax concession impact on foreign income tax	$(1.0)	$(2.5)	$(2.1)
Impact on basic earnings per share	$(0.02)	$(0.04)	$(0.03)
Impact on diluted earnings per share	$(0.02)	$(0.04)	$(0.03)
Income Tax Contingencies
We record gross assets and liabilities for unrecognized income tax benefits ("Unrecognized Tax Assets" and "Unrecognized Tax Liabilities", respectively) in our Consolidated Balance Sheets.
During the year ended December 31, 2025, we recorded a net increase of Unrecognized Tax Liabilities of $3.6 million and a net decrease to Unrecognized Tax Assets of $0.7 million. In addition, during the year ended December 31, 2025, we recorded a decrease of $6.5 million to our Unrecognized Tax Liabilities related to a foreign currency translation loss, which is included in Other income (expense), net in the accompanying Consolidated Statements of Income and Comprehensive Income. As of December 31, 2025, our Unrecognized Tax Liabilities, including penalties and interest, were $95.9 million and our Unrecognized Tax Assets were $16.6 million.
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
The following is a tabular reconciliation of the total amounts of gross Unrecognized Tax Liabilities for the year (in millions):

	Year Ended December 31,
	2025	2024	2023
Gross Unrecognized Tax Liabilities – opening balance	$61.8	$73.1	$68.1
Gross increases – tax positions in prior period	8.9	1.5	7.7
Gross decreases – tax positions in prior period	(1.1)	(8.8)	(0.4)
Gross increases – tax positions in current period	2.4	2.2	1.4
Gross decreases – tax positions in current period	(0.3)	—	—
Settlements	(2.0)	(3.0)	(0.5)
Lapse of statute of limitations	(4.4)	(3.1)	(3.2)
Gross Unrecognized Tax Liabilities – ending balance	$65.4	$61.8	$73.1
If our gross Unrecognized Tax Liabilities, net of our Unrecognized Tax Assets of $16.6 million, as of December 31, 2025, are settled by the taxing authorities in our favor or otherwise resolved, our income tax expense would be reduced by $48.9 million (exclusive of interest and penalties) in the period the matter is considered settled or resolved in accordance with ASC 740. This would have the impact of reducing our 2025 effective income tax rate by 6.7%.

We record accrued interest and penalties related to unrecognized income tax benefits as income tax expense. Related to the uncertain income tax benefits noted above, for interest we recorded expense of $2.1 million, income of $1.3 million and expense of $5.1 million during the years ended December 31, 2025, 2024, and 2023, respectively. For penalties, we recorded income of $0.5 million, income of $3.1 million, and expense of $2.8 million during the years ended December 31, 2025, 2024, and 2023, respectively. As of December 31, 2025 and 2024, we had recognized liabilities of $26.6 million and $24.5 million for interest and $3.9 million and $4.4 million for penalties, respectively.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through December 31, 2025, we have received final tax assessments for the 2013 through 2019 tax years of approximately $123.6 million (DKK 785.7 million), and proposed tax assessments for the 2020 and 2021 tax years of approximately $27.0 million (DKK 171.5 million), excluding interest, which would be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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
In many cases, our uncertain tax positions are related to tax years that remain subject to examination by the relevant taxing authorities. The following table summarizes open tax years by major jurisdiction:

Open Tax Year
Jurisdiction	Examination in progress	Examination not yet initiated
Denmark	2013-2021	2022-2025
United States	2020	2022-2025
United Kingdom	None	2024-2025
Singapore	None	2022-2025
Other non-U.S.	None	2015-2025
The Organization for Economic Co-operation and Development ("OECD") issued Pillar Two model rules which have been enacted or substantively enacted in several jurisdictions in which the Company operates. The legislation was effective for the Company’s financial year beginning January 1, 2024. The rules provide a framework for a coordinated multi-country system of taxation intended to ensure large multinational groups pay a minimum level of tax of 15% on the income arising in the jurisdictions where they operate. The estimated Pillar Two taxes do not have a material impact on the annual effective tax rate or the income tax provision for the years ended December 31, 2025 or 2024. On January 5, 2026, the OECD released Pillar Two guidance related to a "side-by-side arrangement" beginning in 2026, which will largely exclude U.S. parented companies from the impact of certain Pillar Two provisions. We will continue to monitor new legislation and assess any potential impact to the Company.
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

In our land segment, we sell liquid fuels, natural gas, and related products and services to commercial, industrial, and government customers, as well as retail fuel outlets under long-term contracts. As discussed in Note 16. Restructuring and Exit Activities, management has initiated actions to execute a plan to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy.
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
Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Year Ended December 31, 2025
	Aviation	Land	Marine	Total
Revenue	$18,993.6	$10,240.0	$7,683.1	$36,916.6
Segment expenses:
Cost of revenue	(18,467.3)	(9,941.6)	(7,560.0)	(35,968.8)
Compensation and related costs	(118.2)	(144.4)	(32.4)	(294.9)
Incentive compensation	(27.1)	(10.2)	(8.8)	(46.2)
Corporate allocations (1)	(37.5)	(16.2)	(21.1)	(74.8)
Depreciation and amortization	(17.9)	(35.4)	(1.1)	(54.5)
Provision for credit losses	(5.1)	1.6	(0.4)	(3.9)
Goodwill and other asset impairments	0.1	(654.7)	(35.1)	(689.6)
Restructuring and exit costs	(6.9)	(65.8)	(1.8)	(74.5)
Other segment expenses (2)	(54.5)	(66.1)	(21.4)	(142.0)
Operating income - segment profit (loss)	259.1	(692.6)	0.9	(432.6)
Unallocated corporate expenses (3)				(132.2)
Interest expense and other financing costs, net				(100.6)
Other income (expense), net				(74.3)
Income (loss) before income taxes				$(739.7)

	For the Year Ended December 31, 2024
	Aviation	Land	Marine	Total
Revenue	$20,469.1	$12,811.7	$8,887.2	$42,168.0
Segment expenses:
Cost of revenue	(19,983.6)	(12,427.2)	(8,730.8)	(41,141.6)
Compensation and related costs	(114.0)	(175.6)	(32.7)	(322.3)
Incentive compensation	(26.0)	(17.9)	(12.6)	(56.6)
Corporate allocations (1)	(37.2)	(17.1)	(22.1)	(76.4)
Depreciation and amortization	(16.2)	(37.8)	(1.1)	(55.1)
Provision for credit losses	(2.5)	(10.2)	0.7	(12.1)
Goodwill and other asset impairments	(0.1)	(6.9)	—	(7.0)
Restructuring and exit costs	(0.1)	(3.2)	(3.3)	(6.6)
Other segment expenses (2)	(49.0)	(74.6)	(20.4)	(144.0)
Operating income - segment profit (loss)	240.4	41.1	64.8	346.3
Unallocated corporate expenses (3)				(135.7)
Interest expense and other financing costs, net				(102.2)
Other income (expense), net				(12.9)
Income (loss) before income taxes				$95.5

	For the Year Ended December 31, 2023
	Aviation	Land	Marine	Total
Revenue	$23,275.1	$15,189.9	$9,245.6	$47,710.6
Segment expenses:
Cost of revenue	(22,789.3)	(14,790.1)	(9,073.0)	(46,652.4)
Compensation and related costs	(124.7)	(176.4)	(33.1)	(334.2)
Incentive compensation	(31.5)	(29.3)	(13.2)	(74.1)
Corporate allocations (1)	(40.0)	(19.9)	(23.8)	(83.7)
Depreciation and amortization	(19.9)	(38.3)	(1.2)	(59.3)
Provision for credit losses	(2.7)	(2.2)	0.1	(4.8)
Goodwill and other asset impairments	(0.8)	(12.8)	—	(13.7)
Restructuring and exit costs	(1.5)	(4.0)	—	(5.5)
Other segment expenses (2)	(55.9)	(76.8)	(19.1)	(151.8)
Operating income - segment profit (loss)	208.8	40.1	82.3	331.2
Unallocated corporate expenses (3)				(133.2)
Interest expense and other financing costs, net				(127.7)
Other income (expense), net				(3.6)
Income (loss) before income taxes				$66.7
(1)Includes allocations of compensation costs and general and administrative expenses.
(2)Other segment expenses include professional fees, office expenses and general insurance, technology related expenses, travel and entertainment, and other general and administrative expenses.
(3)Unallocated corporate expenses include corporate compensation costs and general and administrative expenses which are not allocated to the operating segments, as well as certain asset impairment charges related to equity investments in non-core businesses.

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Year Ended December 31, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$31.1	$57.1	$2.9	$91.2	$7.0	$98.2
Capital expenditures	31.8	19.8	5.4	57.1	8.5	65.6

	For the Year Ended December 31, 2024
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$28.1	$67.0	$3.6	$98.7	$7.7	$106.4
Capital expenditures	34.1	21.5	7.4	63.0	5.2	68.2

	For the Year Ended December 31, 2023
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$32.0	$61.3	$3.6	$96.8	$7.7	$104.5
Capital expenditures	25.3	42.5	8.7	76.4	11.1	87.6
(1)Total depreciation and amortization as presented includes charges classified within Cost of revenue and Operating expenses in our Consolidated Statements of Income and Comprehensive Income.
Information concerning our accounts receivable, net, and total assets by segment is as follows (in millions):

	As of December 31,
	2025	2024
Accounts receivable, net:
Aviation segment	$1,119.7	$1,166.2
Land segment	592.5	651.1
Marine segment	496.2	615.3
Total accounts receivable, net	$2,208.5	$2,432.6
Total assets:
Aviation segment	$2,588.7	$2,548.2
Land segment	2,131.3	2,970.6
Marine segment	701.4	929.6
Total reportable segment assets	5,421.4	6,448.5
Corporate and other	442.5	283.3
Total assets	$5,863.9	$6,731.8

Geographic Information
Information concerning our revenue and property and equipment, net, as segregated between the Americas, EMEA (Europe, Middle East and Africa) and the Asia Pacific regions, is presented as follows, based on the country of incorporation of the relevant subsidiary (in millions):

	For the Year Ended December 31,
	2025	2024	2023
Revenue:
United States	$19,280.0	$20,905.1	$25,403.7
EMEA (1)	7,941.6	9,672.9	10,003.2
Asia Pacific (2)	4,568.4	5,366.0	5,430.7
Americas, excluding United States	5,126.6	6,224.0	6,873.0
Total (3)	$36,916.6	$42,168.0	$47,710.6

	As of December 31,
	2025	2024
Property and equipment, net:
United States	$226.4	$325.2
EMEA	76.4	141.4
Asia Pacific	11.7	10.3
Americas, excluding United States	33.8	36.4
Total	$348.4	$513.3
(1)Includes revenue related to the U.K. of $3.1 billion, $4.8 billion and $5.3 billion for 2025, 2024 and 2023, respectively.
(2)Includes revenue related to Singapore of $4.5 billion, $5.3 billion and $5.3 billion for 2025, 2024 and 2023, respectively.
(3)Geographic revenue information in this table includes impacts from derivatives and hedging activities, which are excluded from that geographic revenue information presented at Note 13. Revenue from Contracts with Customers.
Major Customers
For the years ended December 31, 2025, 2024, and 2023, none of our customers accounted for more than 10% of total consolidated revenue.
16. Restructuring and Exit Activities
2025 Exit Activities
During the fourth quarter of 2025, management committed to and initiated actions to execute a plan to exit certain operations within the land segment that are no longer profitable or not aligned with the Company's core business and corporate strategy. As a result, the Company has begun the process of exiting direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, including the Land Fuel Transportation and Lubricants disposal group as discussed in Note 2. Acquisitions and Divestitures. As a result of the actions taken, we recognized charges for exit activities totaling $57.8 million during the year ended December 31, 2025, comprised of severance and compensation costs of $26.2 million, charges associated with various legal matters and contract termination costs of $21.7 million, write-offs of receivables and other assets of $5.1 million, and a loss on the sale of assets of $4.7 million. In addition, we recognized asset impairment charges of $5.8 million related to assets no longer in use or expected to provide nominal future economic benefit. We expect to incur additional charges in 2026 as we continue to execute our exit plans.

2025 Restructuring Plan
During the first quarter of 2025, in alignment with ongoing efforts to rationalize our assets and operations, we began a company-wide restructuring initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness (the "2025 Restructuring Plan"). As part of this initiative, we undertook cost management actions in response to the current and projected business needs, including the closure of certain open positions and the elimination of other roles to better align the workforce with our current strategic priorities. As a component of the 2025 Restructuring Plan, in June 2025, we launched a program intended to optimize our global finance and accounting operations. During the fourth quarter of 2025, we announced an executive transition as a component of the 2025 Restructuring Plan.
As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $10.8 million in transition costs and one-time charges associated with the planned initiatives during the year ending December 31, 2026.
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
During the first half of 2024, we continued to assess potential initiatives, resulting in additional severance and other compensation cost-related restructuring charges. In addition, as part of the 2023 Restructuring Plan, within our marine segment we made the decision during the second quarter of 2024 to cease operations at one of our subsidiaries in Brazil, resulting in the write-off of $3.3 million of VAT credits that were no longer recoverable. We completed these restructuring activities during the second quarter of 2024.
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our accruals for severance and other compensation cost activities as well as other transition costs as part of current and previously completed restructuring plans and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2023	$1.2	$3.7	$—	$0.9	$5.7
Restructuring and exit activity charges	0.1	3.2	—	0.5	3.8
Paid during the period	(1.3)	(5.1)	—	(1.1)	(7.5)
Accrued charges as of December 31, 2024	$—	$1.7	$—	$0.3	$2.0
Restructuring and exit activity charges	6.9	38.0	1.8	21.5	68.3
Paid during the period	(3.7)	(8.1)	(0.6)	(11.3)	(23.7)
Accrued charges as of December 31, 2025	$3.3	$31.6	$1.2	$10.5	$46.6

17. Earnings per Common Share
The following table sets forth the computation of basic and diluted earnings per common share (in millions, except per share amounts):

	For the Year Ended December 31,
	2025	2024	2023
Numerator:
Net income (loss) attributable to World Kinect	$(614.4)	$67.4	$52.9
Denominator:
Weighted average common shares for basic earnings per common share (1)	55.9	59.0	61.4
Effect of dilutive securities	—	0.5	0.3
Weighted average common shares for diluted earnings per common share	55.9	59.5	61.7
Basic earnings (loss) per common share	$(10.99)	$1.14	$0.86
Diluted earnings (loss) per common share	$(10.99)	$1.13	$0.86
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	1.1	1.1	1.3
(1)In January 2026, we repurchased 2.8 million shares of common stock under our stock repurchase program for an aggregate value of $75.0 million. See Note 11. Shareholders' Equity for additional information.
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10‑K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2026.
WORLD KINECT CORPORATION

/s/ IRA M. BIRNS
Ira M. Birns Chief Executive Officer

/s/ JOSE-MIGUEL TEJADA
Jose-Miguel Tejada Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10‑K has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2026.

Signature	Title
/s/ IRA M. BIRNS	Director and Chief Executive Officer
Ira M. Birns	(Principal Executive Officer)

/s/ JOSE-MIGUEL TEJADA	Executive Vice President and Chief Financial Officer
Jose-Miguel Tejada	(Principal Financial Officer)

/s/ MICHAEL KROLL	Senior Vice President and Chief Accounting Officer
Michael Kroll	(Principal Accounting Officer)

/s/ MICHAEL J. KASBAR	Executive Chairman
Michael J. Kasbar

/s/ KEN BAKSHI	Director
Ken Bakshi

/s/ JORGE L. BENITEZ	Director
Jorge L. Benitez

/s/ SHARDA CHERWOO	Director
Sharda Cherwoo

/s/ RICHARD A. KASSAR	Director
Richard A. Kassar

/s/ JEFFREY M. KOTTKAMP	Director
Jeffrey M. Kottkamp

/s/ JOHN L. MANLEY	Director
John L. Manley

/s/ GREG PIPER	Director
Greg Piper

/s/ STEPHEN K. RODDENBERRY	Director
Stephen K. Roddenberry

/s/ ANDREA B. SMITH	Director
Andrea B. Smith

/s/ PAUL H. STEBBINS	Director
Paul H. Stebbins