Form 10-Q
period 2026-03-31
WORLD KINECT CORP
filed 2026-04-24
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 51,355,451 shares of common stock, par value $0.01 per share, issued and outstanding as of April 17, 2026.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$151.1	$193.5
Accounts receivable, net of allowance for credit losses of $20.6 million and $15.6 million as of March 31, 2026 and December 31, 2025, respectively	2,843.4	2,208.5
Inventories	739.2	454.2
Prepaid expenses	100.5	86.6
Short-term derivative assets, net	87.4	100.5
Other current assets	469.1	457.2
Total current assets	4,390.7	3,500.5
Property and equipment, net	347.4	348.4
Goodwill	739.9	737.5
Identifiable intangible assets, net	304.7	311.7
Other non-current assets	1,020.4	965.9
Total assets	$6,803.0	$5,863.9
Liabilities:
Current liabilities:
Current maturities of long-term debt	$9.1	$11.9
Accounts payable	3,413.1	2,586.9
Short-term derivative liabilities, net	75.2	52.7
Accrued expenses and other current liabilities	703.4	658.9
Total current liabilities	4,200.8	3,310.4
Long-term debt	789.6	685.2
Other long-term liabilities	600.8	560.4
Total liabilities	5,591.2	4,556.1
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 51.4 and 54.1 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	0.5	0.5
Capital in excess of par value	—	—
Retained earnings	1,262.7	1,315.9
Accumulated other comprehensive income (loss)	(59.5)	(17.3)
Total World Kinect shareholders' equity	1,203.7	1,299.1
Noncontrolling interest	8.1	8.8
Total equity	1,211.8	1,307.9
Total liabilities and equity	$6,803.0	$5,863.9
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$9,685.0	$9,452.5
Cost of revenue	9,413.8	9,222.1
Gross profit	271.2	230.4
Operating expenses:
Compensation and employee benefits	130.8	105.1
General and administrative	77.4	72.4
Goodwill and other asset impairments	—	44.5
Restructuring and exit costs	6.7	15.0
Total operating expenses	214.9	237.0
Income (loss) from operations	56.3	(6.6)
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(26.3)	(22.9)
Other income (expense), net	2.2	1.3
Total non-operating income (expense), net	(24.1)	(21.5)
Income (loss) before income taxes	32.2	(28.1)
Income tax expense (benefit)	6.6	(6.8)
Net income (loss) including noncontrolling interest	25.6	(21.3)
Net income (loss) attributable to noncontrolling interest	(0.7)	(0.2)
Net income (loss) attributable to World Kinect	$26.2	$(21.1)
Basic earnings (loss) per common share	$0.51	$(0.37)
Basic weighted average common shares	51.7	56.8
Diluted earnings (loss) per common share	$0.50	$(0.37)
Diluted weighted average common shares	52.0	56.8
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	$25.6	$(21.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.1)	12.6
Cash flow hedges, net of income tax expense (benefit) of ($14.5) and ($0.9) for the three months ended March 31, 2026 and 2025, respectively	(41.1)	(2.6)
Total other comprehensive income (loss)	(42.2)	10.0
Comprehensive income (loss) including noncontrolling interest	(16.6)	(11.3)
Comprehensive income (loss) attributable to noncontrolling interest	(0.7)	(0.2)
Comprehensive income (loss) attributable to World Kinect	$(16.0)	$(11.1)
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2025	54.1	$0.5	$—	$1,315.9	$(17.3)	$1,299.1	$8.8	$1,307.9
Net income (loss)	—	—	—	26.2	—	26.2	(0.7)	25.6
Cash dividends declared	—	—	—	(10.2)	—	(10.2)	—	(10.2)
Amortization of share-based payment awards	—	—	7.5	—	—	7.5	—	7.5
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Purchases of common stock	(2.8)	—	(6.5)	(69.2)	—	(75.7)	—	(75.7)
Other comprehensive income (loss)	—	—	—	—	(42.2)	(42.2)	—	(42.2)
Balance as of March 31, 2026	51.4	$0.5	$—	$1,262.7	$(59.5)	$1,203.7	$8.1	$1,211.8

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2024	56.7	$0.6	$30.0	$2,009.2	$(91.0)	$1,948.7	$7.2	$1,955.9
Net income (loss)	—	—	—	(21.1)	—	(21.1)	(0.2)	(21.3)
Cash dividends declared	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Amortization of share-based payment awards	—	—	6.8	—	—	6.8	—	6.8
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Purchases of common stock	(0.4)	—	(10.1)	—	—	(10.1)	—	(10.1)
Other comprehensive income (loss)	—	—	—	—	10.0	10.0	—	10.0
Balance as of March 31, 2025	56.6	$0.6	$23.1	$1,978.5	$(81.0)	$1,921.2	$7.0	$1,928.3
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$25.6	$(21.3)
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	10.5	1.5
Depreciation and amortization	20.0	25.6
Noncash operating lease expense	7.6	8.6
Provision for credit losses	5.9	2.5
Share-based payment award compensation costs	7.5	6.8
Deferred income tax expense (benefit)	5.4	(32.5)
Unrealized foreign currency (gains) losses, net	(6.4)	4.0
Goodwill and other asset impairment charges	—	44.5
Other	(0.4)	9.0
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(629.3)	204.3
Inventories	(260.5)	8.9
Prepaid expenses	(12.9)	0.4
Other current assets	(14.3)	(2.0)
Cash collateral with counterparties	(35.7)	(5.7)
Other non-current assets	(47.3)	(29.7)
Change in derivative assets and liabilities, net	(19.7)	1.7
Accounts payable	825.1	(210.0)
Accrued expenses and other current liabilities	43.1	88.6
Other long-term liabilities	29.5	9.1
Net cash provided by (used in) operating activities	(46.4)	114.4
Cash flows from investing activities:
Capital expenditures	(13.8)	(15.2)
Other investing activities, net	2.2	9.4
Net cash provided by (used in) investing activities	(11.6)	(5.8)
Cash flows from financing activities:
Borrowings of debt	1,515.0	811.0
Repayments of debt	(1,412.9)	(819.4)
Dividends paid on common stock	(10.7)	(9.7)
Repurchases of common stock	(75.0)	(10.0)
Other financing activities, net	(0.9)	(4.4)
Net cash provided by (used in) financing activities	15.4	(32.4)
Cash and cash equivalents reclassified as assets held for sale	(0.4)	—
Effect of exchange rate changes on cash and cash equivalents	0.5	(2.7)
Net increase (decrease) in cash and cash equivalents	(42.4)	73.5
Cash and cash equivalents, as of the beginning of the period	193.5	382.9
Cash and cash equivalents, as of the end of the period	$151.1	$456.4
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
We are a global provider of aviation, marine, and ground-based transportation fuels and complementary services. Through an integrated global supply and logistics network, we source and distribute products and services to meet customer needs throughout the world, including lower-carbon fuels to support our customers' energy-transition objectives. In the United States, we also market natural gas and related solutions.
The Condensed Consolidated Financial Statements and related Notes include our parent company and all subsidiaries where we exercise control, and include the operations of acquired businesses after the completion of their acquisition. The decision of whether or not to consolidate an entity requires consideration of majority voting interests, as well as effective economic or other control over the entity. The Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), the instructions to Form 10-Q, and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. However, except as disclosed herein, there has been no material change in the information disclosed in the Notes included in our 2025 Annual Report on Form 10-K ("2025 10-K Report"). All intercompany transactions among our businesses have been eliminated.
Revenues, expenses, assets and liabilities can vary during each quarter of the year. Therefore, the results and trends in these interim financial statements may not be representative of those for the full year. All adjustments necessary for a fair statement of the financial statements, which are of a normal and recurring nature, have been made for the interim periods reported. The information included in this 10-Q Report should be read in conjunction with the Consolidated Financial Statements and accompanying Notes included in our 2025 10-K Report.
Due to rounding, certain amounts may not add; however, all percentages have been calculated using unrounded amounts. Certain prior period amounts have been reclassified to conform to the current presentation.
New Accounting Standards
Accounting Standards Issued but Not Yet Adopted
Expense Disaggregation. Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, was issued in November 2024. ASU 2024-03 does not change the expense captions an entity presents on the face of the income statement; however, it requires disaggregation of certain expense captions into specified categories in disclosures within the footnotes to the financial statements for each interim and annual period. The amendments require disclosure of the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. The amendments also require disclosure of certain amounts that are already required to be disclosed under current guidance in the same disclosure as the other disaggregation requirements, a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and the total amount of selling expenses as well as, in annual reporting periods, the entity's definition of selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments should be applied prospectively to financial statements issued for reporting periods after the effective date of the update or retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the amendments to identify potential impacts to the Company's Notes to the Condensed Consolidated Financial Statements and processes.

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
Significant Accounting Policies
There have been no significant changes in the Company's accounting policies from those disclosed in our 2025 10-K Report. The significant accounting policies we use for quarterly financial reporting are disclosed in Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies of the accompanying Notes to the Consolidated Financial Statements included in our 2025 10-K Report.
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
In February 2026, we executed definitive agreements to sell the majority of the Land Fuel Transportation and Lubricants disposal group for total cash proceeds of approximately $80.0 million, subject to inventory and other adjustments. Closing of the transaction is subject to customary closing conditions and is expected to be completed during the second quarter of 2026. We do not expect to recognize a material gain or loss on sale upon closing of the transaction, as the carrying value of the disposal group reflects its estimated fair value less costs to sell.
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

The following table summarizes the carrying value of the Land Fuel Transportation and Lubricants and Falmouth disposal group assets and liabilities classified as held for sale (in millions):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$0.2	$0.6
Accounts receivable, net	0.2	0.2
Inventories	38.5	35.9
Prepaid expenses and other current assets	0.2	0.3
Property and equipment, net	47.3	51.1
Intangible assets, net	8.5	8.5
Other non-current assets	11.7	11.7
Total assets held for sale	$106.5	$108.2

Accounts payable	$0.2	$0.3
Accrued expenses and other liabilities	4.6	4.8
Long-term portion of finance lease obligations	4.6	5.2
Other long-term liabilities	17.4	18.1
Total liabilities held for sale	$26.8	$28.3
2025 Acquisitions
On September 3, 2025, we entered into a definitive agreement with Universal Weather and Aviation to acquire their Trip Support Services division ("Universal TSS"). The acquisition closed on November 5, 2025 for total estimated consideration of $207.0 million, subject to customary adjustments relating to net working capital. At closing, $154.4 million was paid in cash and $60.0 million remains payable over the next four years. During the first quarter of 2026, the net working capital adjustments were updated and additional consideration of $8.3 million was paid to the seller.
The acquisition was accounted for as a business combination and is reported in the aviation segment. We are in the process of obtaining information to identify and measure all assets acquired and liabilities assumed. These estimates, along with any related tax impacts, are subject to change during the measurement period, which is up to one year from the acquisition date. The following preliminary purchase price allocation was estimated based on the information obtained to date and is expected to be completed in 2026. During the three months ended March 31, 2026, the purchase price allocation was adjusted as shown in the table below. These adjustments have been retrospectively reflected as of the acquisition date.

The following table summarizes the estimated fair value of the aggregate consideration as well as the preliminary allocation of the purchase price to the fair value of the assets acquired and liabilities assumed as recorded in the fourth quarter of 2025 and as adjusted in the first quarter of 2026 (in millions):

	Preliminary	Adjustments	As Adjusted
Consideration:
Cash paid at closing	$154.4	$—	$154.4
Working capital adjustment paid to seller	—	8.3	8.3
Amount due to sellers (1)	52.6	—	52.6
Total fair value of consideration	$207.0	$8.3	$215.4

Assets acquired and liabilities assumed:
Cash	$0.8	$(0.6)	$0.2
Accounts receivable	19.6	15.7	35.2
Prepaid expenses and other current assets	0.5	(0.3)	0.2
Property, plant and equipment	0.3	—	0.3
Identifiable intangible assets subject to amortization (2)	87.5	1.1	88.6
Identifiable intangible assets not subject to amortization (3)	23.1	0.3	23.4
Accounts payable	(1.6)	(10.7)	(12.3)
Other assets and liabilities, net (4)	(4.4)	0.6	(3.8)
Net identifiable assets acquired	125.8	6.1	131.9
Goodwill (5)	81.3	2.2	83.5
Net assets acquired	$207.0	$8.3	$215.4
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
The following presents unaudited pro forma combined financial information of the Company for the three months ended March 31, 2025 as if the acquisition of Universal TSS had been completed on January 1, 2024 (in millions):

Three Months Ended March 31, 2025
Revenue	$9,507.7
Net income (loss) attributable to World Kinect	$(19.9)
The unaudited pro forma combined financial information was based on the historical financial information of Universal TSS and includes (i) incremental amortization expense to be incurred based on the fair values of the identifiable intangible assets acquired; (ii) additional interest expense associated with the incremental borrowings under our Credit Facility (as defined below) to finance the acquisition and the accretion of the discount on the present value of future payments; (iii) nonrecurring transaction costs recognized in connection with the transaction; and (iv) the tax effect of the pro forma adjustments as well as the recognition of income tax expense associated with Universal TSS' historical statements, calculated using statutory tax rates, as Universal TSS was comprised of limited liability companies not subject to federal and state income taxes prior to the acquisition. The unaudited pro forma combined financial information does not necessarily reflect what the combined company's financial condition or results of operations would have been had the transaction and the related financing occurred on the dates indicated. The unaudited pro forma financial information also may not be useful in predicting the future financial condition and results of operations of the combined company following the transaction. In addition, the unaudited pro forma combined financial information does not give effect to any cost savings, operating synergies or revenue synergies that may result from the transaction, or the costs to achieve any such synergies.
2025 Divestitures
On April 9, 2025, we signed and closed on the sale of WFL (UK) Ltd., which represents our U.K. land fuels business (the "Watson Fuels disposal group"), for total proceeds of $42.8 million, of which $23.6 million was collected in cash at closing (the "Watson Fuels sale"). As discussed in Note 5. Fair Value Measurements, during the first quarter of 2025, we recognized an asset impairment charge of $44.5 million with respect to the Watson Fuels asset group assets. The Watson Fuels sale resulted in a pre-tax loss of $81.7 million, net of costs to sell and after the reclassification of cumulative translation losses of $55.1 million, that is included in Other income (expense), net within our Condensed Consolidated Statements of Income and Comprehensive Income for the second quarter of 2025. The related tax benefit of $6.3 million is included within Income tax expense (benefit) within our Condensed Consolidated Statements of Income and Comprehensive Income. Prior to the Watson Fuels sale, the Watson Fuels asset group was reported within our land segment. The Watson Fuels sale did not meet the criteria to be reported as a discontinued operation.
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
We had accounts receivable, net, of $2.8 billion and $2.2 billion and an allowance for expected credit losses, primarily related to accounts receivable, of $21.5 million and $16.6 million, as of March 31, 2026 and December 31, 2025, respectively. Changes to the expected credit loss provision during the three months ended March 31, 2026 resulted from the Company's assessment of reasonable and supportable forward-looking information, including global economic outlook considerations; in addition to the impact of exiting certain activities as described in Note 14. Restructuring and Exit Activities. Based on an aging analysis as of March 31, 2026, 94% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Three Months Ended March 31,
	2026	2025
Balance as of January 1,	$16.6	$23.7
Charges to allowance for credit losses	5.9	2.5
Write-off of uncollectible receivables	(0.8)	(1.9)
Recoveries of credit losses	—	0.1
Translation adjustments	(0.2)	—
Balance as of March 31,	$21.5	$24.4
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

During the three months ended March 31, 2026 and 2025, we sold receivables under the RPAs with an aggregate face value of $2.9 billion and $2.8 billion and recognized fees of $7.1 million and $8.1 million, respectively.
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
The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	March 31, 2026
Commodity contracts
Long	BBL	55.5
Short	BBL	(58.6)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(757.8)
Buy U.S. dollar, sell other currencies	USD	807.8
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next twelve months.

Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$4.0	$—	$7.8	$—
	Other non-current assets	0.6	0.2	0.6	—
	Short-term derivative liabilities, net	196.7	18.6	245.5	14.1
Total derivatives designated as hedging instruments		201.4	18.9	253.9	14.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	151.5	120.6	61.1	15.6
	Other non-current assets	85.2	58.0	43.0	30.8
	Short-term derivative liabilities, net	99.0	74.5	162.4	133.1
	Other long-term liabilities	3.5	11.6	27.4	24.9

Foreign currency contracts	Short-term derivative assets, net	14.2	2.6	9.1	1.5
	Other non-current assets	2.2	—	—	—
	Short-term derivative liabilities, net	3.7	4.9	8.2	8.1
	Other long-term liabilities	0.1	—	1.0	0.1
Total derivatives not designated as hedging instruments		359.4	272.4	312.2	214.3
Total derivatives		$560.8	$291.3	$566.1	$228.4
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Condensed Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Inventories	$184.0	$73.3	$35.5	$(1.0)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in net income (loss) in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	March 31, 2026			March 31, 2025
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$9,685.0	$9,413.8	$26.3	$9,452.5	$9,222.1	$22.9
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	35.9	—	—	(1.6)	—
Derivatives designated as hedging instruments	—	(39.8)	—	—	0.8	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(3.7)	(0.9)	—	0.3	(0.9)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	—	—	—	2.9
Total amount of income and expense line items excluding the impact of hedges	$9,688.7	$9,409.0	$26.3	$9,452.2	$9,220.5	$25.8
The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement	Location	For the Three Months Ended March 31,
		2026	2025
Commodity contracts	Revenue	$9.0	$5.6
Commodity contracts	Cost of revenue	$3.9	$1.7
For the three months ended March 31, 2026 and 2025, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of March 31, 2026, on a pre-tax basis, $43.9 million and $11.8 million is scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and an increase to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.

The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended March 31,
	2026	2025
Commodity contracts (Revenue)	$(35.0)	$0.6
Commodity contracts (Cost of revenue)	(9.5)	(1.5)
Total gain (loss)	$(44.5)	$(0.8)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended March 31,
	Location	2026	2025
Commodity contracts	Revenue	$(2.8)	$0.2
Commodity contracts	Cost of revenue	(0.6)	(0.6)
Interest rate contracts	Interest expense and other financing costs, net	—	2.1
Total gain (loss)		$(3.4)	$1.8
Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended March 31,
	Location	2026	2025
Commodity contracts	Revenue	$81.5	$13.1
	Cost of revenue	(30.2)	(7.6)
		51.3	5.5
Foreign currency contracts	Revenue	0.3	(1.5)
	Other income (expense), net	2.8	(3.7)
		3.1	(5.2)
Total gain (loss)		$54.4	$0.3
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	March 31, 2026	December 31, 2025
Net derivative liability positions with credit contingent features	$83.0	$20.2
Collateral posted and held by our counterparties	(1.6)	(3.7)
Maximum additional potential collateral requirements	$81.5	$16.5

5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes (as defined below), as discussed in Note 7. Debt, Interest Income, Expense, and Other Finance Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.
Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of March 31, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$367.7	$167.1	$5.8	$540.6
Foreign currency contracts	—	20.2	—	20.2
Cash surrender value of life insurance	—	20.7	—	20.7
Total assets at fair value	$367.7	$208.0	$5.8	$581.5

Liabilities:
Commodities contracts	$392.0	$153.1	$2.7	$547.8
Foreign currency contracts	—	18.4	—	18.4
Total liabilities at fair value	$392.0	$171.4	$2.7	$566.1

	Fair Value Measurements as of December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$113.4	$159.6	$10.7	$283.7
Foreign currency contracts	—	7.6	—	7.6
Cash surrender value of life insurance	—	20.1	—	20.1
Total assets at fair value	$113.4	$187.3	$10.7	$311.4

Liabilities:
Commodities contracts	$118.5	$96.4	$3.8	$218.6
Foreign currency contracts	—	9.8	—	9.8
Total liabilities at fair value	$118.5	$106.1	$3.8	$228.4
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of March 31, 2026
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$540.6	$411.8	$128.9	$9.3	$—	$119.5
Foreign currency contracts	20.2	12.9	7.2	—	—	7.2
Total assets at fair value	$560.8	$424.7	$136.1	$9.3	$—	$126.8

Liabilities:
Commodities contracts	$547.8	$411.8	$136.0	$42.1	$—	$93.8
Foreign currency contracts	18.4	12.9	5.4	—	—	5.4
Total liabilities at fair value	$566.1	$424.7	$141.4	$42.1	$—	$99.3

	Fair Value as of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$283.7	$151.3	$132.4	$8.2	$—	$124.2
Foreign currency contracts	7.6	6.5	1.1	—	—	1.1
Total assets at fair value	$291.3	$157.8	$133.5	$8.2	$—	$125.3

Liabilities:
Commodities contracts	$218.6	$151.3	$67.4	$6.0	$—	$61.3
Foreign currency contracts	9.8	6.5	3.3	—	—	3.3
Total liabilities at fair value	$228.4	$157.8	$70.6	$6.0	$—	$64.6
At March 31, 2026 and December 31, 2025, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At March 31, 2026, one of our counterparties with a total exposure of $20.8 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held no cash collateral.
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

The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of March 31, 2026.
6. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $227.9 million and $210.1 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
7. Debt, Interest Income, Expense, and Other Finance Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	March 31, 2026	December 31, 2025
Credit Facility (1)	$105.0	$—
Term loan (1)	344.4	346.5
Convertible Notes (2)	344.0	343.4
Finance leases	2.7	4.4
Other	2.8	2.8
Total debt	798.8	697.1
Less: Current maturities of long-term debt and finance leases	9.1	11.9
Long-term debt	$789.6	$685.2
(1)The Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) matures in November 2030 and provides for a term loan as well as a revolving credit facility of up to $1.65 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of March 31, 2026 and December 31, 2025, the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $6.0 million and $6.6 million, respectively. As of March 31, 2026 and December 31, 2025, the fair value of the Convertible Notes was estimated to be approximately $368.4 million and $378.3 million, respectively, using the Level 2 observable input of quoted market prices in an inactive market.
Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest expense and other financing costs, net (in millions):

	For the Three Months Ended March 31,
	2026	2025
Interest expense and other financing costs	$(27.6)	$(26.6)
Interest income	1.3	3.7
Interest expense and other financing costs, net	$(26.3)	$(22.9)
8. Commitments and Contingencies
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which were primarily included in Cost of revenue in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. On December 11, 2025, EA issued its decision in which it found the subsidiary had breached the prohibition on market manipulation in wholesale energy markets under E.U. law. In its decision, EA stated it will recommend that the Finnish Market Court impose a penalty fee in separate proceedings. Those proceedings have not yet commenced, and the Finnish Market Court will ultimately determine whether any penalty should be assessed and, if so, the amount. We intend to vigorously defend ourselves in any proceeding before the Finnish Market Court.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims.
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $22.8 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of March 31, 2026, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
See Note 11. Income Taxes for information regarding tax returns under examination both in the United States ("U.S.") and foreign jurisdictions, including the examinations currently in progress in Denmark and the United States.
9. Shareholders' Equity
Cash Dividends
During the three months ended March 31, 2026, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.20 per common share representing first quarter dividends of $10.2 million, which were paid on April 16, 2026. During the three months ended March 31, 2025, the Board declared quarterly cash dividends of $0.17 per common share representing first quarter dividends of $9.6 million, which were paid on April 16, 2025.

Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(17.6)	$0.3	$(17.3)
Other comprehensive income (loss) before reclassifications	(1.1)	(44.5)	(45.6)
Amounts reclassified from Accumulated other comprehensive income (loss)	—	3.4	3.4
Balance as of March 31, 2026	$(18.7)	$(40.8)	$(59.5)

Balance as of January 1, 2025	$(92.2)	$1.2	$(91.0)
Other comprehensive income (loss) before reclassifications	12.6	(0.8)	11.7
Amounts reclassified from Accumulated other comprehensive income (loss)	—	(1.8)	(1.8)
Balance as of March 31, 2025	$(79.6)	$(1.4)	$(81.0)

10. Revenue from Contracts with Customers
Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended March 31,
	2026	2025
Aviation	$239.2	$263.3
Land	1.9	25.9
Marine	981.1	860.5
Asia Pacific	1,222.1	1,149.6

Aviation	1,045.6	844.7
Land	328.6	734.5
Marine	443.6	419.8
EMEA	1,817.8	1,999.0

Aviation	1,205.0	1,031.4
Land	0.1	—
Marine	196.8	255.8
LATAM	1,401.8	1,287.2

Aviation	2,559.4	2,502.3
Land	2,191.4	2,094.4
Marine	441.9	395.7
North America	5,192.7	4,992.3

Other revenues (excluded from ASC 606) (1)	50.5	24.4

Total revenue	$9,685.0	$9,452.5
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of March 31, 2026 and December 31, 2025, the contract assets and contract liabilities recognized by the Company were not material.

11. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended March 31,
	2026	2025
Income tax expense (benefit)	$6.6	$(6.8)
Effective income tax rate	20.6%	24.3%
Our provision for income taxes for the three months ended March 31, 2026 includes a net discrete income tax benefit of $2.1 million, of which a net tax benefit of $3.5 million relates to changes in our reserves for uncertain tax positions, partially offset by a net tax expense of $1.4 million related to return-to-provision and other adjustments to our worldwide tax positions.
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
Our income tax provisions for the three months ended March 31, 2026 and 2025 were calculated based on the estimated annual effective income tax rates for the 2026 and 2025 years, respectively. The actual effective income tax rate for the 2026 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through March 31, 2026, we have received final tax assessments for the 2013 through 2019 tax years of approximately $121.5 million (DKK 785.7 million), and proposed tax assessments for the 2020 and 2021 tax years of approximately $28.6 million (DKK 184.8 million), excluding interest, which would be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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

Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Three Months Ended March 31, 2026
	Aviation	Land	Marine	Total
Revenue	$5,045.1	$2,575.9	$2,063.9	$9,685.0
Segment expenses:
Cost of revenue	(4,906.9)	(2,509.4)	(1,997.6)	(9,413.8)
Compensation and related costs	(39.5)	(33.5)	(8.6)	(81.6)
Incentive compensation	(6.3)	(2.3)	(9.0)	(17.6)
Corporate allocations (1)	(9.6)	(4.7)	(6.2)	(20.5)
Depreciation and amortization	(5.0)	(6.8)	(0.3)	(12.2)
Provision for credit losses	(3.2)	(1.3)	(1.4)	(5.9)
Goodwill and other asset impairments	—	—	—	—
Restructuring and exit costs	(0.4)	(0.8)	(2.1)	(3.2)
Other segment expenses (2)	(16.7)	(15.0)	(5.7)	(37.4)
Operating income - segment profit (loss)	57.6	2.2	33.0	92.8
Unallocated corporate expenses (3)				(36.6)
Interest expense and other financing costs, net				(26.3)
Other income (expense), net				2.2
Income (loss) before income taxes				$32.2

	For the Three Months Ended March 31, 2025
	Aviation	Land	Marine	Total
Revenue	$4,654.2	$2,865.4	$1,932.9	$9,452.5
Segment expenses:
Cost of revenue	(4,538.5)	(2,786.3)	(1,897.2)	(9,222.1)
Compensation and related costs	(27.2)	(39.8)	(8.2)	(75.1)
Incentive compensation	(3.8)	(1.0)	(1.1)	(5.9)
Corporate allocations (1)	(9.2)	(4.0)	(5.1)	(18.2)
Depreciation and amortization	(4.3)	(9.1)	(0.3)	(13.7)
Provision for credit losses	(1.3)	(1.3)	—	(2.6)
Goodwill and other asset impairments	—	(44.5)	—	(44.5)
Restructuring and exit costs	(2.2)	(7.3)	(0.4)	(9.9)
Other segment expenses (2)	(11.6)	(17.5)	(5.8)	(34.9)
Operating income - segment profit (loss)	56.2	(45.3)	14.8	25.7
Unallocated corporate expenses (3)				(32.3)
Interest expense and other financing costs, net				(22.9)
Other income (expense), net				1.3
Income (loss) before income taxes				$(28.1)
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

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Three Months Ended March 31, 2026
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$8.4	$8.8	$0.8	$18.0	$2.0	$20.0
Capital expenditures	7.1	4.6	0.7	12.4	1.4	13.8

	For the Three Months Ended March 31, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$7.6	$15.5	$0.9	$24.0	$1.7	$25.6
Capital expenditures	6.6	5.2	1.5	13.3	1.9	15.2
(1)Total depreciation and amortization as presented includes charges classified within Cost of revenue and Operating expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	March 31, 2026	December 31, 2025
Accounts receivable, net:
Aviation segment	$1,564.2	$1,119.7
Land segment	593.2	592.5
Marine segment	686.0	496.2
Total accounts receivable, net	$2,843.4	$2,208.5
Total assets:
Aviation segment	$3,283.7	$2,588.7
Land segment	2,135.8	2,131.3
Marine segment	946.2	701.4
Total reportable segment assets	6,365.8	5,421.4
Corporate and other	437.3	442.5
Total assets	$6,803.0	$5,863.9

13. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Numerator:
Net income (loss) attributable to World Kinect	$26.2	$(21.1)
Denominator:
Weighted average common shares for basic earnings per common share	51.7	56.8
Effect of dilutive securities	0.3	—
Weighted average common shares for diluted earnings per common share	52.0	56.8
Basic earnings (loss) per common share	$0.51	$(0.37)
Diluted earnings (loss) per common share	$0.50	$(0.37)
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.7	1.7
14. Restructuring and Exit Activities
2026 Exit Activities
During the first quarter of 2026, management continued to execute the plan initiated in 2025 to exit certain operations within the land segment that are no longer profitable or not aligned with the Company's core business and corporate strategy. As a result of the actions taken during the first quarter of 2026, we recognized charges for exit activities totaling $1.0 million, comprised of charges associated with various legal matters and contract termination costs of $7.8 million and severance and compensation costs of $0.9 million, which were partially offset by a net gain on the sale of assets of $7.7 million.
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
As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. During the three months ended March 31, 2026, we recognized $5.7 million of charges associated with the 2025 Restructuring

Plan, consisting primarily of costs associated with the global finance and accounting optimization program as well as additional severance and other compensation costs.
We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $8.0 million in transition costs and one-time charges associated with the planned initiatives during the year ending December 31, 2026.
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our accruals for severance and other compensation cost activities as well as other transition costs as part of current and previously completed restructuring plans and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2025	$3.3	$31.6	$1.2	$10.5	$46.6
Restructuring and exit activity charges	0.4	1.7	2.1	3.5	7.6
Paid during the period	(0.9)	(5.7)	(0.9)	(3.1)	(10.6)
Accrued charges as of March 31, 2026	$2.7	$27.7	$2.4	$10.9	$43.7

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our 2025 10-K Report and the unaudited Condensed Consolidated Financial Statements and related Notes in Item 1 – Financial Statements of this 10-Q Report. A reference to a "Note" herein refers to the accompanying Notes to the Condensed Consolidated Financial Statements contained in Item 1 – Financial Statements. The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Some factors that may cause our results to differ are disclosed in Item 1A – Risk Factors of our 2025 10-K Report.
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "could," "would," "will," "might," "continue," "plan," "ability," "achieve," "can," "intend," "may," "potential," "remain," "strategy," "design," "future," "forecast," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding [(i) expectations regarding macroeconomic conditions, including inflation and its impact on us, (ii) conditions in the aviation, land, and marine markets and their impact on our business, (iii) growth in our core businesses, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, including the impact on our financial statements, (vi) our hedging strategy, (vii) our acquisitions, divestitures, restructurings and other strategic transactions (viii) global trade trends and patterns, including the impact of tariffs and global conflicts, and (ix) estimates regarding the financial impact of our derivative and other trading contracts.] Our forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
•risks associated with operating in high-risk locations, including supply disruptions, border or route closures and other logistical difficulties that arise when working in these areas;
•uninsured or underinsured losses;
•seasonal variability that adversely affects our revenues and operating results, as well as the impact of natural disasters, such as earthquakes, hurricanes and wildfires;
•pandemics, terrorism, global conflicts, power outages, and other events that could impact demand for fuel;
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
•the outcome of litigation, regulatory investigations and other legal matters, including the associated legal and other costs; and

•other risks, including those described in Item 1A – Risk Factors in our 2025 10-K Report, together with those described from time to time in our other filings with the SEC.
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
Business Overview
We are a leading global provider of aviation, marine, and ground-based transportation fuels and complementary services. Through an integrated global supply and logistics network, we source and distribute products and services to meet customer needs across more than 200 countries and territories throughout the world, including lower-carbon fuels to support our customers' energy-transition objectives. In the United States, we also market natural gas and related solutions.
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
Management continued to execute these plans in 2026, and as a result of the actions taken during the first quarter of 2026, we recognized charges for exit activities totaling $1.0 million, comprised of charges associated with various legal matters and contract termination costs of $7.8 million and severance and compensation costs of $0.9 million, which were partially offset by a net noncash gain on the sale of assets of $7.7 million.
See Note 2. Acquisitions and Divestitures and Note 14. Restructuring and Exit Activities for additional information.
2025 Restructuring Plan
During the first quarter of 2025, in alignment with ongoing efforts to rationalize our assets and operations, we began the 2025 Restructuring Plan, a company-wide restructuring initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. As part of this initiative, we undertook cost management actions in response to the current and projected business needs, including the closure of certain open positions and the elimination of other roles to better align the workforce with our current strategic priorities. These actions are expected to result in approximately $30 million in annualized compensation related savings. As a component of the 2025 Restructuring Plan, in June 2025, we launched a program intended to optimize our global finance and accounting operations. We expect this initiative to result in some initial cost savings beginning in 2026 and with increased savings in following years. Total cost savings for the five-year period from 2026 through 2030 are expected to be approximately $80 million. During the fourth quarter of 2025, we also announced an executive transition as a component of the 2025 Restructuring Plan.
As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. During the three months ended March 31, 2026, we recognized $5.7 million of charges associated with the 2025 Restructuring Plan, consisting primarily of costs associated with the global finance and accounting optimization program as well as additional severance and other compensation costs. We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $8.0 million in transition costs and one-time charges associated with the planned global finance and accounting initiatives during the year ending December 31, 2026.
See Note 14. Restructuring and Exit Activities for additional information.
Reportable Segments
We operate in three reportable segments consisting of aviation, land, and marine. For additional discussion on our reportable segments, see "Reportable Segments" under Part I, Item 1 – Business in our 2025 10-K Report. Selected financial information with respect to our business segments is provided in Note 12. Business Segments.
Aviation Segment
Our aviation segment has benefited from growth in our fuel and related service offerings, as well as our enhanced logistics capabilities and the geographic expansion of our aviation fueling operations into additional international airport locations. We have successfully achieved higher returns in a high interest rate environment, driven in part by targeted improvements in working capital management consistent with our strategy to rationalize lower-return business activity. In connection with our efforts to accelerate growth in our core businesses, we completed the acquisition of Universal TSS in the fourth quarter of 2025 for a total purchase price of approximately $207.0 million. See Note 2. Acquisitions and Divestitures for additional information.
Land Segment
In our land segment, we continue to focus on improving capital efficiency by optimizing asset utilization, leveraging the capabilities of our acquisitions, and realigning our operational platform. In 2025, we launched an initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. On April 9, 2025, we closed the Watson Fuels sale, and in the fourth quarter of 2025 and into 2026, we committed to and initiated actions to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy. See Note 2. Acquisitions and Divestitures and Note 14. Restructuring and Exit Activities for additional information about the actions taken and related impairment charges.
Marine Segment
We believe that our marine business is well-positioned to generate relatively moderate levels of earnings in stable markets and provide additional value in volatile and credit constrained markets. Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility as well as a constrained credit environment, as seen during the first quarter of 2026, with the increase in global oil prices and related volatility resulting in a significant improvement in marine segment profitability.
Macroeconomic Environment
The current global environment, including ongoing geopolitical conflicts and changes in U.S. trade policy, may impact commodity prices, international trade, supply availability, and overall demand for global transportation services. Tariffs, route closures, and other trade restrictions can lead to continuing uncertainty and volatility in global financial and commodity markets, declining consumer confidence, lower personal and business travel and consequent demand for our fuel products. The escalation of conflict in the Middle East has created increased geopolitical and economic uncertainty, particularly within global energy markets. These developments have contributed to heightened volatility in fuel and energy prices worldwide. While we are often able to benefit from periods of market volatility, extended volatility could result in reduced demand or supply uncertainties, which could adversely impact our results.
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
See "We extend credit to many of our customers in connection with their purchase of fuel and services from us, and our business, financial condition, results of operations and cash flows will be adversely affected if we are unable to collect accounts receivable," "Changes in the market prices of energy and commodities may have a material adverse effect on our business," "Our business depends on our ability to adequately finance our capital requirements and fund our investments, which, if not available to us, would impact our ability to conduct our operations," "Significant inflation and higher interest rates may adversely affect our business and financial condition," and "Our derivative transactions with customers, suppliers, merchants and financial institutions expose us to price and credit risks, which could have a material adverse effect on our business" in Item 1A. – Risk Factors in our 2025 10-K Report for additional discussion of these risks.
Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended March 31,
	2026	2025
Revenue	$9,685.0	$9,452.5
Cost of revenue	9,413.8	9,222.1
Gross profit	271.2	230.4
Operating expenses:
Compensation and employee benefits	130.8	105.1
General and administrative	77.4	72.4
Goodwill and other asset impairments	—	44.5
Restructuring charges	6.7	15.0
Total operating expenses	214.9	237.0
Income (loss) from operations	56.3	(6.6)
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(26.3)	(22.9)
Other income (expense), net	2.2	1.3
Total non-operating income (expense), net	(24.1)	(21.5)
Income (loss) before income taxes	32.2	(28.1)
Provision for income taxes	6.6	(6.8)
Net income (loss) including noncontrolling interest	25.6	(21.3)
Net income (loss) attributable to noncontrolling interest	(0.7)	(0.2)
Net income (loss) attributable to World Kinect	$26.2	$(21.1)

Basic earnings (loss) per common share	$0.51	$(0.37)

Diluted earnings (loss) per common share	$0.50	$(0.37)
Revenue. Our consolidated revenue for the three months ended March 31, 2026 was $9.7 billion, an increase of $232.5 million, or 2%, compared to the three months ended March 31, 2025, attributable to increased revenue of $390.9 million and $131.0 million in our aviation and marine segments, respectively, partially offset by decreased revenue of $289.4 million in our land segment, as discussed further below.

Gross Profit. Our gross profit for the three months ended March 31, 2026 was $271.2 million, an increase of $40.8 million, or 18%, compared to the three months ended March 31, 2025, attributable to increased gross profit of $30.7 million and $22.6 million in our marine and aviation segments, respectively, partially offset by decreased gross profit of $12.5 million in our land segment, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended March 31, 2026 were $214.9 million, a decrease of $22.1 million, or 9%, compared to the three months ended March 31, 2025. The decrease in operating expenses was primarily attributable to lower asset impairment charges and exit activity and restructuring charges compared to the three months ended March 31, 2025 as well as the impact of the Watson Fuels sale, partially offset by costs associated with the Universal TSS business acquired in the fourth quarter of 2025 and an increase in compensation and employee benefit costs, primarily driven by higher incentive compensation costs in our marine segment.
Non-Operating Income (Expense), net. For the three months ended March 31, 2026, we had net non-operating expense of $24.1 million compared to net non-operating expense of $21.5 million for the three months ended March 31, 2025. The increase in non-operating expense of $2.6 million during the three months ended March 31, 2026 was primarily attributable to lower interest income.
Income Taxes. For the three months ended March 31, 2026, we recognized an income tax expense of $6.6 million, compared to income tax benefit of $6.8 million for the three months ended March 31, 2025. The increase of $13.4 million was primarily attributable to lower asset impairment charges and changes in the mix of our worldwide earnings, partially offset by an increase in net discrete tax benefits of $2.6 million during the three months ended March 31, 2026 compared to the three months ended March 31, 2025. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of our aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2026	2025	Change
Revenue	$5,045.1	$4,654.2	$390.9

Gross profit	$138.2	$115.7	$22.6
Operating expenses	80.6	59.5	21.1
Income (loss) from operations	$57.6	$56.2	$1.5

Operational metrics:
Aviation segment volumes (gallons)	1,622.9	1,700.2	(77.3)
Aviation segment average price per gallon	$2.81	$2.50	$0.32
Revenues in our aviation segment were $5.0 billion for the three months ended March 31, 2026, an increase of $390.9 million, or 8%, compared to the three months ended March 31, 2025. The increase in revenue was driven by higher average prices, partially offset by a decrease in volume. Average jet fuel price per gallon sold increased by 13%. Total aviation volumes decreased by 77.3 million gallons, or 5%, to 1.6 billion gallons, driven primarily by a reduction in lower margin activity.
Aviation segment gross profit for the three months ended March 31, 2026 was $138.2 million, an increase of $22.6 million, or 20%, compared to the three months ended March 31, 2025. The increase in gross profit was primarily attributable to the contribution from Universal TSS acquired in the fourth quarter of 2025 as well as increased contributions from our core resale business, principally in Europe, and government activity.
Income from operations in our aviation segment for the three months ended March 31, 2026 was $57.6 million, an increase of $1.5 million, or 3%, compared to the three months ended March 31, 2025, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to increased costs associated with the Universal TSS acquisition during the fourth quarter of 2025, as well as a higher allowance for credit losses as a result of increased accounts receivable exposure driven by elevated jet fuel prices during the first quarter of 2026.

Land Segment Results of Operations
The following provides a summary of our land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended March 31,
	2026	2025	Change
Revenue	$2,575.9	$2,865.4	$(289.4)

Gross profit	$66.6	$79.0	$(12.5)
Operating expenses	64.3	124.3	(60.0)
Income (loss) from operations	$2.2	$(45.3)	$47.5

Operational metrics:
Land segment volumes (gallons) (1)	1,357.2	1,494.3	(137.1)
Land segment average price per gallon	$1.90	$1.92	$(0.02)
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $2.6 billion for the three months ended March 31, 2026, a decrease of $289.4 million, or 10%, compared to the three months ended March 31, 2025. The decrease in revenue was principally driven by a decrease in volume. Total volumes decreased by 137.1 million, or 9%, to 1.4 billion gallons or gallon equivalents, primarily attributable to the sale of Watson Fuels, as well as decreased volumes in our European power business, which is considered non-core and in the process of being exited.
Land segment gross profit for the three months ended March 31, 2026 was $66.6 million, a decrease of $12.5 million, or 16%, compared to the three months ended March 31, 2025. The decrease in gross profit was principally due to the Watson Fuels sale as well as unfavorable market conditions in our natural gas business, partially offset by higher contributions from our cardlock network and retail operations in North America.
Income from operations in our land segment for the three months ended March 31, 2026 was $2.2 million, an increase of $47.5 million, or 105%, compared to the three months ended March 31, 2025, driven by a decrease in operating expenses, partially offset by the decrease in gross profit discussed above. The decrease in operating expenses was primarily attributable to lower asset impairment charges and exit activity and restructuring charges compared to the three months ended March 31, 2025, as well as the impact of the Watson Fuels sale.
Marine Segment Results of Operations
The following provides a summary of our marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended March 31,
	2026	2025	Change
Revenue	$2,063.9	$1,932.9	$131.0

Gross profit	$66.4	$35.7	$30.7
Operating expenses	33.4	20.9	12.5
Income (loss) from operations	$33.0	$14.8	$18.2

Operational metrics:
Marine segment volumes (metric tons)	3.9	3.7	0.1
Marine segment average price per metric ton	$533.22	$519.49	$13.73
Revenues in our marine segment were $2.1 billion for the three months ended March 31, 2026, an increase of $131.0 million, or 7%, compared to the three months ended March 31, 2025. The increase in revenue was driven by higher average fuel prices and an increase in volume. The average price per metric ton of bunker fuel sold increased by 3%. Total volumes increased by 0.1 million metric tons, or 4%, to 3.9 million, largely due to the lower demand seen during the three months ended March 31, 2025 as a result of market uncertainty with respect to international trade.

Marine segment gross profit for the three months ended March 31, 2026 was $66.4 million, an increase of $30.7 million, or 86%, primarily attributable to a higher profit contribution from our core resale business, driven by increased bunker fuel prices and elevated market price volatility, as well as from certain physical locations.
Income from operations in our marine segment for the three months ended March 31, 2026 was $33.0 million, an increase of $18.2 million, or 123%, compared to the three months ended March 31, 2025, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses primarily attributable to higher incentive compensation costs.
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
Based on the information currently available, we believe that our cash and cash equivalents as of March 31, 2026 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued and the foreseeable future thereafter.
Convertible Notes. As of March 31, 2026, we have outstanding $350.0 million aggregate principal amount of Convertible Notes which mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount. See Note 7. Debt, Interest Income, Expense, and Other Finance Costs for additional information.
Credit Agreement. The Credit Agreement matures in November 2030 and provides for a term loan as well as the Credit Facility of up to $1.65 billion. Our availability under the Credit Facility is limited by, among other things, our consolidated total leverage ratio, which is defined in the Credit Agreement and is based, in part, on our consolidated earnings before interest, taxes, depreciation and amortization, and share-based compensation, with such adjustments as specified therein, for the four immediately preceding fiscal quarters. The Credit Agreement generally limits the total amount of indebtedness we may incur to a consolidated total leverage ratio of not more than 4.75 to 1.
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

Supplier Financing Programs. Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support. See Note 6. Supplier Financing Programs for additional information.
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2025 to March 31, 2026. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the three months ended March 31, 2026 and 2025 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows within this 10-Q Report.

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by (used in) operating activities	$(46.4)	$114.4
Net cash provided by (used in) investing activities	(11.6)	(5.8)
Net cash provided by (used in) financing activities	15.4	(32.4)
Operating Activities. For the three months ended March 31, 2026, net cash used in operating activities was $46.4 million, compared to $114.4 million net cash provided during the three months ended March 31, 2025. The $160.8 million decrease in operating cash flows was principally due to an increase in cash used for inventory and in our derivative activities, driven by the increasing price environment during the three months ended March 31, 2026, partially offset by an increase in net cash provided by accounts payable and accounts receivable attributable to the the Watson Fuels sale and other divestitures and business exits.
Investing Activities. For the three months ended March 31, 2026, net cash used in investing activities was $11.6 million, compared to net cash used of $5.8 million during the three months ended March 31, 2025. The net cash used in investing activities for the three months ended March 31, 2026 was primarily driven by capital expenditures of $13.8 million. Net cash used in investing activities for the three months ended March 31, 2025 was primarily driven by capital expenditures of $15.2 million, partially offset by $9.3 million of cash received from the net repayment of notes receivable.
Financing Activities. For the three months ended March 31, 2026, net cash provided by financing activities was $15.4 million compared to net cash used of $32.4 million for the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2026 was principally attributable to net borrowings under our Credit Facility of $102.8 million, partially offset by repurchases of common stock of $75.0 million and dividend payments of $10.7 million. Net cash used in financing activities for the three months ended March 31, 2025 was primarily attributable to repurchases of common stock of $10.0 million, dividend payments of $9.7 million, and net repayments under our Credit Facility of $6.3 million.
Critical Accounting Estimates
The unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America. The significant accounting policies used are disclosed in Item 15 – Financial Statement Schedules, Note 1. Basis of Presentation, New Accounting Standards, and Significant Accounting Policies to the Consolidated Financial Statements in our 2025 10-K Report.
We make estimates and assumptions that affect the reported amounts on our unaudited Condensed Consolidated Financial Statements and accompanying Notes as of the date of the unaudited Condensed Consolidated Financial Statements. There have been no material changes to the Critical Accounting Estimates disclosed in our 2025 10-K Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our exposures to commodity price, interest rate, or foreign currency risk since December 31, 2025. Please refer to Part II, Item 7A - Quantitative and Qualitative Disclosures About Market Risk of our 2025 10-K Report for a complete discussion of our exposure to these risks.
For information about our derivative instruments at their respective fair value positions as of March 31, 2026, see Note 4. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the three months ended March 31, 2026.
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

Part II — Other Information
Item 1. Legal Proceedings
From time to time, we are under review by the IRS and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters and are involved in various inquiries, audits, challenges and litigation in a number of countries, and the amounts under controversy may be material. See Notes 8. Commitments and Contingencies and 11. Income Taxes within this 10-Q Report as well as Notes 10. Commitments and Contingencies and 14. Income Taxes within Part IV. Item 15 – Notes to the Consolidated Financial Statements in our 2025 10-K Report for additional details regarding certain tax matters.
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
Item 1A. Risk Factors
The risk factors set forth below supplements and is intended to be read in conjunction with the risk factors previously disclosed under Part I, Item 1A – Risk Factors of our 2025 10-K Report. Other than as set forth below, there have been no material changes to our Risk Factors from those presented in our 2025 10-K Report.
Conditions and events affecting the aviation, marine and land transportation industries can affect our business.
Our business is focused on the marketing of energy and other related products and services primarily to the aviation, land and marine transportation industries, which are generally affected by economic cycles and other global events. Weak economic conditions that have a negative impact on our customers' business have in the past and may in the future have an adverse effect on our business. Additionally, our business and that of our customers has been or may in the future be adversely impacted by political instability, terrorist activities, piracy, military action, route closures or other transportation challenges, including recent military action and route disruption at the Strait of Hormuz, terminal or pipeline capacity constraints, pandemics, natural disasters and other weather-related events that disrupt shipping, flight operations, land transportation or the demand for or availability of fuel, which may negatively impact sales of our products and services.
Certain of our customers are affected by variations in demand for business and leisure travel. Business travel is impacted by increased use of conferencing and collaboration technology, increased remote work and cost-driven business travel limitations, while leisure travel demand is impacted by reductions in consumer discretionary income and other economic factors. Our customers may also choose to reduce the amount of fuel they consume in their operations. For example, our customers in the shipping industry may elect to sail their vessels at reduced speeds, known as "slow steaming," to conserve fuel and reduce emissions. Our customers may also need to vary their routes as a result of geopolitical conflicts and security concerns, which may result in changes to their fuel consumption. Further, personnel or other shortages, including fuel shortages, can impact our customers’ ability to meet demand, which may in turn adversely affect their demand for our fuel products.
Additionally, political or governmental developments or global health concerns or crises, including pandemics and climate change, in the regions in which we or our customers operate could result in social, economic or labor instability. Hostilities involving Iran, including direct military actions and proxy conflicts across the Middle East, have increased geopolitical instability and the risk of disruption to global energy supply and transportation corridors. For example, since February 2026, state actors have constrained the ability of ships to pass through the Strait of Hormuz, resulting in significant fluctuations in global fuel prices. A long-term disruption or closure of the Strait of Hormuz or any other critical passageways could constrain global fuel supply, increase transportation distances and costs, and adversely affect our ability to source and deliver fuel in certain markets. Further, the conflict may provide a basis for certain business partners to assert force majeure, potentially resulting in the suspension or termination of their contractual obligations to us. Accordingly, the effects of any of the foregoing risks and uncertainties on us or our customers could have a material adverse effect on our business, results of operations and financial condition.
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
Extended periods of high fuel prices can have an adverse effect on our business, results of operations and financial condition. As described above, we extend credit to many of our customers in connection with their purchase of fuel and services from us. During periods of high fuel prices, our customers may not be able to purchase the same volumes of fuel from us because of their financial credit limits with us. An inability to purchase fuel from us or other suppliers can have an adverse impact on their business, causing them to be unable to make payments owed to us for fuel they previously purchased on credit and potentially resulting in their insolvency. In addition, high fuel prices can impact our own credit limits with our suppliers, preventing us from purchasing enough fuel to meet customer demand unless we provide additional credit support for fuel purchases, such as letters of credit, bank guarantees or prepayments, any of which could adversely impact our liquidity and increase our working capital costs.
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
We may also experience negative results in volatile market pricing environments experiencing severe disruption. For example, in the first six months of 2022, our aviation segment was significantly and adversely affected by severe backwardation, a market condition in which oil futures forward prices trade at lower levels than the current market price. We have also seen backwardation during the first half of 2026 as a result of the hostilities in Iran and resulting spike in global fuel prices, and it is uncertain whether and to what extent such backwardation will continue. Our efforts to limit our exposure to this type of market risk may not be fully effective.
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
Energy and commodity prices and supply are volatile and can be impacted by many factors beyond our control, including: expectations about future supply and demand for petroleum products and availability of alternatives, including the technological developments necessary to create alternatives; oil production levels set and maintained by the Organization of the Petroleum Exporting Countries ("OPEC") as well as non-OPEC countries; global economic and political conditions that impact or create uncertainty in the global energy markets, such as the ongoing military conflicts in Eastern Europe and the Middle East, and uncertainty in Venezuela, and threatened or actual acts of terrorism, war or civil unrest; the risk of disruption to production, refining, storage or transportation infrastructure, including ports, terminals, refineries, pipelines and shipping lanes, in geopolitically sensitive regions; the imposition of tariffs in the U.S. and retaliatory tariffs and trade measures in response thereto; laws, regulations or taxes related to environmental matters, including those mandating or incentivizing alternative energy sources, such as the E.U.'s sustainable aviation fuel mandate on fuel supplied at E.U. airports, or otherwise addressing global climate change; energy conservation efforts and technological advances affecting energy consumption or supply; regulatory changes in commodities markets; and extreme weather and other natural disasters, which may be exacerbated by climate change.
Hostilities involving Iran, including direct military actions and proxy conflicts across the Middle East, have led to increased global fuel prices and volatility due to heightened risks to oil production, refining and transportation, including disruptions to key shipping routes. Future fuel price movements remain uncertain and could be affected by further escalation or de‑escalation of the conflict, changes in supply and demand, and the stability of key transportation routes and energy infrastructure. As described above, we extend credit to many of our customers in connection with their purchase of fuel and services from us. During periods of high fuel prices, our customers may not be able to purchase the same volumes of fuel from us because of their financial credit limits with us. An inability to purchase fuel from us or other suppliers can have an adverse impact on their business, causing them to be unable to make payments owed to us for fuel they previously purchased on credit and potentially resulting in their insolvency. In addition, high fuel prices can impact our own credit limits with our suppliers, preventing us from purchasing enough fuel to meet customer demand unless we provide additional credit support for fuel purchases, such as letters of credit, bank guarantees or prepayments, any of which could adversely impact our liquidity and increase our working capital costs.
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
We may also experience negative results in volatile market pricing environments experiencing severe disruption. For example, in the first six months of 2022, our aviation segment was significantly and adversely affected by severe backwardation, a market condition in which oil futures forward prices trade at lower levels than the current market price. We have also seen backwardation during the first half of 2026 as a result of the hostilities in Iran and resulting spike in global fuel prices, and it is uncertain whether and to what extent such backwardation will continue. Our efforts to limit our exposure to this type of market risk may not be fully effective.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
The following table presents information with respect to repurchases of common stock made by us during the periods presented (in thousands, except average price paid per share):

Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
1/1/2026 - 1/31/2026	2,809	$26.68	2,809	$227,023
2/1/2026 - 2/28/2026	—	—	—	227,023
3/1/2026 - 3/31/2026	—	—	—	227,023
Total	2,809	$26.68	2,809	$227,023
(1)    The average price paid per share excludes the impact of the 1% Federal excise tax owed pursuant to the Inflation Reduction Act.
(2)    On September 9, 2024 and December 4, 2025, we announced that our Board of Directors approved stock repurchase programs authorizing common stock repurchases of $200.0 million and $150.0 million, respectively.

These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of March 31, 2026, approximately $227.0 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.
Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2026	World Kinect Corporation

/s/ Ira M. Birns
Ira M. Birns
Chief Executive Officer

/s/ Jose-Miguel Tejada
Jose-Miguel Tejada
Executive Vice President and Chief Financial Officer