Form 10-Q
period 2026-09-30
WORLD KINECT CORP
filed 2026-10-30
CIK 789460

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
 Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
The registrant had a total of 51,151,620 shares of common stock, par value $0.01 per share, issued and outstanding as of October 23, 2026.

Part I — Financial Information
Item 1.     Financial Statements
WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited - In millions, except per share data)

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Cash and cash equivalents	$217.9	$193.5
Accounts receivable, net of allowance for credit losses of $49.5 million and $15.6 million as of September 30, 2026 and December 31, 2025, respectively	3,125.2	2,208.5
Inventories	744.7	454.2
Prepaid expenses	86.2	86.6
Short-term derivative assets, net	83.8	100.5
Other current assets	365.4	457.2
Total current assets	4,623.1	3,500.5
Property and equipment, net	346.2	348.4
Goodwill	741.0	737.5
Identifiable intangible assets, net	295.7	311.7
Other non-current assets	1,032.9	965.9
Total assets	$7,038.9	$5,863.9
Liabilities:
Current liabilities:
Current maturities of long-term debt	$9.9	$11.9
Accounts payable	3,727.5	2,586.9
Short-term derivative liabilities, net	60.9	52.7
Accrued expenses and other current liabilities	658.5	658.9
Total current liabilities	4,456.9	3,310.4
Long-term debt	683.9	685.2
Other long-term liabilities	609.8	560.4
Total liabilities	5,750.5	4,556.1
Commitments and contingencies
Equity:
World Kinect shareholders' equity:
Preferred stock, $1.00 par value; 0.1 shares authorized, none issued	—	—
Common stock, $0.01 par value; 100.0 shares authorized, 51.2 and 54.1 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	0.5	0.5
Capital in excess of par value	9.8	—
Retained earnings	1,316.1	1,315.9
Accumulated other comprehensive income (loss)	(47.3)	(17.3)
Total World Kinect shareholders' equity	1,279.1	1,299.1
Noncontrolling interest	9.3	8.8
Total equity	1,288.4	1,307.9
Total liabilities and equity	$7,038.9	$5,863.9
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND
COMPREHENSIVE INCOME
(Unaudited – In millions, except per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$13,270.7	$9,391.8	$36,546.9	$27,887.6
Cost of revenue	12,982.6	9,142.2	35,622.5	27,175.2
Gross profit	288.1	249.6	924.4	712.4
Operating expenses:
Compensation and employee benefits	107.0	112.4	383.1	323.0
General and administrative	101.6	69.5	296.5	209.2
Goodwill and other asset impairments	0.9	—	(1.8)	443.1
Restructuring and exit costs	(1.5)	4.9	14.1	25.9
Total operating expenses	208.0	186.8	691.9	1,001.2
Income (loss) from operations	80.1	62.9	232.5	(288.8)
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(30.8)	(25.9)	(87.7)	(74.4)
Other income (expense), net	7.0	1.8	10.0	(74.8)
Total non-operating income (expense), net	(23.8)	(24.0)	(77.6)	(149.2)
Income (loss) before income taxes	56.3	38.8	154.8	(438.0)
Income tax expense (benefit)	18.4	10.7	41.6	(105.8)
Net income (loss) including noncontrolling interest	37.9	28.1	113.2	(332.2)
Net income (loss) attributable to noncontrolling interest	(0.2)	2.4	0.6	2.5
Net income (loss) attributable to World Kinect	$38.0	$25.7	$112.6	$(334.7)
Basic earnings (loss) per common share	$0.74	$0.46	$2.19	$(5.95)
Basic weighted average common shares	51.2	55.6	51.4	56.2
Diluted earnings (loss) per common share	$0.70	$0.46	$2.14	$(5.95)
Diluted weighted average common shares	54.4	55.9	52.5	56.2
Comprehensive income (loss):
Net income (loss) including noncontrolling interest	$37.9	$28.1	$113.2	$(332.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(4.0)	(0.3)	(5.4)	74.0
Cash flow hedges, net of income tax expense (benefit) of ($4.6) and ($0.1) for the three months ended September 30, 2026 and 2025, respectively, and net of income tax expense (benefit) of $(9.7) and $(0.6) for the nine months ended September 30, 2026 and 2025, respectively	(10.6)	(0.3)	(24.6)	(1.5)
Total other comprehensive income (loss)	(14.7)	(0.6)	(30.0)	72.5
Comprehensive income (loss) including noncontrolling interest	23.2	27.5	83.2	(259.7)
Comprehensive income (loss) attributable to noncontrolling interest	(0.2)	2.4	0.6	2.5
Comprehensive income (loss) attributable to World Kinect	$23.4	$25.1	82.6	$(262.2)
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited - In millions)

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2025	54.1	$0.5	$—	$1,315.9	$(17.3)	$1,299.1	$8.8	$1,307.9
Net income (loss)	—	—	—	26.2	—	26.2	(0.7)	25.6
Cash dividends declared	—	—	—	(10.2)	—	(10.2)	—	(10.2)
Amortization of share-based payment awards	—	—	7.5	—	—	7.5	—	7.5
Issuance (cancellation) of common stock related to share-based payment awards	0.1	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.9)	—	—	(0.9)	—	(0.9)
Purchases of common stock	(2.8)	—	(6.5)	(69.2)	—	(75.7)	—	(75.7)
Other comprehensive income (loss)	—	—	—	—	(42.2)	(42.2)	—	(42.2)
Balance as of March 31, 2026	51.4	0.5	—	1,262.7	(59.5)	1,203.7	8.1	1,211.8
Net income (loss)	—	—	—	48.4	—	48.4	1.4	49.8
Cash dividends declared	—	—	—	(11.7)	—	(11.7)	—	(11.7)
Amortization of share-based payment awards	—	—	7.2	—	—	7.2	—	7.2
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Purchases of common stock	(0.5)	—	(4.8)	(9.6)	—	(14.4)	—	(14.4)
Other comprehensive income (loss)	—	—	—	—	26.8	26.8	—	26.8
Balance as of June 30, 2026	51.2	0.5	—	1,289.8	(32.7)	1,257.6	9.5	1,267.1
Net income (loss)	—	—	—	38.0	—	38.0	(0.2)	37.9
Cash dividends declared	—	—	—	(11.7)	—	(11.7)	—	(11.7)
Amortization of share-based payment awards	—	—	9.8	—	—	9.8	—	9.8
Other comprehensive income (loss)	—	—	—	—	(14.7)	(14.7)	—	(14.7)
Balance as of September 30, 2026	51.2	$0.5	$9.8	$1,316.1	$(47.3)	$1,279.1	$9.3	$1,288.4

The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

	Common Stock		Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total World Kinect Shareholders' Equity	Noncontrolling Interest Equity	Total Equity
	Shares	Amount
Balance as of December 31, 2024	56.7	$0.6	$30.0	$2,009.2	$(91.0)	$1,948.7	$7.2	$1,955.9
Net income (loss)	—	—	—	(21.1)	—	(21.1)	(0.2)	(21.3)
Cash dividends declared	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Amortization of share-based payment awards	—	—	6.8	—	—	6.8	—	6.8
Issuance (cancellation) of common stock related to share-based payment awards	0.2	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(3.6)	—	—	(3.6)	—	(3.6)
Purchases of common stock	(0.4)	—	(10.1)	—	—	(10.1)	—	(10.1)
Other comprehensive income (loss)	—	—	—	—	10.0	10.0	—	10.0
Balance as of March 31, 2025	56.6	0.6	23.1	1,978.5	(81.0)	1,921.2	7.0	1,928.3
Net income (loss)	—	—	—	(339.4)	—	(339.4)	0.3	(339.1)
Cash dividends declared	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Amortization of share-based payment awards	—	—	2.4	—	—	2.4	—	2.4
Issuance (cancellation) of common stock related to share-based payment awards	0.3	—	—	—	—	—	—	—
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(2.4)	—	—	(2.4)	—	(2.4)
Purchases of common stock	(1.3)	—	(23.1)	(12.2)	—	(35.4)	—	(35.4)
Other comprehensive income (loss)	—	—	—	—	63.1	63.1	—	63.1
Distribution to noncontrolling interest	—	—	—	—	—	—	(1.1)	(1.1)
Balance as of June 30, 2025	55.5	0.6	—	1,615.9	(17.9)	1,598.6	6.2	1,604.8
Net income (loss)	—	—	—	25.7	—	25.7	2.4	28.1
Cash dividends declared	—	—	—	(11.0)	—	(11.0)	—	(11.0)
Amortization of share-based payment awards	—	—	4.5	—	—	4.5	—	4.5
Purchases of common stock tendered by employees to satisfy the required withholding taxes related to share-based payment awards	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Other comprehensive income (loss)	—	—	—	—	(0.6)	(0.6)	—	(0.6)
Other	—	—	0.8	—	—	0.8		0.8
Balance as of September 30, 2025	55.6	$0.6	$5.2	$1,630.6	$(18.5)	$1,617.9	$8.6	$1,626.5
The accompanying Notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

WORLD KINECT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited - In millions)

	For the Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) including noncontrolling interest	$113.2	$(332.2)
Adjustments to reconcile net income including noncontrolling interest to net cash provided by operating activities:
Unrealized (gain) loss on derivatives	15.4	24.9
(Gain) loss on sale of business	(5.8)	81.7
Depreciation and amortization	62.0	73.0
Noncash operating lease expense	33.3	27.1
Provision for credit losses	61.1	5.7
Share-based payment award compensation costs	24.4	13.8
Deferred income tax expense (benefit)	16.0	(113.3)
Unrealized foreign currency (gains) losses, net	3.3	17.0
Goodwill and other asset impairment charges	(1.8)	443.1
Other	1.3	16.7
Changes in assets and liabilities, net of acquisitions and divestitures:
Accounts receivable, net	(993.9)	219.2
Inventories	(287.3)	(7.0)
Prepaid expenses	(0.4)	(11.8)
Other current assets	(38.2)	(48.9)
Cash collateral with counterparties	32.5	27.6
Other non-current assets	(104.8)	(55.5)
Change in derivative assets and liabilities, net	(32.6)	6.2
Accounts payable	1,159.0	(90.2)
Accrued expenses and other current liabilities	10.9	(38.3)
Other long-term liabilities	39.6	(0.1)
Net cash provided by (used in) operating activities	107.5	258.7
Cash flows from investing activities:
Proceeds from sale of business, net of divested cash	93.2	23.4
Capital expenditures	(38.4)	(44.2)
Other investing activities, net	(7.4)	16.0
Net cash provided by (used in) investing activities	47.4	(4.8)
Cash flows from financing activities:
Borrowings of debt	4,200.0	2,201.0
Repayments of debt	(4,208.2)	(2,281.7)
Dividends paid on common stock	(32.6)	(30.3)
Repurchases of common stock	(89.3)	(45.0)
Other financing activities, net	3.0	(7.7)
Net cash provided by (used in) financing activities	(127.2)	(163.7)
Effect of exchange rate changes on cash and cash equivalents	(3.3)	0.5
Net increase (decrease) in cash and cash equivalents	24.4	90.7
Cash and cash equivalents, as of the beginning of the period	193.5	382.9
Cash and cash equivalents, as of the end of the period	$217.9	$473.6
Supplemental Disclosure of Noncash Investing and Financing Activities
Right of use assets obtained in exchange for new operating lease liabilities were $28.8 million and $35.3 million during the nine months ended September 30, 2026 and 2025, respectively.
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
Basis of Presentation
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
During the three months ended September 30, 2026, the Company recognized a $9.1 million reduction in Net income (loss) attributable to World Kinect to correct errors primarily related to prior interim periods within the current fiscal year. The Company concluded that the errors were not material to the consolidated financial statements in the current interim periods or to any previously reported interim or annual period.
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
During the fourth quarter of 2025, management committed to and initiated actions to execute a plan to exit certain operations within the land segment that were no longer profitable or not aligned with the Company's core business and corporate strategy. These exit plans include certain assets and liabilities within the land segment (the "Land Fuel Transportation and Lubricants disposal group") that were expected to be sold during 2026. The disposal group did not meet the criteria to be reported as a discontinued operation; however, the assets and liabilities within the disposal group met the criteria to be classified as held for sale as of December 31, 2025.
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
In June 2026, we closed on the sale of a majority of the Land Fuel Transportation and Lubricants disposal group for total proceeds of $82.8 million, subject to inventory and other adjustments. During the second quarter of 2026, we recognized a gain on sale of $1.2 million. Certain assets originally included in the Land Fuel Transportation and Lubricants disposal group were not included in the sale transaction and were no longer considered held for sale as of June 30, 2026. As a result, $4.0 million of impairment charges previously recognized during the fourth quarter of

2025 were reversed during the second quarter of 2026. As of September 30, 2026, there were no Land Fuel Transportation and Lubricants disposal group assets or liabilities classified as held for sale.
Falmouth Disposal Group
Also during the fourth quarter of 2025, the Company decided to significantly reduce trading activity at the Falmouth terminal and actively pursue a sale of the terminal and related assets. The Falmouth disposal group has historically been reported within the marine segment. The Falmouth disposal group does not meet the criteria to be reported as a discontinued operation; however, the assets and liabilities within the disposal group met the criteria to be classified as held for sale as of December 31, 2025.
The Falmouth disposal group assets were assessed for impairment under the held for sale impairment model during the fourth quarter of 2025. As a result, an impairment charge of $3.3 million was recognized to reduce the carrying amount of the Falmouth terminal land within the disposal group to its estimated fair value less costs to sell. The remaining carrying value of disposal group assets and liabilities have been reclassified to Other current assets and Accrued expenses and other current liabilities, respectively, within our Condensed Consolidated Balance Sheet. In July 2026, we signed and closed on the sale of the Falmouth terminal and related assets for total proceeds of approximately $1.3 million. As of September 30, 2026, there were no Falmouth disposal group assets or liabilities classified as held for sale.
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
The following presents unaudited pro forma combined financial information of the Company for the three and nine months ended September 30, 2025 as if the acquisition of Universal TSS had been completed on January 1, 2024 (in millions):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Revenue	$9,452.5	$28,069.6
Net income (loss) attributable to World Kinect	$28.2	$(327.3)
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
We had an allowance for expected credit losses of $74.1 million and $16.6 million as of September 30, 2026 and December 31, 2025, respectively. Our allowance for expected credit losses is typically related primarily to accounts receivable. As of September 30, 2026, our allowance for expected credit losses also includes an allowance for expected credit losses associated with a note receivable from one of our equity method investees. Changes to the expected credit loss provision during the nine months ended September 30, 2026 resulted from the Company's assessment of reasonable and supportable forward-looking information. These changes were driven by the deteriorating financial condition of certain aviation and marine segment customers, including a marine segment customer which filed for creditor protection during the second quarter of 2026 and is currently operating under court supervision, as well as the impact of exiting certain activities as described in Note 14. Restructuring and Exit Activities. Based on an aging analysis as of September 30, 2026, 97% of our accounts receivable were outstanding less than 60 days.
The following table sets forth activities in our allowance for expected credit losses (in millions):

	For the Nine Months Ended September 30,
	2026	2025
Balance as of January 1,	$16.6	$23.7
Charges to allowance for credit losses	61.1	5.7
Write-off of uncollectible receivables	(3.5)	(8.5)
Recoveries of credit losses	0.2	0.3
Translation adjustments	(0.3)	(0.2)
Balance as of September 30,	$74.1	$21.0
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
During the nine months ended September 30, 2026 and 2025, we sold receivables under the RPAs with an aggregate face value of $10.5 billion and $8.5 billion and recognized fees of $23.9 million and $24.4 million, respectively.
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

The following table summarizes the gross notional values of our derivative contracts used for risk management purposes (in millions):

	Unit	September 30, 2026
Commodity contracts
Long	BBL	71.3
Short	BBL	(71.3)

Foreign currency exchange contracts
Sell U.S. dollar, buy other currencies	USD	(867.1)
Buy U.S. dollar, sell other currencies	USD	806.1
The majority of our foreign currency exchange contracts and the volume related to our commodities contracts are expected to settle within the next twelve months.
Assets and Liabilities
The following table presents the gross fair value of our derivative instruments and their locations on the Condensed Consolidated Balance Sheets (in millions):

	Condensed Consolidated Balance Sheets Location	Gross Derivative Assets		Gross Derivative Liabilities
Derivative Instruments		September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	$291.8	$—	$283.4	$—
	Other non-current assets	2.0	0.2	2.2	—
	Short-term derivative liabilities, net	—	18.6	—	14.1
Total derivatives designated as hedging instruments		293.8	18.9	285.6	14.2

Derivatives not designated as hedging instruments
Commodity contracts	Short-term derivative assets, net	169.6	120.6	92.1	15.6
	Other non-current assets	53.2	58.0	26.2	30.8
	Short-term derivative liabilities, net	3.6	74.5	54.3	133.1
	Other long-term liabilities	2.0	11.6	12.9	24.9

Foreign currency contracts	Short-term derivative assets, net	5.6	2.6	2.8	1.5
	Short-term derivative liabilities, net	7.8	4.9	21.3	8.1
	Other long-term liabilities	0.2	—	0.3	0.1
Total derivatives not designated as hedging instruments		242.0	272.4	209.8	214.3
Total derivatives		$535.8	$291.3	$495.4	$228.4
For information regarding our derivative instruments measured at fair value after netting and collateral, see Note 5. Fair Value Measurements.
The following amounts were recorded on our Condensed Consolidated Balance Sheets related to cumulative basis adjustments for fair value hedges (in millions):

Line item in the Condensed Consolidated Balance Sheets in which the hedged item is included	Carrying Amount of Hedged Assets/(Liabilities)		Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Asset/(Liabilities)
	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Inventories	$58.4	$73.3	$1.6	$(1.0)

Earnings and Other Comprehensive Income (Loss)
Derivatives Designated as Hedging Instruments
The following table presents, on a pre-tax basis, the location and amount of gains (losses) on fair value and cash flow hedges recognized in net income (loss) in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

	For the Three Months Ended
	September 30, 2026			September 30, 2025
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$13,270.7	$12,982.6	$30.8	$9,391.8	$9,142.2	$25.9
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	1.2	—	—	(0.3)	—
Derivatives designated as hedging instruments	—	15.0	—	—	0.6	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(28.9)	0.5	—	(2.0)	(4.9)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	—	—	—	—
Total amount of income and expense line items excluding the impact of hedges	$13,299.6	$12,999.4	$30.8	$9,393.8	$9,137.5	$25.9

	For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Revenue	Cost of revenue	Interest expense and other financing costs, net	Revenue	Cost of revenue	Interest expense and other financing costs, net
Total amounts of income and expense line items in which the effects of fair value or cash flow hedged are recorded	$36,546.9	$35,622.5	$87.7	$27,887.6	$27,175.2	$74.4
Gains (losses) on fair value hedge relationships:
Commodity contracts:
Hedged item	—	1.8	—	—	(4.7)	—
Derivatives designated as hedging instruments	—	(5.2)	—	—	3.0	—
Gains (losses) on cash flow hedge relationships:
Commodity contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	(53.0)	(12.7)	—	(11.7)	(1.1)	—
Interest rate contracts:
Amount of gain (loss) reclassified from Accumulated other comprehensive income (loss) into net income	—	—	—	—	—	2.9
Total amount of income and expense line items excluding the impact of hedges	$36,599.8	$35,606.3	$87.7	$27,899.3	$27,172.4	$77.3

The following table presents, on a pre-tax basis, the amounts not recorded in Accumulated other comprehensive income (loss) due to intra-period settlement but recognized in Revenue and Cost of revenue in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Gain (Loss) Not Recorded in Accumulated other comprehensive income (loss) Due to Intra-Period Settlement	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2026	2025	2026	2025
Commodity contracts	Revenue	$(1.5)	$4.2	$(18.9)	$13.7
Commodity contracts	Cost of revenue	$14.1	$3.6	$19.6	$—
For the nine months ended September 30, 2026 and 2025, there were no gains or losses recognized in earnings related to our fair value or cash flow hedges that were excluded from the assessment of hedge effectiveness.
As of September 30, 2026, on a pre-tax basis, $35.1 million and $1.1 million are scheduled to be reclassified from Accumulated other comprehensive income (loss) over the next twelve months as a decrease to Revenue and a decrease to Cost of revenue related to designated commodity cash flow hedges that will mature within the next twelve months.
The following tables present the effect and financial statement location of our derivative instruments in cash flow hedging relationships on Accumulated other comprehensive income (loss) and in our Condensed Consolidated Statements of Income and Comprehensive Income (in millions):

Amount of Gain (Loss) Recognized in Accumulated other comprehensive income (loss), Net of Income Tax (Expense) Benefit	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Commodity contracts (Revenue)	$(33.3)	$(2.2)	$(63.4)	$(6.7)
Commodity contracts (Cost of revenue)	2.9	(3.2)	(8.2)	(2.1)
Total gain (loss)	$(30.4)	$(5.4)	$(71.6)	$(8.7)

Amount of Gain (Loss) Reclassified from Accumulated other comprehensive income (loss) into Net income (loss), Net of Income Tax (Expense) Benefit		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2026	2025	2026	2025
Commodity contracts	Revenue	$(20.2)	$(1.5)	$(37.9)	$(8.5)
Commodity contracts	Cost of revenue	0.4	(3.6)	(9.1)	(0.8)
Interest rate contracts	Interest expense and other financing costs, net	—	—	—	2.1
Total gain (loss)		$(19.8)	$(5.0)	$(47.1)	$(7.2)

Derivatives Not Designated as Hedging Instruments
The following table presents the amount and financial statement location in our Condensed Consolidated Statements of Income and Comprehensive Income of realized and unrealized gains (losses) recognized on derivative instruments not designated as hedging instruments (in millions):

Derivative Instruments - Non-designated		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	Location	2026	2025	2026	2025
Commodity contracts	Revenue	$19.8	$(6.8)	$82.2	$(2.3)
	Cost of revenue	(33.5)	(5.6)	(61.6)	(10.0)
		(13.7)	(12.4)	20.6	(12.3)
Foreign currency contracts	Revenue	(0.9)	(2.0)	(1.9)	(0.5)
	Other income (expense), net	(5.4)	4.8	2.8	(12.8)
		(6.3)	2.8	0.9	(13.3)
Total gain (loss)		$(20.0)	$(9.6)	$21.5	$(25.6)
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
The following table presents the potential collateral requirements for derivative liabilities with credit-risk-contingent features (in millions):

	September 30, 2026	December 31, 2025
Net derivative liability positions with credit contingent features	$54.6	$20.2
Collateral posted and held by our counterparties	—	(3.7)
Maximum additional potential collateral requirements	$54.6	$16.5
5. Fair Value Measurements
The carrying amounts of cash and cash equivalents, net accounts receivable, accounts payable and accrued expenses and other current liabilities approximate fair value based on their short-term maturities. With the exception of the Convertible Notes (as defined below), as discussed in Note 7. Debt, Interest Income, Expense, and Other Financing Costs, the carrying values of our debt and notes receivable approximate fair value as these instruments bear interest either at variable rates or fixed rates, which are not significantly different from market rates. The fair value measurements for our debt and notes receivable are considered to be Level 2 measurements based on the fair value hierarchy.

Recurring Fair Value Measurements
The following tables present information about our gross assets and liabilities that are measured at fair value on a recurring basis (in millions):

	Fair Value Measurements as of September 30, 2026
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$410.8	$105.3	$6.0	$522.2
Foreign currency contracts	—	13.6	—	13.6
Cash surrender value of life insurance	—	21.9	—	21.9
Total assets at fair value	$410.8	$140.8	$6.0	$557.7

Liabilities:
Commodities contracts	$395.3	$74.4	$1.4	$471.0
Foreign currency contracts	—	24.3	—	24.3
Total liabilities at fair value	$395.3	$98.7	$1.4	$495.4

	Fair Value Measurements as of December 31, 2025
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total
Assets:
Commodities contracts	$113.4	$159.6	$10.7	$283.7
Foreign currency contracts	—	7.6	—	7.6
Cash surrender value of life insurance	—	20.1	—	20.1
Total assets at fair value	$113.4	$187.3	$10.7	$311.4

Liabilities:
Commodities contracts	$118.5	$96.4	$3.8	$218.6
Foreign currency contracts	—	9.8	—	9.8
Total liabilities at fair value	$118.5	$106.1	$3.8	$228.4
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

We have elected to offset the recognized fair value amounts for multiple derivative instruments executed with the same counterparty in our financial statements when a legal right of offset exists. The following tables summarize those derivative balances subject to the right of offset as presented on our Condensed Consolidated Balance Sheets (in millions):

	Fair Value as of September 30, 2026
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$522.2	$409.4	$112.8	$8.9	$—	$103.8
Foreign currency contracts	13.6	10.8	2.8	—	—	2.8
Total assets at fair value	$535.8	$420.2	$115.6	$8.9	$—	$106.7

Liabilities:
Commodities contracts	$471.0	$409.4	$61.6	$3.8	$—	$57.9
Foreign currency contracts	24.3	10.8	13.6	—	—	13.6
Total liabilities at fair value	$495.4	$420.2	$75.2	$3.8	$—	$71.4

	Fair Value as of December 31, 2025
	Gross Amounts Recognized	Gross Amounts Offset	Net Amounts Presented	Cash Collateral	Gross Amounts without Right of Offset	Net Amounts
Assets:
Commodities contracts	$283.7	$151.3	$132.4	$8.2	$—	$124.2
Foreign currency contracts	7.6	6.5	1.1	—	—	1.1
Total assets at fair value	$291.3	$157.8	$133.5	$8.2	$—	$125.3

Liabilities:
Commodities contracts	$218.6	$151.3	$67.4	$6.0	$—	$61.3
Foreign currency contracts	9.8	6.5	3.3	—	—	3.3
Total liabilities at fair value	$228.4	$157.8	$70.6	$6.0	$—	$64.6
At September 30, 2026 and December 31, 2025, we did not present any amounts gross on our Condensed Consolidated Balance Sheets where we had the right of offset.
Concentration of Credit Risk
Our individual over-the-counter ("OTC") counterparty exposure is managed within predetermined credit limits and includes the use of cash-call margins when appropriate, thereby reducing the risk of significant nonperformance. At September 30, 2026, one of our counterparties with a total exposure of $8.8 million represented over 10% of our credit exposure to OTC derivative counterparties, for which we held no cash collateral.
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

During the second quarter of 2025, we identified impairment indicators with respect to the Falmouth asset group within our marine segment as well as intangible assets related to certain trade names within our land segment. We determined that the carrying amount of the Falmouth asset group was not recoverable and recognized an asset impairment charge of $31.6 million. The fair value of the asset group, excluding the related land, was determined to be nominal based on an income approach using a discounted cash flow methodology. As a result, the full carrying amount of the long-lived assets, excluding the related land, was impaired. The fair value measurement is categorized as Level 3 within the fair value hierarchy. We also recognized an asset impairment charge of $8.0 million related to certain trade names as a result of steps taken to consolidate branding within our land segment. We determined that the carrying value of the assets was not recoverable and recognized a full impairment of the related intangible assets. The fair value measurement is categorized as Level 3 within the fair value hierarchy. These asset impairment charges are recorded within Goodwill and other asset impairments on the Condensed Consolidated Statements of Income and Comprehensive Income during the three months ended June 30, 2025.
The fair values of nonrecurring assets or liabilities measured using Level 3 inputs were not material as of September 30, 2026.
6. Supplier Financing Programs
Under various supplier finance programs, we agree to pay counterparties engaged as paying agents the stated amount of confirmed invoices from our designated suppliers on the original maturity date of the invoices. Under certain of these arrangements, we may also pay fees for the supplier finance platform and related support.
Outstanding obligations confirmed under our supplier finance programs were $287.4 million and $210.1 million as of September 30, 2026 and December 31, 2025, respectively, and are included in Accounts payable within our Condensed Consolidated Balance Sheets.
7. Debt, Interest Income, Expense, and Other Financing Costs
Long-Term Debt
Our outstanding debt consists of the following (in millions):

	September 30, 2026	December 31, 2025
Credit Facility (1)	$—	$—
Term loan (1)	340.1	346.5
Convertible Notes (2)	345.3	343.4
Finance leases	5.7	4.4
Other	2.7	2.8
Total debt	693.8	697.1
Less: Current maturities of long-term debt and finance leases	9.9	11.9
Long-term debt	$683.9	$685.2
(1)The Fourth Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) matures in November 2030 and provides for a term loan as well as a revolving credit facility of up to $1.65 billion (the "Credit Facility").
(2)Our 3.250% Convertible Senior Notes due 2028 (the "Convertible Notes") were issued in June 2023 and mature on July 1, 2028, unless earlier converted, redeemed or repurchased. As of September 30, 2026 and December 31, 2025, the net carrying amount of the Convertible Notes includes the aggregate principal amount of $350.0 million, net of unamortized debt issuance costs of $4.7 million and $6.6 million, respectively. As of September 30, 2026 and December 31, 2025, the fair value of the Convertible Notes was estimated to be approximately $475.6 million and $378.3 million, respectively, using the Level 2 observable input of quoted market prices in an inactive market.

Interest Income, Expense, and Other Financing Costs
The following table provides additional information about our Interest expense and other financing costs, net (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense and other financing costs	$(33.4)	$(28.4)	$(94.1)	$(83.2)
Interest income	2.6	2.5	6.5	8.8
Interest expense and other financing costs, net	$(30.8)	$(25.9)	$(87.7)	$(74.4)
8. Commitments and Contingencies
On November 23, 2023, one of our subsidiaries submitted an erroneous bid in the Finnish power market. During the fourth quarter of 2023, the Company recognized related extraordinary losses totaling $48.8 million, which were primarily included in Cost of revenue in the accompanying Condensed Consolidated Statements of Income and Comprehensive Income. In December 2023, the subsidiary received a request for information from Energiavirasto, the Finnish energy regulatory authority ("EA") indicating that EA had initiated an investigation in relation to the events surrounding the erroneous bid submission. On December 11, 2025, EA issued its decision in which it found the subsidiary had breached the prohibition on market manipulation in wholesale energy markets under E.U. law. On April 23, 2026, the EA submitted a recommendation to the Finnish Market Court that it impose a penalty fee in the amount of $10.5 million (EUR 9.3 million). We believe the EA’s penalty payment proposal should be dismissed as unfounded and are defending against the proposal before the Finnish Market Court. The Finnish Market Court will ultimately determine whether any penalty should be assessed and, if so, the amount.
We are also a party to various claims, complaints and proceedings arising in the ordinary course of our business including, but not limited to, environmental claims, commercial and governmental contract claims, such as property damage, demurrage, personal injury, billing and fuel quality claims, as well as bankruptcy preference claims and tax and administrative claims.
From time to time, we are also under review by various domestic and foreign tax authorities regarding indirect tax matters and are involved in various challenges and litigation in a number of countries, including, in particular, South Korea, where the amounts in controversy may be material. During 2016 and 2017, the South Korean branch of one of our subsidiaries received assessments totaling approximately $25.3 million (KRW 34.3 billion) from the regional tax authorities of Seoul, South Korea. The assessments primarily consist of fines and penalties for allegedly failing to issue Value Added Tax ("VAT") invoices and report certain transactions during the period 2011-2014. These assessments do not involve failure to pay or collect VAT. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
We have established loss provisions for claims and other matters in which losses are probable and can be reasonably estimated. As of September 30, 2026, our reserves for such claims were not material. For those matters where a reserve has not been established and for which we believe a loss is reasonably possible, we believe that such losses will not have a material adverse effect on our Condensed Consolidated Financial Statements. However, any adverse resolution of one or more such claims, complaints or proceedings during a particular period could have a material adverse effect on our Condensed Consolidated Financial Statements or disclosures for that period.
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
9. Shareholders' Equity
Cash Dividends
During the nine months ended September 30, 2026, the Company's Board of Directors (the "Board") declared quarterly cash dividends of $0.20, $0.23, and $0.23 per common share representing first, second, and third quarter dividends of $10.2 million, $11.7 million, and $11.7 million, which were paid on April 16, 2026, July 16, 2026, and October 16, 2026, respectively. During the nine months ended September 30, 2025, the Board declared quarterly cash dividends of $0.17, $0.20, and $0.20 per common share representing first, second, and third quarter dividends of $9.6 million, $11.0 million, and $11.0 million, which were paid on April 16, 2025, July 16, 2025, and October 16, 2025, respectively.
Accumulated Other Comprehensive Income (Loss)
Our Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments related to our subsidiaries that have a functional currency other than the U.S. dollar and unrealized gains (losses) from derivative instruments designated as cash flow hedges. The after-tax changes in Accumulated other comprehensive income (loss) by component were as follows (in millions):

	Foreign Currency Translation Adjustments	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
Balance as of January 1, 2026	$(17.6)	$0.3	$(17.3)
Other comprehensive income (loss) before reclassifications	(1.7)	(71.6)	(73.3)
Amounts reclassified from Accumulated other comprehensive income (loss) (1)	(3.8)	47.1	43.3
Balance as of September 30, 2026	$(23.1)	$(24.2)	$(47.3)

Balance as of January 1, 2025	$(92.2)	$1.2	$(91.0)
Other comprehensive income (loss) before reclassifications	18.9	(8.7)	10.2
Amounts reclassified from Accumulated other comprehensive income (loss) (2)	55.1	7.2	62.3
Balance as of September 30, 2025	$(18.2)	$(0.3)	$(18.5)
(1)During the nine months ended September 30, 2026, cumulative translation gains were reclassified from Accumulated other comprehensive income (loss) into net income as a result of divestitures during the period.
(2)During the nine months ended September 30, 2025, cumulative translation losses were reclassified from Accumulated other comprehensive income (loss) into net income as a result of divestitures during the period.

10. Revenue from Contracts with Customers
Disaggregated Revenue
The following table presents our revenues from contracts with customers disaggregated by major geographic areas in which we conduct business (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Aviation	$358.7	$230.9	$1,012.2	$724.3
Land	1.1	12.6	4.4	63.4
Marine	1,194.6	903.1	3,409.2	2,602.7
Asia Pacific	1,554.3	1,146.6	4,425.8	3,390.4

Aviation	2,122.3	1,345.8	5,228.6	3,355.9
Land	55.0	219.4	539.8	1,197.3
Marine	804.1	584.3	1,914.0	1,521.7
EMEA	2,981.4	2,149.5	7,682.4	6,074.8

Aviation	1,449.5	892.6	4,212.5	2,746.9
Land	—	—	0.1	0.1
Marine	194.2	134.7	600.4	546.0
LATAM	1,643.7	1,027.3	4,813.1	3,293.0

Aviation	3,744.9	2,392.6	10,264.8	7,396.5
Land	2,801.7	2,307.2	7,720.1	6,570.9
Marine	572.7	367.0	1,669.2	1,142.4
North America	7,119.3	5,066.8	19,654.1	15,109.8

Other revenues (excluded from ASC 606) (1)	(28.0)	1.6	(28.5)	19.6

Total revenue	$13,270.7	$9,391.8	$36,546.9	$27,887.6
(1)    Includes revenue from derivatives, leases, and other transactions that we account for under separate guidance.
Accounts Receivable, Contract Assets and Contract Liabilities
The nature of the receivables related to revenue from contracts with customers and other types of contracts (excluded from ASC 606) are substantially similar, as they are both generated from transactions with the same type of counterparties (e.g., sale of fuel and storage that meet the definition of a lease with the same counterparty) and are entered into utilizing the same credit approval and monitoring procedures for all customers. As such, we believe the risk associated with the cash flows from the different types of receivables is not meaningful to separately disaggregate the accounts receivable balance presented on our Condensed Consolidated Balance Sheets. As of September 30, 2026 and December 31, 2025, the contract assets and contract liabilities recognized by the Company were not material.

11. Income Taxes
Our income tax provision and the respective effective income tax rates are as follows (in millions, except for income tax rates):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$18.4	$10.7	$41.6	$(105.8)
Effective income tax rate	32.7%	27.5%	26.9%	24.1%
Our provision for income taxes for the three months ended September 30, 2026 includes a net discrete income tax expense of $4.5 million, of which a tax expense of $2.5 million relates to adjustments to deferred tax asset positions and a net tax expense of $2.0 million primarily relates to return-to-provision adjustments for both domestic and foreign tax returns.
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
Our provision for income taxes for the nine months ended September 30, 2026 includes a net discrete income tax expense of $1.4 million, of which a net tax expense of $3.2 million relates to return-to-provision and other adjustments to our worldwide tax positions and $3.0 million relates to adjustments to deferred tax asset positions, partially offset by a net tax benefit of $4.8 million related to changes in our reserves for uncertain tax positions.
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
Our income tax provisions for the three and nine months ended September 30, 2026 and 2025 were calculated based on the estimated annual effective income tax rates for the 2026 and 2025 years, respectively. The actual effective income tax rate for the 2026 year may be materially different for several reasons including differences between estimated versus actual results and the geographic tax jurisdictions in which the results are earned.
We have various tax returns under examination both in the U.S. and foreign jurisdictions. The most material of these is in Denmark, where one of our subsidiaries has been under audit since 2018. Through September 30, 2026, we have received final tax assessments for the 2013 through 2021 tax years of approximately $147.1 million (DKK 970.5 million), excluding interest, which would be material. We believe we have substantial defenses to these assessments and expect to continue to pursue available administrative and judicial remedies to resolve this matter.
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

Information concerning our revenue, significant segment expenses, and income from operations by segment is as follows (in millions):

	For the Three Months Ended September 30, 2026
	Aviation	Land	Marine	Total
Revenue	$7,647.7	$2,855.7	$2,767.3	$13,270.7
Segment expenses:
Cost of revenue	(7,499.8)	(2,774.3)	(2,708.5)	(12,982.6)
Compensation and related costs	(37.9)	(22.1)	(7.7)	(67.8)
Incentive compensation	(4.4)	(4.9)	(1.5)	(10.8)
Corporate allocations (1)	(11.1)	(3.9)	(6.8)	(21.9)
Depreciation and amortization	(5.3)	(6.7)	(0.3)	(12.2)
Provision for credit losses	(1.8)	0.4	(1.0)	(2.4)
Goodwill and other asset impairments	—	(0.9)	—	(0.9)
Restructuring and exit costs	8.8	(1.0)	0.4	8.1
Other segment expenses (2)	(18.8)	(14.4)	(5.1)	(38.3)
Operating income - segment profit (loss)	77.5	27.8	36.8	142.0
Unallocated corporate expenses (3)				(61.9)
Interest expense and other financing costs, net				(30.8)
Other income (expense), net				7.0
Income (loss) before income taxes				$56.3

	For the Nine Months Ended September 30, 2026
	Aviation	Land	Marine	Total
Revenue	$20,652.3	$8,299.5	$7,595.1	$36,546.9
Segment expenses:
Cost of revenue	(20,158.1)	(8,074.1)	(7,390.3)	(35,622.5)
Compensation and related costs	(117.2)	(85.1)	(25.2)	(227.4)
Incentive compensation	(31.6)	(12.2)	(19.4)	(63.1)
Corporate allocations (1)	(33.0)	(12.9)	(19.9)	(65.8)
Depreciation and amortization	(15.5)	(20.4)	(0.9)	(36.7)
Provision for credit losses	(8.2)	(5.0)	(24.7)	(37.9)
Goodwill and other asset impairments	—	3.2	(1.4)	1.8
Restructuring and exit costs	7.8	(7.1)	(1.8)	(1.1)
Other segment expenses (2)	(56.6)	(49.7)	(19.6)	(125.8)
Operating income - segment profit (loss)	240.0	36.3	92.0	368.3
Unallocated corporate expenses (3)				(135.8)
Interest expense and other financing costs, net				(87.7)
Other income (expense), net				10.0
Income (loss) before income taxes				$154.8

	For the Three Months Ended September 30, 2025
	Aviation	Land	Marine	Total
Revenue	$4,868.1	$2,535.6	$1,988.1	$9,391.8
Segment expenses:
Cost of revenue	(4,725.3)	(2,454.2)	(1,962.7)	(9,142.2)
Compensation and related costs	(28.1)	(35.2)	(7.9)	(71.2)
Incentive compensation	(10.1)	(3.4)	(1.7)	(15.3)
Corporate allocations (1)	(9.1)	(4.1)	(5.4)	(18.7)
Depreciation and amortization	(4.2)	(8.6)	(0.3)	(13.1)
Provision for credit losses	(1.3)	(0.2)	(0.1)	(1.6)
Goodwill and other asset impairments	—	—	—	—
Restructuring and exit costs	(0.5)	(1.2)	0.2	(1.5)
Other segment expenses (2)	(12.3)	(17.0)	(5.5)	(34.8)
Operating income - segment profit (loss)	77.1	11.7	4.7	93.6
Unallocated corporate expenses (3)				(30.7)
Interest expense and other financing costs, net				(25.9)
Other income (expense), net				1.8
Income (loss) before income taxes				$38.8

	For the Nine Months Ended September 30, 2025
	Aviation	Land	Marine	Total
Revenue	$14,247.4	$7,825.9	$5,814.3	$27,887.6
Segment expenses:
Cost of revenue	(13,851.0)	(7,598.1)	(5,726.1)	(27,175.2)
Compensation and related costs	(84.3)	(109.9)	(24.3)	(218.5)
Incentive compensation	(20.6)	(6.9)	(5.0)	(32.5)
Corporate allocations (1)	(27.9)	(11.9)	(15.8)	(55.5)
Depreciation and amortization	(12.6)	(26.4)	(0.8)	(39.9)
Provision for credit losses	(3.6)	(2.0)	(0.1)	(5.7)
Goodwill and other asset impairments	—	(411.5)	(31.6)	(443.1)
Restructuring and exit costs	(5.3)	(9.6)	(0.6)	(15.5)
Other segment expenses (2)	(37.2)	(50.1)	(16.0)	(103.3)
Operating income - segment profit (loss)	204.9	(400.4)	(6.1)	(201.6)
Unallocated corporate expenses (3)				(87.2)
Interest expense and other financing costs, net				(74.4)
Other income (expense), net				(74.8)
Income (loss) before income taxes				$(438.0)
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

Information concerning our capital expenditures and depreciation and amortization by segment is as follows (in millions):

	For the Three Months Ended September 30, 2026
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$8.9	$8.7	$0.8	$18.4	$3.4	$21.8
Capital expenditures	8.2	1.4	0.2	9.8	1.0	10.8

	For the Nine Months Ended September 30, 2026
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$26.0	$26.5	$2.4	$54.8	$7.2	$62.0
Capital expenditures	25.6	7.4	1.3	34.3	4.1	38.4

	For the Three Months Ended September 30, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$7.5	$13.7	$0.6	$21.8	$1.8	$23.5
Capital expenditures	7.7	2.8	0.7	11.3	2.8	14.1

	For the Nine Months Ended September 30, 2025
	Aviation	Land	Marine	Segment Total	Corporate - Unallocated	Consolidated
Depreciation and amortization (1)	$22.4	$43.2	$2.3	$67.8	$5.2	$73.0
Capital expenditures	22.5	11.8	3.5	37.9	6.3	44.2
(1)Total depreciation and amortization as presented includes charges classified within Cost of revenue and Operating expenses in our Condensed Consolidated Statements of Income and Comprehensive Income.
Information concerning our Accounts receivable, net of allowance for credit losses and Total assets by reportable segment is as follows (in millions):

	September 30, 2026	December 31, 2025
Accounts receivable, net:
Aviation segment	$1,810.7	$1,119.7
Land segment	472.2	592.5
Marine segment	842.3	496.2
Total accounts receivable, net	$3,125.2	$2,208.5
Total assets:
Aviation segment	$3,611.1	$2,588.7
Land segment	1,980.7	2,131.3
Marine segment	1,064.1	701.4
Total reportable segment assets	6,655.9	5,421.4
Corporate and other	383.0	442.5
Total assets	$7,038.9	$5,863.9

13. Earnings Per Common Share
The following table sets forth the computation of basic and diluted earnings per common share for the periods presented (in millions, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to World Kinect	$38.0	$25.7	$112.6	$(334.7)
Denominator:
Weighted average common shares for basic earnings per common share	51.2	55.6	51.4	56.2
Effect of dilutive securities	3.3	0.3	1.2	—
Weighted average common shares for diluted earnings per common share	54.4	55.9	52.5	56.2
Basic earnings (loss) per common share	$0.74	$0.46	$2.19	$(5.95)
Diluted earnings (loss) per common share	$0.70	$0.46	$2.14	$(5.95)
Weighted average securities which are not included in the calculation of diluted earnings per common share because their impact is anti-dilutive or their performance conditions have not been met	0.8	1.2	0.7	1.6
14. Restructuring and Exit Activities
The following table summarizes our restructuring and exit costs (in millions):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Restructuring charges	$6.2	$4.6	$15.7	$25.2
Exit costs	(7.7)	0.2	(1.6)	0.7
Total restructuring and exit costs	$(1.5)	$4.9	$14.1	$25.9
2026 Exit Activities
During the nine months ended September 30, 2026, management continued to execute the plan initiated in 2025 to exit certain operations within the land segment that are no longer profitable or not aligned with the Company's core business and corporate strategy, and also initiated actions to exit certain businesses within the aviation segment. As a result of the actions taken during the nine months ended September 30, 2026, we recognized a net credit for exit activities totaling $1.6 million, comprised of net gains on the sale of assets of $17.0 million, which were partially offset by charges associated with various legal matters and contract termination costs of $8.1 million and severance and compensation costs of $7.3 million.
In addition, as a result of the actions taken in 2026, we recognized additional allowances for current expected credit losses of $3.0 million with respect to accounts receivable associated with exited business lines and $23.2 million with respect to notes receivable from an equity method investee, resulting from our decision to discontinue ongoing financial support, included in General and administrative within our Condensed Consolidated Statements of Income and Comprehensive Income. The underlying equity method investment had no carrying value as of September 30, 2026.
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
In addition, we recognized asset impairment charges of $5.8 million related to assets no longer in use or expected to provide nominal future economic benefit, included in Goodwill and other asset impairments within our Condensed Consolidated Statements of Income and Comprehensive Income.
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
As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. During the nine months ended September 30, 2026, we recognized $15.7 million of charges associated with the 2025 Restructuring Plan, consisting primarily of costs associated with the global finance and accounting optimization program as well as additional severance and other compensation costs.
We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $2.0 million in transition costs and one-time charges associated with the planned initiatives during the year ending December 31, 2026.
Rollforward of Restructuring and Exit Activity Accruals
The following table provides a summary of our accruals for severance and other compensation cost activities as well as other transition costs as part of current and previously completed restructuring plans and other exit activities (in millions):

	Aviation	Land	Marine	Corporate	Consolidated
Accrued charges as of December 31, 2025	$3.3	$31.6	$1.2	$10.5	$46.6
Restructuring and exit activity charges	1.3	8.0	1.8	9.0	20.1
Paid during the period	(2.9)	(19.9)	(2.2)	(11.4)	(36.4)
Accrued charges as of September 30, 2026	$1.6	$19.8	$0.8	$8.2	$30.4

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
Forward-Looking Statements
This 10-Q Report and the information incorporated by reference in it, or made by us in other reports, filings with the U.S. Securities and Exchange Commission (the "SEC"), press releases, teleconferences, industry conferences or otherwise, contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, any statement that may predict, forecast, indicate or imply future results, performance or achievements, and may contain the words "believe," "expect," "estimate," "project," "could," "would," "will," "might," "continue," "plan," "ability," "achieve," "can," "intend," "impact," "may," "potential," "remain," "strategy," "design," "future," "forecast," "pursue," "schedule," or words or phrases of similar meaning. Specifically, this 10-Q Report includes forward-looking statements regarding (i) expectations regarding macroeconomic conditions, including inflation and its impact on us, (ii) conditions in the aviation, land, and marine markets and their impact on our business, (iii) growth in our core businesses, (iv) the impact of fuel prices and our working capital, liquidity, and capital expenditure requirements, (v) our expectations and estimates regarding tax, legal and accounting matters, accounting standards and environmental credits, including the impact on our financial statements, (vi) our hedging strategy, (vii) our acquisitions, divestitures, restructurings and other strategic transactions (viii) global trade trends and patterns, including the impact of tariffs and global conflicts, and (ix) estimates regarding the financial impact of our derivative and other trading contracts. Our forward-looking statements are qualified in their entirety by cautionary statements and risk factor disclosures contained in our SEC filings.
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
Management continued to execute these plans in 2026, and also initiated actions to exit certain businesses within the aviation segment, and as a result of the actions taken during the nine months ended September 30, 2026 within the land and aviation segments, we recognized a net credit for exit activities totaling $1.6 million, comprised of net gains on the sale of assets of $17.0 million, which were partially offset by charges associated with various legal matters and contract termination costs of $8.1 million and severance and compensation costs of $7.3 million. In addition, as a result of the actions taken in 2026, we recognized additional allowances for current expected credit losses of $3.0 million with respect to accounts receivable associated with exited business lines and $23.2 million with respect to notes receivable from an equity method investee, resulting from our decision to discontinue ongoing financial support.
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

As a result of the actions taken under the 2025 Restructuring Plan, we recognized $45.2 million of restructuring charges associated with the 2025 Restructuring Plan during the year ended December 31, 2025, including $32.7 million of severance and other compensation costs and $12.6 million of other transition related costs. During the nine months ended September 30, 2026, we recognized $15.7 million of charges associated with the 2025 Restructuring Plan, consisting primarily of costs associated with the global finance and accounting optimization program as well as additional severance and other compensation costs. We plan to complete the transition activities associated with the global finance and accounting optimization in the fourth quarter of 2026 and expect to recognize an additional $2.0 million in transition costs and one-time charges associated with the planned global finance and accounting initiatives during the year ending December 31, 2026.
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
Land Segment
In our land segment, we continue to focus on improving capital efficiency, leveraging the capabilities of our acquisitions, and realigning our operational platform. In 2025, we launched an initiative designed to further streamline our operating model and enhance organizational efficiency and effectiveness. On April 9, 2025, we closed the Watson Fuels sale, and in the fourth quarter of 2025 and into 2026, we committed to and initiated actions to exit certain operations within the land segment, including direct fuel transportation services, lubricants, heating oil, power, and certain advisory and sustainability offerings, that are no longer profitable or not aligned with the Company's core business and corporate strategy. In June 2026, we closed on the sale of a majority of the Land Fuel Transportation and Lubricants disposal group. See Note 2. Acquisitions and Divestitures and Note 14. Restructuring and Exit Activities for additional information about the actions taken and related impairment charges.
Marine Segment
We believe that our marine business is well-positioned to generate relatively moderate levels of earnings in stable markets and provide additional value in volatile and credit constrained markets. Due to the generally spot nature of sales in our marine business, we have traditionally benefited from elevated fuel prices and volatility as well as a constrained credit environment, as seen during the first nine months of 2026, with the increase in global oil prices and related volatility resulting in a significant improvement in marine segment profitability.
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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Three Months Ended September 30,
	2026	2025
Revenue	$13,270.7	$9,391.8
Cost of revenue	12,982.6	9,142.2
Gross profit	288.1	249.6
Operating expenses:
Compensation and employee benefits	107.0	112.4
General and administrative	101.6	69.5
Goodwill and other asset impairments	0.9	—
Restructuring charges	(1.5)	4.9
Total operating expenses	208.0	186.8
Income (loss) from operations	80.1	62.9
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(30.8)	(25.9)
Other income (expense), net	7.0	1.8
Total non-operating income (expense), net	(23.8)	(24.0)
Income (loss) before income taxes	56.3	38.8
Provision for income taxes	18.4	10.7
Net income (loss) including noncontrolling interest	37.9	28.1
Net income (loss) attributable to noncontrolling interest	(0.2)	2.4
Net income (loss) attributable to World Kinect	$38.0	$25.7

Basic earnings (loss) per common share	$0.74	$0.46

Diluted earnings (loss) per common share	$0.70	$0.46
Revenue. Our consolidated revenue for the three months ended September 30, 2026 was $13.3 billion, an increase of $3.9 billion, or 41%, compared to the three months ended September 30, 2025, attributable to increased revenue of $2.8 billion, $0.8 billion, and $0.3 billion in our aviation, marine, and land segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the three months ended September 30, 2026 was $288.1 million, an increase of $38.5 million, or 15%, compared to the three months ended September 30, 2025, attributable to increased gross profit of $33.3 million and $5.2 million in our marine and aviation segments, respectively, as discussed further below.
Operating Expenses. Total operating expenses for the three months ended September 30, 2026 were $208.0 million, an increase of $21.2 million, or 11%, compared to the three months ended September 30, 2025. The increase in operating expenses was primarily attributable to an allowance for current expected credit losses recognized during the three months ended September 30, 2026 with respect to notes receivable from an equity method investee reported as corporate and other, resulting from our decision to discontinue ongoing financial support, as well as increased operating expenses associated with the Universal TSS acquisition. These increases were partially offset by the cost reduction impact of the business exits in the land segment initiated in the fourth quarter of 2025 and the impact of gains recognized on the sale of assets associated with business exits during the three months ended September 30, 2026.

Non-Operating Income (Expense), net. For the three months ended September 30, 2026, we had net non-operating expense of $23.8 million compared to net non-operating expense of $24.0 million for the three months ended September 30, 2025. The decrease of $0.2 million during the three months ended September 30, 2026 was primarily attributable to an increase in other income, largely offset by higher interest expense.
Income Taxes. For the three months ended September 30, 2026, we recognized an income tax expense of $18.4 million, compared to income tax expense of $10.7 million for the three months ended September 30, 2025. The increase of $7.8 million was primarily attributable to a net discrete tax expense of $4.5 million for the three months ended September 30, 2026 compared to a net discrete tax benefit of $1.0 million for the three months ended September 30, 2025 and higher income before income taxes, partially offset by changes in the mix of our worldwide earnings. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of our aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2026	2025	Change
Revenue	$7,647.7	$4,868.1	$2,779.6

Gross profit	$147.9	$142.8	$5.2
Operating expenses	70.4	65.7	4.7
Income (loss) from operations	$77.5	$77.1	$0.4

Operational metrics:
Aviation segment volumes (gallons)	1,850.3	1,829.1	21.2
Aviation segment average price per gallon	$3.84	$2.42	$1.42
Revenues in our aviation segment were $7.6 billion for the three months ended September 30, 2026, an increase of $2.8 billion, or 57%, compared to the three months ended September 30, 2025. The increase in revenue was primarily driven by a 58% increase in average jet fuel price per gallon. Total aviation volumes increased by 21.2 million gallons, or 1%, to 1.9 billion gallons.
Aviation segment gross profit for the three months ended September 30, 2026 was $147.9 million, an increase of $5.2 million, or 4%, compared to the three months ended September 30, 2025. The increase in gross profit was primarily attributable to the contribution from the Universal TSS acquisition that closed in the fourth quarter of 2025 and growth in our core commercial fuel business, principally in Europe and Latin America, partially offset by lower physical inventory-related profitability in our core commercial business during the three months ended September 30, 2026.
Income from operations in our aviation segment for the three months ended September 30, 2026 was $77.5 million, an increase of $0.4 million, or 1%, compared to the three months ended September 30, 2025, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to the incremental operating costs associated with the Universal TSS business acquired in the fourth quarter of 2025, partially offset by gains recognized on the sale of assets associated with business exits during the three months ended September 30, 2026.

Land Segment Results of Operations
The following provides a summary of our land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Three Months Ended September 30,
	2026	2025	Change
Revenue	$2,855.7	$2,535.6	$320.1

Gross profit	$81.4	$81.4	$—
Operating expenses	53.6	69.6	(16.0)
Income (loss) from operations	$27.8	$11.7	$16.0

Operational metrics:
Land segment volumes (gallons) (1)	1,204.3	1,382.5	(178.2)
Land segment average price per gallon	$2.37	$1.83	$0.54
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $2.9 billion for the three months ended September 30, 2026, an increase of $320.1 million, or 13%, compared to the three months ended September 30, 2025. The increase in revenue was principally driven by higher average prices, partially offset by a decrease in volume. Average fuel prices increased by 18%. Total volumes decreased by 178.2 million, or 13%, to 1.2 billion gallons or gallon equivalents, primarily attributable to decreased volumes in our European power business, which is considered non-core and in the process of being exited, as well as the Land Fuel Transportation and Lubricants business sold during the second quarter of 2026.
Land segment gross profit for the three months ended September 30, 2026 was $81.4 million, flat compared to gross profit of $81.4 million for the three months ended September 30, 2025, primarily attributable to higher contributions from our cardlock network and retail operations in North America, which were largely offset by the impact of the business activity exits initiated in the fourth quarter of 2025.
Income from operations in our land segment for the three months ended September 30, 2026 was $27.8 million, an increase of $16.0 million, or 136%, compared to the three months ended September 30, 2025, driven by a decrease in operating expenses primarily attributable to the cost reduction impact of the business exits initiated in the fourth quarter of 2025.
Marine Segment Results of Operations
The following provides a summary of our marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Three Months Ended September 30,
	2026	2025	Change
Revenue	$2,767.3	$1,988.1	$779.2

Gross profit	$58.8	$25.5	$33.3
Operating expenses	22.0	20.7	1.3
Income (loss) from operations	$36.8	$4.7	$32.1

Operational metrics:
Marine segment volumes (metric tons)	3.7	4.1	(0.3)
Marine segment average price per metric ton	$742.96	$489.90	$253.06
Revenues in our marine segment were $2.8 billion for the three months ended September 30, 2026, an increase of $779.2 million, or 39%, compared to the three months ended September 30, 2025. The increase in revenue was driven by higher average fuel prices, partially offset by a decrease in volume. The average price per metric ton of bunker fuel sold increased by 52%. Total volumes decreased by 0.3 million metric tons, or 8%, to 3.7 million, due to reduced demand driven by the conflict in the Middle East.

Marine segment gross profit for the three months ended September 30, 2026 was $58.8 million, an increase of $33.3 million, or 131%, primarily driven by a higher profit contribution from our core resale business and certain physical locations, which benefited from increased bunker fuel prices and elevated market volatility.
Income from operations in our marine segment for the three months ended September 30, 2026 was $36.8 million, an increase of $32.1 million, or 680%, compared to the three months ended September 30, 2025, principally driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses attributable to an increase in reserves for credit losses.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Consolidated Results of Operations
The following provides a summary of our consolidated results of operations for the periods indicated (in millions, except per share amounts):

	For the Nine Months Ended September 30,
	2026	2025
Revenue	$36,546.9	$27,887.6
Cost of revenue	35,622.5	27,175.2
Gross profit	924.4	712.4
Operating expenses:
Compensation and employee benefits	383.1	323.0
General and administrative	296.5	209.2
Goodwill and other asset impairments	(1.8)	443.1
Restructuring charges	14.1	25.9
Total operating expenses	691.9	1,001.2
Income (loss) from operations	232.5	(288.8)
Non-operating income (expenses), net:
Interest expense and other financing costs, net	(87.7)	(74.4)
Other income (expense), net	10.0	(74.8)
Total non-operating income (expense), net	(77.6)	(149.2)
Income (loss) before income taxes	154.8	(438.0)
Provision for income taxes	41.6	(105.8)
Net income (loss) including noncontrolling interest	113.2	(332.2)
Net income (loss) attributable to noncontrolling interest	0.6	2.5
Net income (loss) attributable to World Kinect	$112.6	$(334.7)

Basic earnings (loss) per common share	$2.19	$(5.95)

Diluted earnings (loss) per common share	$2.14	$(5.95)
Revenue. Our consolidated revenue for the nine months ended September 30, 2026 was $36.5 billion, an increase of $8.7 billion, or 31%, compared to the nine months ended September 30, 2025, attributable to increased revenue of $6.4 billion, $1.8 billion, and $0.5 billion in our aviation, marine, and land segments, respectively, as discussed further below.
Gross Profit. Our gross profit for the nine months ended September 30, 2026 was $924.4 million, an increase of $212.0 million, or 30%, compared to the nine months ended September 30, 2025, attributable to increased gross profit of $116.6 million and $97.8 million in our marine and aviation segments, respectively, partially offset by decreased gross profit of $2.4 million in our land segment, as discussed further below.
Operating Expenses. Total operating expenses for the nine months ended September 30, 2026 were $691.9 million, a decrease of $309.3 million, or 31%, compared to the nine months ended September 30, 2025. The decrease in operating expenses was primarily attributable to the $443.1 million of goodwill and other asset impairment charges recognized during the nine months ended September 30, 2025 as well as the impact of the Watson Fuels sale, partially offset by an increase in the allowance for current expected credit losses incurred during the nine months ended September 30, 2026 and compensation and employee benefit costs, primarily driven by higher incentive compensation costs in our aviation and marine segments, as well as costs associated with the Universal TSS business acquired in the fourth quarter of 2025. The increase in current expected credit losses during the nine months ended September 30, 2026 was a result of the deteriorating financial condition of certain aviation and marine segment customers, including a marine segment customer which filed for creditor protection during the second quarter of 2026 and is currently operating under court supervision, as well as an allowance recognized with respect to notes receivable from an equity method investee reported as corporate and other, resulting from our decision to discontinue ongoing financial support.
Non-Operating Income (Expense), net. For the nine months ended September 30, 2026, we had net non-operating expense of $77.6 million compared to net non-operating expense of $149.2 million for the nine months ended September 30, 2025. The decrease of $71.5 million during the nine months ended September 30, 2026 was primarily attributable to the $81.7 million loss on the sale of Watson Fuels during the nine months ended September 30, 2025, partially offset by increased foreign currency losses and higher interest expense during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.
Income Taxes. For the nine months ended September 30, 2026, we recognized income tax expense of $41.6 million, compared to income tax benefit of $105.8 million for the nine months ended September 30, 2025. The increase of $147.4 million was primarily attributable to tax benefits on asset impairments recognized during the nine months ended September 30, 2025, higher income before income taxes, and a net discrete tax expense of $1.4 million as compared to a net discrete tax benefit of $12.8 million for the nine months ended September 30, 2025. These increases were partially offset by changes in the mix of our worldwide earnings. See Note 11. Income Taxes for additional information.
Aviation Segment Results of Operations
The following provides a summary of our aviation segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2026	2025	Change
Revenue	$20,652.3	$14,247.4	$6,404.9

Gross profit	$494.2	$396.4	$97.8
Operating expenses	254.2	191.5	62.7
Income (loss) from operations	$240.0	$204.9	$35.1

Operational metrics:
Aviation segment volumes (gallons)	5,233.1	5,385.3	(152.2)
Aviation segment average price per gallon	$3.66	$2.41	$1.25
Revenues in our aviation segment were $20.7 billion for the nine months ended September 30, 2026, an increase of $6.4 billion, or 45%, compared to the nine months ended September 30, 2025. The increase in revenue was driven by higher average prices, partially offset by a decrease in volume. Average jet fuel price per gallon sold increased by 52%. Total aviation volumes decreased by 152.2 million gallons, or 3%, to 5.2 billion gallons.
Our aviation segment gross profit for the nine months ended September 30, 2026 was $494.2 million, an increase of $97.8 million, or 25%, compared to the nine months ended September 30, 2025. The increase in gross profit was primarily attributable to the contribution from Universal TSS acquired in the fourth quarter of 2025 and a higher contribution from increased government activity in the core resale business, as well as stronger physical inventory-related profitability in our core commercial business, driven by elevated jet fuel price volatility during the nine months ended September 30, 2026.
Income from operations in our aviation segment for the nine months ended September 30, 2026 was $240.0 million, an increase of $35.1 million, or 17%, compared to the nine months ended September 30, 2025, driven by the increase in gross profit discussed above, partially offset by an increase in operating expenses. The increase in operating expenses was primarily attributable to increased costs associated with the Universal TSS acquisition during the fourth quarter of 2025, as well as higher incentive compensation costs and a higher allowance for credit losses as a result of increased accounts receivable exposure driven by elevated jet fuel prices during the nine months ended September 30, 2026. These increased costs were partially offset by gains on the sale of assets associated with business exits during the nine months ended September 30, 2026.

Land Segment Results of Operations
The following provides a summary of our land segment results of operations for the periods indicated (in millions, except price per gallon):

	For the Nine Months Ended September 30,
	2026	2025	Change
Revenue	$8,299.5	$7,825.9	$473.6

Gross profit	$225.4	$227.8	$(2.4)
Operating expenses	189.1	628.3	(439.2)
Income (loss) from operations	$36.3	$(400.4)	$436.8

Operational metrics:
Land segment volumes (gallons) (1)	3,789.7	4,220.0	(430.3)
Land segment average price per gallon	$2.19	$1.85	$0.34
(1)Includes gallons and gallon equivalents of British Thermal Units (BTU) for our natural gas sales and Kilowatt Hours (kWh) for our power business.
Revenues in our land segment were $8.3 billion for the nine months ended September 30, 2026, an increase of $0.5 billion, or 6%, compared to the nine months ended September 30, 2025. The increase in revenue was driven by higher average fuel prices, partially offset by a decrease in volumes. Average fuel prices increased by 18%. Total volumes decreased by 430.3 million, or 10%, to 3.8 billion gallons or gallon equivalents, primarily attributable to decreased volumes in our European power business, which is considered non-core and in the process of being exited, the sale of our Land Fuel Transportation and Lubricants business in the second quarter of 2026, and the sale of Watson Fuels.
Our land segment gross profit for the nine months ended September 30, 2026 was $225.4 million, a decrease of $2.4 million, or 1%, compared to the nine months ended September 30, 2025. The decrease in gross profit was principally due to the impact of our exit of certain business activities and unfavorable market conditions in our natural gas business, primarily during the first quarter of 2026, partially offset by higher contributions from our cardlock network and retail operations in North America as well as an increased contribution from our government business.
Income from operations in our land segment for the nine months ended September 30, 2026 was $36.3 million compared to a loss from operations of $400.4 million for the nine months ended September 30, 2025, driven by a decrease in operating expenses, partially offset by the decrease in gross profit discussed above. The decrease in operating expenses was primarily attributable to lower asset impairment charges compared to the nine months ended September 30, 2025, as well as the impact of the Watson Fuels sale and the cost reduction impact of the business exits initiated in the fourth quarter of 2025.
Marine Segment Results of Operations
The following provides a summary of our marine segment results of operations for the periods indicated (in millions, except price per metric ton):

	For the Nine Months Ended September 30,
	2026	2025	Change
Revenue	$7,595.1	$5,814.3	$1,780.8

Gross profit	$204.8	$88.2	$116.6
Operating expenses	112.8	94.3	18.5
Income (loss) from operations	$92.0	$(6.1)	$98.1

Operational metrics:
Marine segment volumes (metric tons)	11.1	11.6	(0.6)
Marine segment average price per metric ton	$686.75	$499.28	$187.47

Revenues in our marine segment were $7.6 billion for the nine months ended September 30, 2026, an increase of $1.8 billion, or 31%, compared to the nine months ended September 30, 2025. The increase in revenue was primarily driven by higher average prices, partially offset by a decrease in volume. The average price per metric ton of bunker fuel sold increased by 38%. Total volumes decreased by 0.6 million metric tons, or 5%, to 11.1 million, due to reduced demand driven by the conflict in the Middle East.
Our marine segment gross profit for the nine months ended September 30, 2026 was $204.8 million, an increase of $116.6 million, or 132%, compared to the nine months ended September 30, 2025 primarily driven by a higher profit contribution from our core resale business and certain physical locations, which benefited from increased bunker fuel prices and elevated market volatility.
Income from operations in our marine segment for the nine months ended September 30, 2026 was $92.0 million compared to a loss from operations of $6.1 million for the nine months ended September 30, 2025, attributable to the increase in gross profit discussed above, partially offset by an increase in operating expenses due to credit losses incurred during the nine months ended September 30, 2026, primarily driven by the deteriorating financial condition of a customer which filed for creditor protection during the second quarter of 2026 and is currently operating under court supervision, as well as higher incentive compensation costs. These increases were partially offset by lower asset impairment charges during the nine months ended September 30, 2026 as a result of the Falmouth impairment recognized during the nine months ended September 30, 2025.
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
Based on the information currently available, we believe that our cash and cash equivalents as of September 30, 2026 and available funds from our Credit Facility, together with cash flows generated by operations, are sufficient to fund our working capital and capital expenditure requirements for at least the next twelve months after the financial statements are issued and the foreseeable future thereafter.
Convertible Notes. As of September 30, 2026, we have outstanding $350.0 million aggregate principal amount of Convertible Notes which mature on July 1, 2028, unless earlier converted, redeemed or repurchased. The Convertible Notes are senior, unsecured obligations that bear interest at a rate of 3.250% per year, payable semiannually in arrears on January 1 and July 1 of each year. Upon conversion, the Convertible Notes will be settled in cash up to the aggregate principal amount of the Convertible Notes to be converted, and in cash, shares of common stock or any combination thereof, at our option, in respect of the remainder, if any, of our conversion obligation in excess of the aggregate principal amount. See Note 7. Debt, Interest Income, Expense, and Other Financing Costs for additional information.
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
See Note 7. Debt, Interest Income, Expense, and Other Financing Costs for additional information.

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
Future Uses of Liquidity
Cash is primarily used to fund working capital to support our operations as well as for strategic acquisitions and investments. There were no material changes in our expected future uses of liquidity from December 31, 2025 to September 30, 2026. For a discussion of these matters, refer to "Liquidity and Capital Resources" under Part II, Item 7 – Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2025 10-K Report.
Cash Flows
The following table reflects the major categories of cash flows for the nine months ended September 30, 2026 and 2025 (in millions). For additional details, please see the unaudited Condensed Consolidated Statements of Cash Flows within this 10-Q Report.

	For the Nine Months Ended September 30,
	2026	2025
Net cash provided by (used in) operating activities	$107.5	$258.7
Net cash provided by (used in) investing activities	47.4	(4.8)
Net cash provided by (used in) financing activities	(127.2)	(163.7)
Operating Activities. For the nine months ended September 30, 2026, net cash provided by operating activities was $107.5 million, compared to $258.7 million net cash provided during the nine months ended September 30, 2025. The $151.2 million decrease in operating cash flows was principally due to an increase in net cash used for accounts payable and accounts receivable, inventory, and in our derivative activities, driven by the increasing price environment during the nine months ended September 30, 2026, partially offset by increased cash provided by our RPA programs and an increase in our net income adjusted for noncash items (see "Results of Operations" for further details of the drivers impacting our net income).
Investing Activities. For the nine months ended September 30, 2026, net cash provided by investing activities was $47.4 million, compared to net cash used of $4.8 million during the nine months ended September 30, 2025. The net cash provided by investing activities for the nine months ended September 30, 2026 was primarily driven by proceeds received from the sale of our Land Fuel Transportation and Lubricants and other businesses of $93.2 million, partially offset by capital expenditures of $38.4 million. Net cash used in investing activities for the nine months ended September 30, 2025 was primarily driven by capital expenditures of $44.2 million and asset acquisitions of $13.3 million, partially offset by $23.4 million net proceeds from the Watson Fuels sale and $27.1 million of cash received from the net repayment of notes receivable.
Financing Activities. For the nine months ended September 30, 2026, net cash used in financing activities was $127.2 million compared to net cash used of $163.7 million for the nine months ended September 30, 2025. The net cash used in financing activities for the nine months ended September 30, 2026 was principally attributable to repurchases of common stock of $89.3 million, dividend payments of $32.6 million, and net repayments of debt of $8.2 million. Net cash used in financing activities for the nine months ended September 30, 2025 was principally attributable to net repayments of debt of $80.7 million driven by the repayment of secured borrowings associated with the transfer of transaction taxes as well as net repayments under our Credit Facility, repurchases of common stock of $45.0 million, and dividend payments of $30.3 million.

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
For information about our derivative instruments at their respective fair value positions as of September 30, 2026, see Note 4. Derivative Instruments.
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
As of the end of the period covered by this 10-Q Report, we evaluated, under the supervision and with the participation of our CEO and CFO, the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
On September 9, 2024 and December 4, 2025, we announced that our Board of Directors approved stock repurchase programs authorizing common stock repurchases of $200.0 million and $150.0 million, respectively. These repurchase authorizations do not require a minimum number of shares of common stock to be purchased, have no expiration date, and repurchases may be initiated, suspended or discontinued at any time. As of September 30, 2026, approximately $212.7 million remained available under our repurchase authorizations. The timing and amount of our repurchases will depend on market conditions, share price, securities law and other legal requirements and factors. We did not repurchase any shares during the third quarter of 2026.
Item 5.     Other Information
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K.

Item 6.     Exhibits
The exhibits set forth in the following index of exhibits are filed as part of this 10-Q Report:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d — 14(a)

32.1	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101	The following materials from World Kinect Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (Extensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Shareholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

104	Cover page interactive file (formatted in Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2026	World Kinect Corporation

/s/ Ira M. Birns
Ira M. Birns
Chief Executive Officer

/s/ Jose-Miguel Tejada
Jose-Miguel Tejada
Executive Vice President and Chief Financial Officer